Form 10-Q
period 2014-03-31
Aldeyra Therapeutics, Inc.
filed 2014-06-11
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36332

ALDEYRA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1968197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 New England Executive Park Burlington, MA	01803
(Address of principal executive offices)	(Zip Code)

(781) 270-0630

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 10, 2014, there were 5,565,413 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2014

INDEX

		Page
PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited):	2
	Balance Sheets at March 31, 2014 and December 31, 2013	2
	Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 and Cumulative for the Period from August 13, 2004 (Inception) to March 31, 2014	3
	Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Period from August 13, 2004 (Inception) to March 31, 2014	4
	Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and Cumulative for the Period from August 13, 2004 (Inception) to March 31, 2014	6
	Notes to Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24
ITEM 4.	Controls and Procedures	25
PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	25
ITEM 1A.	Risk Factors	25
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3.	Defaults Upon Senior Securities	44
ITEM 4.	Mine Safety Disclosures	44
ITEM 5.	Other Information	44
ITEM 6.	Exhibits	45
Signatures		46
Exhibits		47

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,145,621	$3,262,354
Prepaid expenses and other current assets	9,741	8,412

Total current assets	2,155,362	3,270,766
Deferred offering costs	735,204	472,467

Total assets	$2,890,566	$3,743,233

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$165,961	$341,853
Convertible notes payable – related parties	155,097	85,000
Accrued interest on convertible notes payable – related parties	4,732	2,125
Accrued expenses	133,071	117,873
Current portion of credit facility	232,640	58,160

Total current liabilities	691,501	605,011
Credit facility, net of current portion and debt discount	972,418	1,129,015
Accrued deferred offering costs	604,264	394,368
Convertible preferred stock warrant liability	132,373	253,247
Convertible preferred stock warrant liabilities – related parties	1,626,579	3,265,620

Total liabilities	4,027,135	5,647,261
Commitments and contingencies
Redeemable convertible preferred stock:
Series A Preferred Stock, $0.001 par value, 24,000,000 shares authorized; 980,391 shares issued and outstanding as of March 31, 2014 and December 31, 2013 (Liquidation preference of $36,000,000)	29,349,977	29,291,865
Series B Preferred Stock, $0.001 par value, 38,000,000 shares authorized; 1,316,681 shares issued and outstanding as of March 31, 2014 and December 31, 2013 (Liquidation preference of $20,377,506)	9,158,889	9,025,433

Total redeemable convertible preferred stock	38,508,866	38,317,298
Stockholders’ deficit:
Common stock, voting, $0.001 par value; 65,000,000 shares authorized; 327,365 shares issued and outstanding as of March 31, 2014 and December 31, 2013	327	327
Common stock, non-voting, $0.001 par value; 65,000,000 shares authorized; none issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	1,276,803	1,102,685
Deficit accumulated during the development stage	(40,922,565)	(41,324,338)

Total stockholders’ deficit	(39,645,435)	(40,221,326)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$2,890,566	$3,743,233

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

			Cumulative for the Period from August 13, 2004

	Three Months Ended March 31,		(Inception) to March 31, 2014
	2014	2013
OPERATING EXPENSES:
Research and development	$444,278	$150,233	$13,291,427
General and administrative	800,646	141,305	7,160,496

Loss from operations	(1,244,924)	(291,538)	(20,451,923)

OTHER INCOME (EXPENSE):
Change in fair value of preferred stock warrant liabilities	1,759,915	(277,500)	2,471,700
Change in fair value of convertible preferred stock rights and rights option liabilities	—	(3,390,500)	15,539,486
Value provided in excess of issuance price of Series B Preferred Stock	—	—	(21,484,762)
Other income	—	—	250,756
Interest income	3	8	188,741
Other expenses	—	—	(42,566)
Interest expense	(113,221)	(15,403)	(1,102,372)

Total other income (expense), net	1,646,697	(3,683,395)	(4,179,017)

Net income (loss) and comprehensive income (loss)	401,773	(3,974,933)	(24,630,940)
Accretion of preferred stock	(191,568)	(123,159)	(2,128,205)
Allocation of undistributed earnings to preferred stockholders	(223,442)	—	(11,351,454)
Deemed dividend to Series A Preferred stockholders	—	—	(15,661,898)

Net loss attributable to common stockholders	$(13,237)	$(4,098,092)	$(53,772,497)

Net loss per share attributable to common stockholders:
Basic	$(0.04)	$(13.03)

Diluted	$(4.00)	$(13.03)

Weighted average common shares outstanding:
Basic	327,365	314,419

Diluted	443,826	314,419

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Redeemable Convertible Preferred Stock					Stockholders’ Equity (Deficit)
	Series A Preferred Stock		Series B Preferred Stock		Total Redeemable Convertible Preferred Stock	Common Stock Voting		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

	Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Total	Shares	Amount
Balance, August 13, 2004 (Inception)	—	$—	—	$—	$—	—	$—	$—	$—	$—
Issuance of voting common stock	—	—	—	—	—	250,000	250	2,750	—	3,000
Stock-based compensation	—	—	—	—	—	—	—	269	—	269
Net loss	—	—	—	—	—	—	—	—	(2,322)	(2,322)

Balance, December 31, 2004	—	—	—	—	—	250,000	250	3,019	(2,322)	947
Stock-based compensation	—	—	—	—	—	—	—	294	—	294
Net loss	—	—	—	—	—	—	—	—	(386,454)	(386,454)

Balance, December 31, 2005	—	—	—	—	—	250,000	250	3,313	(388,776)	(385,213)
Stock-based compensation	—	—	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	—	—	(939,026)	(939,026)

Balance, December 31, 2006	—	—	—	—	—	250,000	250	3,363	(1,327,802)	(1,324,189)
Stock-based compensation	—	—	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	—	—	(523,032)	(523,032)

Balance, December 31, 2007	—	—	—	—	—	250,000	250	3,413	(1,850,834)	(1,847,171)
Stock-based compensation	—	—	—	—	—	—	—	15,437	—	15,437
Exercise of common stock options	—	—	—	—	—	5,416	5	6,495	—	6,500
Issuance of Series A preferred stock, net of issuance costs and investor rights	490,197	4,526,900	—	—	4,526,900	—	—	—	—	—
Conversion of convertible notes payable and related accrued interest to Series A preferred stock	241,883	2,960,649	—	—	2,960,649	—	—	—	—	—
Issuance of voting common stock and related stock compensation expense	—	—	—	—	—	27,941	28	90,836	—	90,864
Accretion of discounts and issuance costs on preferred stock	—	99,210	—	—	99,210	—	—	(99,210)	—	(99,210)
Net loss	—	—	—	—	—	—	—	—	(2,224,375)	(2,224,375)

Balance, December 31, 2008	732,080	7,586,759	—	—	7,586,759	283,357	283	16,971	(4,075,209)	(4,057,955)
Stock-based compensation	—	—	—	—	—	—	—	23,638	—	23,638
Accretion of discounts and issuance costs on preferred stock	—	201,050	—	—	201,050	—	—	(40,609)	(160,441)	(201,050)
Net loss	—	—	—	—	—	—	—	—	(4,975,228)	(4,975,228)

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)…CONTINUED (Unaudited)

	Redeemable Convertible Preferred Stock					Stockholders’ Equity (Deficit)
	Series A Preferred Stock		Series B Preferred Stock		Total Redeemable Convertible Preferred Stock	Common Stock Voting		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

	Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2009	732,080	7,787,809	—	—	7,787,809	283,357	283	—	(9,210,878)	(9,210,595)
Stock-based compensation	—	—	—	—	—	—	—	40,206	—	40,206
Issuance of Series A preferred stock, net of issuance costs	248,311	2,982,800	—	—	2,982,800	—	—	—	—	—
Allocation of fair value of investor right to Series A preferred stock	—	1,983,500	—	—	1,983,500	—	—	—	—	—
Accretion of discounts and issuance costs on preferred stock	—	209,304	—	—	209,304	—	—	(40,548)	(168,756)	(209,304)
Issuance of voting common stock	—	—	—	—	—	31,062	31	342	—	373
Net loss	—	—	—	—	—	—	—	—	(3,590,169)	(3,590,169)

Balance, December 31, 2010	980,391	12,963,413	—	—	12,963,413	314,419	314	—	(12,969,803)	(12,969,489)
Stock-based compensation	—	—	—	—	—	—	—	49,592	—	49,592
Accretion of discounts and issuance costs on preferred stock	—	215,036	—	—	215,036	—	—	(49,592)	(165,444)	(215,036)
Net loss	—	—	—	—	—	—	—	—	(2,378,064)	(2,378,064)

Balance, December 31, 2011	980,391	13,178,449	—	—	13,178,449	314,419	314	—	(15,513,311)	(15,512,997)
Stock-based compensation	—	—	—	—	—	—	—	84,401	—	84,401
Issuance of Series B preferred stock, net of issuance costs and discounts	—	—	387,499	—	—	—	—	—	—	—
Conversion of convertible notes payable and related accrued interest to Series B preferred stock	—	—	541,496	—	—	—	—	—	—	—
President and CEO contributed services	—	—	—	—	—	—	—	170,000	—	170,000
Accretion of discounts and issuance costs on preferred stock	—	222,820	—	166,667	389,487	—	—	(254,401)	(135,086)	(389,487)
Deemed dividend to Series A Preferred stockholders	—	15,661,898	—	—	15,661,898	—	—	—	(15,661,898)	(15,661,898)
Net loss	—	—	—	—		—	—	—	(23,074,515)	(23,074,515)

Balance, December 31, 2012	980,391	29,063,167	928,995	166,667	29,229,834	314,419	314	—	(54,384,810)	(54,384,496)

	Redeemable Convertible Preferred Stock					Stockholders’ Equity (Deficit)
	Series A Preferred Stock		Series B Preferred Stock		Total Redeemable Convertible Preferred Stock	Common Stock Voting		Additional Paid-in Capital	Accumulated Deficit During the Development Stage	Total Stockholders’ Equity (Deficit)

	Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Stock-based compensation	—	—	—	—	—	—	—	1,701,713	—	1,701,713
Allocation of fair value of investor right to Series B preferred stock	—	—	—	6,264,914	6,264,914	—	—	—	—	—
Issuance of Series B preferred stock, net of issuance costs and warrant liability	—	—	387,686	2,000,000	2,000,000	—	—	—	—	—
President and CEO contributed services	—	—	—	—	—	—	—	46,388	—	46,388
Issuance of restricted stock awards	—	—	—	—	—	12,946	13	7,134	—	7,147
Accretion of discounts and issuance costs on preferred stock	—	228,698	—	593,852	822,550	—	—	(822,550)	—	(822,550)
Beneficial conversion feature on convertible promissory note								170,000		170,000
Net income	—	—	—	—	—	—	—	—	13,060,472	13,060,472

Balance, December 31, 2013	980,391	29,291,865	1,316,681	9,025,433	38,317,298	327,365	327	1,102,685	(41,324,338)	(40,221,326)
Stock-based compensation	—	—	—	—	—	—	—	365,686	—	365,686
Accretion of discounts and issuance costs on preferred stock	—	58,112	—	133,456	191,568	—	—	(191,568)	—	(191,568)
Net income	—	—	—	—	—	—	—	—	401,773	401,773

Balance, March 31, 2014	980,391	$29,349,977	1,316,681	$9,158,889	$38,508,866	327,365	$327	$1,276,803	$(40,922,565)	$(39,645,435)

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,		Cumulative for the Period from August 13, 2004 (Inception) to March 31, 2014
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$401,773	$(3,974,933)	$(24,630,940)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	365,686	50,447	2,371,865
Interest converted to preferred stock	—	—	593,473
President and CEO contributed services	—	42,500	216,388
Amortization of debt discount – non-cash interest expense	87,980	7,335	230,374
Change in fair value of warrant liability, purchase rights and warrant purchase rights	(1,759,915)	3,668,000	(18,011,186)
Value provided in excess of issuance price of Series B redeemable convertible preferred Stock	—	—	21,484,762
Depreciation	—	—	7,942
Change in operating assets and liabilities:
(Increase) decrease
Prepaid expenses and other current assets	(1,329)	(9,423)	(9,741)
Accounts payable	(175,892)	(61,915)	165,961
Accrued interest on convertible notes payable-related parties	2,607	—	4,732
Accrued expenses	15,198	(20,032)	133,071

Net cash used in operating activities	(1,063,892)	(298,021)	(17,443,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	—	(7,942)

Net cash used in investing activities	—	—	(7,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable – related parties	—	—	5,130,000
Proceeds from issuance of common stock	—	—	3,773
Proceeds from issuance of restricted common stock	—	—	7,147
Proceeds from exercise of stock options	—	—	6,435
Borrowings under credit facility, net	—	—	1,500,000
Repayments of credit facility	—	—	(104,167)
Cash paid for deferred offering costs	(52,841)	—	(130,940)
Net proceeds from issuance of Series A redeemable convertible preferred stock	—	—	9,183,449
Net proceeds from issuance of Series B redeemable convertible preferred stock	—	750,436	4,001,165

Net cash provided by (used in) financing activities	(52,841)	750,436	19,596,862

NET INCREASE (DECREASE) IN CASH	(1,116,733)	452,415	2,145,621
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,262,354	1,223,638	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,145,621	$1,676,053	$2,145,621

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$22,682	$8,125	$293,862

Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$191,568	$123,159	$2,128,205

Fair value of warrants issued in connection with credit facility	$—	$—	$266,052

Fair value of warrants, purchase rights and warrant purchase rights issued in connection with redeemable convertible preferred stock	$—	$—	$26,279,400

	Three Months Ended March 31,		Cumulative for the Period from August 13, 2004 (Inception) to March 31, 2014
	2014	2013
Allocation of fair value of investor purchase rights to redeemable convertible preferred stock	$—	$—	$9,047,714

Issuance costs in connection with Series B redeemable convertible preferred stock included in accrued expenses	$—	$—	$62,950

Conversion of notes payable – related parties and accrued interest – related parties into Series B redeemable convertible preferred stock	$—	$—	$2,793,474

Conversion of bridge loans into Series A redeemable convertible preferred stock	$—	$—	$2,960,649

Deferred offering costs not yet paid	$209,896	$—	$604,264

Exercise of Series B warrant purchase rights into warrants	$—	$—	$1,793,600

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on August 13, 2004 as Neuron Systems, Inc. On December 20, 2012, the Company changed its name to Aldexa Therapeutics, Inc. and on March 17, 2014 the Company changed its name to Aldeyra Therapeutics, Inc. The Company is developing a treatment for diseases related to high levels of free aldehydes, naturally occurring pro-inflammatory toxins.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements for the year ended December 31, 2013 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-193204) (Registration Statement), which was declared effective by the Securities and Exchange Commission (SEC) on May 1, 2014. The financial information as of March 31, 2014, the three months ended March 31, 2014 and 2013 and the cumulative period from August 13, 2004 (Inception) to March 31, 2014 is unaudited but, in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The balance sheet data as of December 31, 2013 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The Company’s initial public offering of common stock (Initial Public Offering) was completed on May 7, 2014.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reverse stock split

On January 23, 2014, the Company’s board of directors and stockholders approved an amendment to the restated certificate of incorporation to effect a one-for-twelve reverse stock split of the Company’s common stock, options for common stock, convertible preferred stock, and warrants for convertible preferred stock which became effective on May 1, 2014, prior to the effectiveness of the Registration Statement (the Reverse Stock Split). The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, options for common stock, convertible preferred stock, and rights and warrants for convertible preferred stock, as well as the exercise price of each option for common stock, each right and each warrant for convertible preferred stock, and each right for warrants for convertible preferred stock and the conversion price for convertible preferred stock, have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. All of the share and per share amounts have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Development Stage Operations – The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of initiating research and development programs, and securing adequate capital for anticipated growth and operations. The Company is subject to a number of risks, including, but not limited to, the need to raise capital through equity and/or debt financings; the uncertainty of whether the Company’s research and development efforts will result in successful commercial products; competition from larger organizations; dependence on key personnel and uncertain patent protection. The Company is in its development stage as defined by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915, Development Stage Entities.

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

3.	NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net income (loss) attributable to common stockholders

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2014	2013
Numerator:
Basic
Net income (loss) and comprehensive income (loss)	$401,773	$(3,974,933)
Accretion of preferred stock	(191,568)	(123,159)
Allocation of undistributed earnings to preferred stockholders	(223,442)	—

Net loss attributable to common stockholders – basic	$(13,237)	$(4,098,092)

Diluted
Net loss attributable to common stockholders – basic	$(13,237)	$(4,098,092)
Less: change in fair value of derivative liabilities	(1,759,915)	—

Net loss available to common stockholders – diluted	$(1,773,152)	$(4,098,092)

Denominator:
Basic
Weighted-average number of common shares – basic	327,365	314,419

Diluted
Weighted-average number of common shares – basic	327,365	314,419
Stock options (treasury stock)	4,851	—
Warrants (treasury stock)	111,610	—

Total weighted average number of common shares – diluted	443,826	314,419

Net loss per share:
Basic	$(0.04)	$(13.03)

Diluted	$(4.00)	$(13.03)

Because the Company reported a net loss for the three months ended March 31, 2013, diluted net loss per common share is the same as basic net loss per common share for that period.

The following potentially dilutive securities outstanding, prior to use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to losses reported:

	Three Months Ended March 31,
	2014	2013
Options to purchase stock	—	67,232
Warrants to purchase Preferred Stock	—	98,964
Preferred Stock	303,567	1,909,387
Convertible note payable-related parties	3,810	—
Rights to receive warrants for Preferred Stock	—	232,248
Investor rights to purchase Preferred Stock	—	928,995

Total of common equivalent shares	307,377	3,236,826

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

4.	FAIR VALUE MEASUREMENTS

As of March 31, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, and accounts payable approximated their estimated fair values because of the short term nature of these financial instruments. The carrying value of the Company’s credit facility and convertible notes – related parties in current and long-term liabilities approximates fair value because the Company’s interest rate yield is near current market rates available to the Company.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value are performed in a manner to maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820, Fair Value Measurements, establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1—Quoted prices in active markets that are accessible at the market date for identical unrestricted assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are as follows.

	Level 1	Level 2	Level 3	Total
March 31, 2014:
Liabilities:
Preferred Stock Warrant Liability – Series B Preferred Stock	$—	$—	$1,716,421	$1,716,421
Preferred Stock Warrant Liability – Series A Preferred Stock	—	—	42,531	42,531

Balance at end of period	$—	$—	$1,758,952	$1,758,952

December 31, 2013:
Liabilities:
Preferred Stock Warrant Liability – Series B Preferred Stock	$—	$—	$3,439,059	$3,439,059
Preferred Stock Warrant Liability – Series A Preferred Stock	—	—	79,808	79,808

Balance at end of period	$—	$—	$3,518,867	$3,518,867

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Preferred stock warrant liability – Series A Preferred Stock:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Balance at beginning of period	$79,808	$87,600
Change in fair value	(37,277)	(7,792)

Balance at end of period	$42,531	$79,808

Preferred stock warrant liability – Series B Preferred Stock:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Balance at beginning of period	$3,439,059	$2,180,500
Exercise of warrants purchase rights into Series B Warrants	—	1,793,600
Warrant liability – Series B	—	177,952
Change in fair value	(1,722,638)	(712,993)

Balance at end of period	$1,716,421	$3,439,059

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

The Company’s preferred stock liabilities were classified as level 3 and valued using the Black-Scholes model. The fair values were derived by applying the assumptions described below. These liabilities increased or decreased each period based on the fluctuations of the fair value of the underlying preferred security.

The estimated stock price used for the March 31, 2014 fair value measurement was based upon the Company’s anticipated Initial Public Offering price at that time using an as-converted method.

The table below shows the inputs used by instrument to determine the fair value measurements by reporting period:

	March 31, 2014	December 31, 2013
Preferred stock warrant liability – Series A

Expected dividend yield	0%	0%
Anticipated volatility	88.57%	88.57%
Estimated stock price	$11.00	$45.20
Exercise price	$12.24	$12.24
Expected life (years)	5.04	5.28
Risk free interest rate	1.45%	1.75%

Preferred stock warrant liabilities – Series B

Expected dividend yield	0%	0%
Anticipated volatility	88.57%	88.57%
Estimated stock price	$11.00	$19.92
Exercise price	$5.16	$5.16
Expected life (years)	3.73–6.65	3.97–6.89
Risk free interest rate	1.20% – 1.73%	0.78% – 2.45%

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

5.	CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

In October 2013, the Company issued a convertible promissory note to Domain Partners VI, L.P., a related party, in a principal amount of $170,000, which was amended in February 2014 to extend its maturity date. The amendment to the note was determined to be a modification in accordance with ASC 470, Debt, and did not result in extinguishment. The note accrued interest at a rate of 6% per annum, and was to become due and payable in June 2014 unless converted into shares of the Company’s capital stock prior to such time pursuant to its terms.

The Company recorded the difference between the current Series B Preferred Stock Conversion price and the fair value of the Series B Preferred Stock at the date of issuance, limited to the face amount of the convertible promissory note of $170,000, as a beneficial conversion feature. This is reflected as a debt discount and is being amortized to interest expense through the note’s maturity date. At March 31, 2014, the note is shown on the accompanying balance sheet net of a debt discount of $14,903.

Upon the Company’s Initial Public Offering in May 2014, the note automatically converted into 21,250 shares of the Company’s common stock.

6.	CREDIT FACILITY

On April 12, 2012, the Company entered into a loan and security agreement (Credit Facility) with a bank with availability in the amount of $500,000, to provide additional capital for general working capital purposes and for capital expenditures. Interest accrued from the date of each advance equal to the greater of (a) 2.75% above the prime rate then in effect per annum, or (b) 6.50% per annum. Any amounts outstanding were payable in 24 equal monthly installments of principal, plus all accrued interest, beginning on May 12, 2013 until the loan maturity date of April 13, 2015. There were no penalties for prepayment of the principal balance. The Credit Facility was subject to certain financial covenants. The interest rate since inception of this loan has been in accordance with (b) above, 6.50%. In conjunction with obtaining the Credit Facility, the Company issued a warrant to purchase for 2,042 shares of Series A Preferred Stock. The warrant was valued at $88,100 on the date of issuance and recorded as a discount on the Credit Facility and is being amortized using the effective interest method through the maturity date of the Credit Facility.

During 2012, the Company received two advance payments totaling $500,000, the maximum borrowings under the Credit Facility. In accordance with this agreement, the Company was only required to make monthly interest payments until April 12, 2013, at which time the Company was to begin making monthly principal payments in a fixed amount of $20,833 plus interest.

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

On November 20, 2013, the Company amended their Credit Facility with the same bank. The amendment provided an additional $1.0 million of available funds under the facility. The Company received an advance payment of $1.0 million in November 2013 through a term loan. The amended Credit Facility calls for interest only payments at a 6.50% interest rate per annum from November 2013 through November 2014 for all amounts outstanding, inclusive of those amounts originally drawn during 2012 prior to the amendment, at which point, the Company is required to make principal payments of $58,160 plus interest through the maturity date of the term loans in November 2016. The Credit Facility, as amended, may have financial covenants established at a future date.

Both the original Credit Facility and the Credit Facility, as amended, are secured by all the intellectual property of the Company.

In conjunction with obtaining the amended Credit Facility, the Company issued a warrant exercisable for 9,692 shares of Series B Preferred Stock with an exercise price of $5.16 per share and a term of seven years. The warrant was valued at $177,952 and, together with the fair value of the warrant issued in connection with the original Credit Facility ($88,100), was recorded as a discount on the Credit Facility. These discounts are being amortized using the effective interest method through the current maturity date of the Credit Facility in November 2016. The amendment to the Credit Facility was determined to be a modification in accordance with ASC 470, Debt, and did not result in extinguishment.

At March 31, 2014, the Credit Facility is shown net of a debt discount of $190,774.

7.	INCOME TAXES

No provision for taxes has been recorded as the Company has incurred losses since inception for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In assessing the realizability of net deferred taxes in accordance with ASC 740, Income Taxes, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the weight of available evidence, primarily the incurrence of net losses since inception and anticipated net losses in the near future, the Company does not consider it more likely than not that some or all of the net deferred taxes will be realized. Accordingly, a 100% valuation allowance has been applied against net deferred taxes.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards which can be used in future years.

All tax years are open for examination by the taxing authorities for both federal and state purposes.

The Company accounts for uncertain tax positions pursuant to ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. Management is not aware of any uncertain tax positions.

8.	STOCK INCENTIVE PLAN

The Company has three incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards to employees, board members and consultants and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of March 31, 2014, options to purchase 23,954 shares of common stock at an exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards to certain employees, members of the board of directors and consultants of the Company. As of March 31, 2014, the number of shares of common stock authorized for issuance in connection with the 2010 Plan was 681,788. As of March 31, 2014, there were 14,649 shares available for issuance under the 2010 Plan.

The 2010 Plan terminated upon the Initial Public Offering. However, grants made under the 2010 Plan are still governed by that plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the Registration Statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. As of March 31, 2014, the number of shares of common stock authorized for issuance in connection with the 2013 Plan was 625,000. As of the first business day of each fiscal year of the Company during the term of the Plan, commencing on the first day of the Company’s 2015 fiscal year, the aggregate number of common shares that may be issued under the Plan shall automatically increase by a number equal to the least of (a) 4% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 333,333 common shares, or (c) a number of common shares determined by the Company’s board of directors.

Options granted for the year ended December 31, 2013 include two grants of options exercisable for a total of 32,014 common shares for which vesting is contingent on certain performance conditions. For options granted containing performance conditions, the fair value is determined on the date of grant. For the three months ended March 31, 2014, there was no expense recorded relating to the options as the performance conditions were not met.

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

There were 609,842 stock options outstanding at March 31, 2014 and December 31, 2013 with a weighted average exercise price of $1.48. No options were granted during the three months ended March 31, 2014. The following table summarizes information about stock options exercisable at March 31, 2014:

Period Ending	Number Exercisable	Outstanding Shares Weighted- Average Remaining Contractual Life	Exercisable Shares Weighted- Average Remaining Contractual Life
March 31, 2014	106,285	9.18	7.94

The Company has also issued stock options to non-employees at various grant dates from inception. In determining the expense associated with their vesting, those non-employee stock options were valued using the Black-Scholes option-pricing model using the fair value of the common stock and the following assumptions:

March 31, 2014
Expected dividend yield	0%
Anticipated volatility	88.57%
Estimated stock price	$11.00
Exercise price	$0.552
Expected life (years)	9.44
Risk free interest rate	2.68%

There were no options granted to consultants during the three-month period ended March 31, 2014. The stock-based compensation is subject to remeasurement and is being expensed over the related service term.

Stock-based compensation is recognized for stock options granted to employees and non-employees and has been reported in the Company’s statement of operations as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Cumulative Period from August 13, 2004 (Inception) to March 31, 2014
Research and development expenses	$78,526	$49,319	$820,266
General and administrative expenses	287,160	1,128	1,551,599

Total stock-based compensation expense	$365,686	$50,447	$2,371,865

9.	CONTRIBUTED SERVICES

The Company’s President and Chief Executive Officer (CEO) was hired on January 6, 2012 on a half-time basis and on April 15, 2013, he began working full-time for the Company. During the period from January 6, 2012 through October 14, 2013, he was not paid a salary by the Company and was an employee and paid a salary by Domain Associates, LLC (Domain), a related party. The value of his services has been reflected in the statement of operations as an expense and recorded as a contribution of capital. For the three months ended March 31, 2013, the value of his services was $42,500. There were no contributed services for the three month period ended March 31, 2014.

10.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A Preferred Stock

In June 2008, the Company authorized a total of 13,764,706 shares of Series A redeemable, convertible preferred stock (Series A Preferred Stock) of which 490,197 shares were issued for $12.24 per share resulting in gross proceeds of $6.0 million and 241,883 shares were issued in connection with the conversion of $2.8 million of bridge notes and related $200,649 of accrued interest.

In connection with the sale of Series A Preferred Stock, in June 2008, the Company recorded a separate preferred stock liability as the investors received the right to purchase from the Company, on the same terms, 248,311 additional shares of Series A Preferred Stock in a second tranche (Series A Rights). The original purchasers of the Series A Preferred Stock in the June transaction had the ability to sell some of the shares of the Series A Preferred Stock and still retained the ability to exercise the right to the future purchase of Series A Preferred Stock and, accordingly, the Series A Rights were determined to be a freestanding derivative liability instrument.

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

At the time of issuance, the Company recorded a liability for the initial fair value of the Series A Rights. The Series A Rights were valued at $1.5 million using the Black-Scholes pricing model with the following assumptions: two year expected term, a risk-free rate of 2.98% and volatility of 88.57%. The initial value assigned to the rights was recorded as a discount to the Series A Preferred Stock and the discount is being accreted over the period through the earliest redemption date of the Series A Preferred Stock as a non-cash dividend.

As the Series A Rights are exerciseable for shares of a redeemable instrument, they are classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and are subject to re-measurement at each balance sheet date and changes to fair value are recognized as a component of other income (expense) in the accompanying statement of operations and comprehensive loss.

In February 2010, the Series A Preferred Stock investors exercised their Series A Rights to purchase all of the additional shares of Series A Preferred Stock contemplated under the right in a second tranche sale of Series A Preferred Stock. In connection with the second tranche sale, there were 248,311 shares of Series A Preferred Stock issued, all of which were from the exercise of the Series A Rights. The second tranche sale resulted in gross proceeds to the Company of $3.0 million.

In connection with the exercise of the Series A Rights, the Company performed a final valuation of the Series A Rights immediately prior to exercise resulting in a valuation of approximately $1.9 million and reclassified the fair value on extinguishment to the Series A Preferred Stock purchased in the second tranche.

In connection with a December 2012 preferred stock transaction, certain features of the Series A Preferred Stock were modified. The significant changes included the following:

•	Liquidation preference increased from one times the original issue price of the Series A Preferred Stock to three times the original issue price.

•	Participation preference originally capped at three times the original issuance price to no cap on participation.

•	Conversion terms were modified to allow for the conversion price to fully ratchet down to the price on subsequent issuance of equity at a lower price. The terms previously only allowed for a partial ratchet to the lower conversion price.

The change in the terms of the Series A Preferred Stock were evaluated and the change was determined to be a modification. The Company recorded a deemed dividend of $15.7 million for the year ended December 31, 2012 calculated based on the difference in the fair value immediately before and immediately after the modification. This deemed dividend was recognized as an increase to the face value of Series A Preferred Stock with an offset to retained earnings.

Series B Preferred Stock

In December 2012, the Company authorized a total of 36,205,634 shares of Series B redeemable, convertible preferred stock (Series B Preferred Stock) of which 387,499 shares were issued for $5.16 per share resulting in gross proceeds of $2.0 million and 541,496 shares were issued in connection with the conversion of $2.2 million of convertible notes and related $593,474 of accrued interest.

Each investor participating in the December 2012 Series B financings, including those holding the Convertible Notes that were converted in connection with the December Series B Preferred Stock financing, received warrants exercisable for a number of shares of Series B Preferred Stock (Series B Warrants) equal to the 25% of the shares of Series B Preferred Stock purchased in the financing transaction. There was a total of 96,921 shares underlying Series B Warrants issued in connection with the transaction. The Series B Warrants have an exercise price of $5.16 per share, are immediately exercisable and have a term of five years. As the Series B Warrants are exercisable for redeemable shares, the Company recorded a liability in accordance with ASC 480 for the initial fair value of the Series B Warrants. The Series B Warrants were valued at $2.2 million using the Black-Scholes pricing model with the following assumptions: a term of 5 years, a risk-free rate of 0.77%, volatility of 88.57% and fair value on date of issuance of $25.44 per share.

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

In connection with the sale of Series B Preferred Stock in December 2012, the Company recorded a separate preferred stock liability as the investors received the right to purchase from the Company, on the same terms, 928,995 additional shares of Series B Preferred Stock, in a second tranche (Series B Rights). The Series B Right also provided for warrants (Series B Rights-Warrants) exercisable for Series B Preferred Stock to be issued with the shares exercised under Series B Rights with the same terms and conditions as those warrants issued to the purchasers of the Series B Preferred Stock in the first tranche (Series B Rights-Warrants). The Series B Rights provided warrants for 25% of the shares of the Series B Preferred Stock exercised under the right for purchase in the second tranche. The original purchasers of the Series B Preferred Stock in the December transaction had the ability to sell some of the shares of the Series B Preferred Stock and still retained the ability to exercise the right to the future purchase of Series B Preferred Stock and, accordingly, the Series B Rights were determined to be a freestanding derivative liability instrument.

The Company recorded a preferred stock liability in December 2012 for the initial fair value of the Company’s obligation to sell the convertible preferred stock for the second tranche of Series B Preferred Stock and the associated warrants that would be provided. The Series B Rights preferred stock liability was valued at $18.9 million using the Black-Scholes pricing model with the following assumptions: a 10 month expected term, a risk-free rate of 0.15%, volatility of 88.57% and fair value on date of issuance of $25.44 per share. The Series B Rights-Warrants preferred stock liability was valued at $5.2 million using the Black-Scholes pricing model with the following assumptions: a 10 month expected term, a risk-free rate of 0.13% volatility of 88.57% and fair value on date of issuance of $22.44 per underlying warrant.

The initial values assigned to the Series B Rights, Series B Rights-Warrants and Series B Warrants were recorded as discounts to the Series B Preferred Stock to the extent of gross proceeds received in connection with the financing transaction and those discounts are being accreted over the period through the earliest redemption date of the Series B Preferred Stock via recordings of a non-cash dividend. The amount of value received in excess of issuance price of Series B Preferred Stock of $21.5 million was recorded as an expense in the statements of operations and comprehensive income (loss).

The Series B Rights, Series B Rights-Warrants and Series B Warrants are each exercisable into shares or share options for redeemable stock and are classified as liabilities in accordance with ASC 480 and are subject to re-measurement at each balance sheet date and changes to fair value are recognized as a component of other income (expense) in the statement of operations and comprehensive loss.

In August 2013, the Series B investors exercised their right and purchased 387,686 additional shares of Series B Preferred Stock in connection with the second tranche. The second tranche sale resulted in gross proceeds of $2.0 million. The Company performed a final valuation of the exercised Series B Rights immediately prior to exercise resulting in a valuation of approximately $6.3 million and reclassified the fair value upon extinguishment to the Series B Preferred Stock purchased in the second tranche. The combination of the $2.0 million gross cash proceeds and the $6.3 million fair value of the Series B Rights resulted in an initial fair value of the Series B Preferred Stock issued in August 2013 of $8.3 million, prior to any discounts for direct costs associated with the transaction. The resulting warrants associated with the exercised Series B Rights were initially recorded at the final fair value of the Series B warrant purchase rights on the date of exercise and continued to be carried at fair value and those warrants remain outstanding as of December 31, 2013. The unexercised Series B Rights for 541,309 shares of Series B Preferred Stock and the associated Series B Rights-Warrants expired on October 1, 2013. As the unexercised Series B Rights and associated Series B Rights-Warrants had intrinsic value on the date of expiration, the Company recorded a gain of $10.5 million relating to the final fair value measurement adjustment on the date of expiration.

The following is a summary of the Company’s redeemable convertible preferred stock.

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Preferred stock consisted of the following as of March 31, 2014:

	Preferred Shares Authorized	Issuance Date	Preferred Shares Issued and Outstanding	Redemption Value	Carrying Value
Series A - voting	12,000,000	June 2008 and February 2010	875,995	$10,722,191	$24,748,667
Series A - nonvoting	12,000,000	June 2008 and February 2010	104,396	$1,277,807	4,601,310

					$29,349,977

Series B - voting	19,000,000	December 2012 and August 2013	1,182,854	$6,102,107	$7,935,817
Series B - nonvoting	19,000,000	December 2012 and August 2013	133,827	$690,387	1,223,072

					$9,158,889

Preferred stock consisted of the following as of December 31, 2013:

	Preferred Shares Authorized	Issuance Date	Preferred Shares Issued and Outstanding	Redemption Value	Carrying Value
Series A - voting	12,000,000	June 2008 and February 2010	875,995	$10,722,191	$24,695,300
Series A - nonvoting	12,000,000	June 2008 and February 2010	104,396	$1,277,807	4,596,565

					$29,291,865

Series B - voting	19,000,000	December 2012 and August 2013	1,182,854	$6,102,107	$7,834,317
Series B - nonvoting	19,000,000	December 2012 and August 2013	133,827	$690,387	1,191,116

					$9,025,433

The differences between the respective preferred stock redemption values and carrying values are being accreted over the period from the date of issuance to the earliest redemption date of June 23, 2015. Costs incurred in connection with the issuances of Series A - voting, Series A - nonvoting, Series B - voting and Series B - nonvoting redeemable convertible preferred stock, (collectively, the “Preferred Stock”) through March 31, 2014 and December 31, 2013, were approximately $119,501, which have been recorded as a reduction to the carrying amounts of Preferred Stock, and are being accreted to the carrying value of the applicable preferred stock to the earliest redemption date of June 23, 2015. Upon the closing of the Company’s Initial Public Offering, the remaining issuance costs were accreted to the carrying value of the applicable preferred stock.

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Conversion – Each share of Preferred Stock was convertible into either shares of Voting Common Stock or Non-Voting Common Stock, at the election of the holder at any time after the date of issuance of such share. The conversion price was initially defined as the original issue price of $12.24 for Series A Preferred Stock and $5.16 for Series B Preferred Stock. Preferred Stock was subject to adjustments from time to time for stock splits, stock dividends, and recapitalization. Additionally, the conversion price of each of the series of convertible preferred stock was subject to adjustment upon certain deemed sales of common stock at a price less than the then applicable conversion price. The conversion to common stock results from dividing the applicable original issue price by the applicable conversion price. Each share of Voting Preferred Stock and each share of Non-Voting Preferred Stock was convertible into one share of the same such series of Non-Voting Preferred Stock or one share of the same such series of Voting Preferred Stock without the payment of any additional consideration by the holder. The Series A Preferred Stock and Series B Preferred Stock was convertible into shares of Voting Common Stock or Non-Voting Common Stock at the election of the holder and automatically converted into shares of Voting Common Stock or Non-Voting Common Stock in the event of (i) election of holders of at least 67% of the respective outstanding Series A and Series B Preferred Stock (Series A and Series B voting as separate single classes) or (ii) upon the closing of an initial public offering of at least $30.0 million in proceeds to the corporation and a public offering price per share equal to at least $15.4764 (subject to adjustments for stock dividends, splits, combinations and similar events).

As of March 31, 2014 and December 31, 2013, there were no changes in the applicable conversion price for the Series B. As of December 31, 2013, the applicable conversion price for the Series A was reduced to $5.16 as a result of the two issuances of Series B preferred stock.

In connection with the Initial Public Offering, holders of at least 67% of the respective outstanding Series A and Series B Preferred Stock (Series A and Series B voting as separate single classes) elected to automatically convert the Series A Preferred Stock and Series B Preferred Stock into common stock.

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

11.	STOCK PURCHASE WARRANTS

On April 12, 2012, in connection with the signing of the Credit Facility agreement, the Company granted warrants to purchase 2,042 shares of Series A Preferred Stock (Series A Warrants) at an exercise price of $12.24 per share to a commercial bank. The warrant was exercisable immediately and had a seven-year life. As the Series A Warrants were exercisable for shares of redeemable stock, they were classified as a liability in accordance with ASC 480-10 and marked to market at each reporting period with changes in fair value being reported as a component of operating income/expense in the statement of operations and comprehensive income (loss). The Series A Warrants were initially valued at $88,100 using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.44%; dividend yield of zero; expected volatility rate of 88.57%; with an expected life of seven years.

On December 20, 2012, in connection with the sale and issuance of Series B Preferred Stock on that date, the Company granted warrants to purchase 96,921 shares of Series B Preferred Stock at an exercise price of $5.16 per share to the Series B Preferred Stock investors. The warrants were exercisable immediately and have a five-year life. The December issuance of the warrants was initially valued at $2.2 million using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 0.77%; dividend yield of zero; expected volatility rate of 88.57%; with an expected life of five years.

On August 14, 2013, in connection with the sale and issuance of Series B Preferred Stock on that date, the Company granted warrants to purchase 96,921 shares of Series B Preferred Stock at an exercise price of $5.16 per share to the Series B Preferred Stock investors. The warrants were exercisable immediately and had a five-year life. The August issuance of warrants was initially valued at $1.8 million using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.48%; dividend yield of zero; expected volatility rate of 88.57%; with an expected life of five years.

On November 20, 2013, the Company granted a warrant exercisable for 9,692 shares of Series B Preferred Stock to Square 1 Bank in connection with the amendment to the Credit Facility. The warrant has an exercise price of $5.16 and a term of seven years. The December 2012, August 2013 and November 2013 warrants are collectively referred to as the “Series B Warrants.”

The Series A Warrants and Series B Warrants are classified as a liability in accordance with ASC 480 and are subject to remeasurement at each balance sheet date and changes to fair value are recognized as a component of other income (expense) in the statement of operations and comprehensive income (loss).

As of March 31, 2014, the following warrants to purchase Preferred Stock were outstanding:

Number of Underlying Shares	Exercise Price per Share	Warrant Expiration Date	Type of Equity Security
2,042	$12.24	4/12/2019	Series A Preferred Stock
96,921	$5.16	12/20/2017	Series B Preferred Stock
96,921	$5.16	8/14/2018	Series B Preferred Stock
9,692	$5.16	11/20/2020	Series B Preferred Stock

The Company recognizes all of its warrants in its balance sheet as liabilities as they are exercisable for redeemable preferred stock. The liability is revalued at each reporting period and changes in the fair value of the liability are included on the statement of operations and comprehensive income (loss). The initial recognition and subsequent changes in fair value of the liability have no effect on the Company’s cash flows.

The Company estimates the fair value of the warrants at each reporting period using the Black-Scholes pricing model.

12.	RELATED PARTY TRANSACTIONS

In November 2013, the Company entered into a letter agreement with each of its CEO and Chief Operating Officer (COO) that became effective on the effective date of the Initial Public Offering. The letter agreements were subsequently amended in February 2014. Pursuant to these letter agreements, if the Company terminates the employment of its CEO or COO without cause or if such executive resigns for good reason, then he will be eligible to receive: continued payment of base salary for 12 months; a lump-sum cash payment equal to the greater of such executive’s target bonus for the year in which such termination occurs or the actual bonus paid to the executive with respect to our most recently completed fiscal year; payment by the Company of the monthly premiums under COBRA for such executive and their eligible dependents for up to 12 months following the termination of such executive’s employment; and accelerated vesting and exercisability with respect to all equity or equity-based awards held by such executive officer as if such executive officer has completed an additional 12 months of service with the Company, and up to 12 months following such termination to exercise any then-outstanding stock options or stock appreciation rights. Such payments are contingent on the officer’s executing and not revoking a release of claims against the Company. As of March 31, 2014 and December 31, 2013, the Company assessed the likelihood for these events to occur and has determined that a liability related to these agreements is not likely to occur and therefore has not been recorded.

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Convertible Promissory Note - In October 2013, the Company issued a convertible promissory note to Domain Partners VI, L.P., in a principal amount of $170,000, which was amended in February 2014 to extend its maturity date. The note accrued interest at a rate of 6% per annum, and would have become due and payable in June 2014 unless it converted into shares of the Company’s capital stock prior to such time pursuant to its terms.

Upon the Company’s Initial Public Offering in May 2014, the note automatically converted into 21,250 shares of the Company’s common stock.

ALDEYRA THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

13.	COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications - As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through March 31, 2014, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Other Contractual Arrangements - In February 2010, the Company entered into a license and supply agreement providing the Company with an exclusive license to certain technology and access to purchase materials at certain costs. Under the terms of the license and supply agreement, the Company is obligated to make milestone payments up to an aggregate of $2.15 million upon reaching certain development and regulatory milestones in the development of the Company’s product. Upon commercialization of the Company’s product containing the licensed technology, the Company would be obligated to pay royalties based on net sales subject to an annual cap. The license and supply agreement runs through the 7th anniversary of the expiration of all patents licensed under the agreement, which the Company estimates to be April 2036, unless terminated earlier.

14.	SUBSEQUENT EVENTS

On May 7, 2014 the Company closed the Initial Public Offering whereby the Company sold a total of 1,500,000 shares of common stock at $8.00 per share for net proceeds of $11,032,406 (after underwriting discounts and commissions and estimated offering costs). Upon the effectiveness of the Registration Statement relating to the Initial Public Offering, all outstanding shares of the Company’s convertible preferred stock were converted into 3,642,799 shares of common stock; all preferred stock warrants were net exercised for preferred stock and subsequently converted into 74,001 shares of common stock. Upon the closing of the Initial Public Offering, the convertible promissory note payable to Domain was converted into 21,250 shares of common stock.

The financial statements as of March 31, 2014 and December 31, 2013, including share and per share amounts, do not include the effects of the Initial Public Offering.

The balance sheet data presented below shows, on a pro forma basis, the impact on certain balance sheet items of the significant debt and equity transactions which occurred since March 31, 2014 through June 10, 2014. Specifically, the pro forma balance sheet data give effect to the following in connection with the Initial Public Offering: (i) the conversion of all of the Company’s outstanding shares of convertible preferred stock into an aggregate of 3,642,799 shares of common stock, (ii) the sale of 1,500,000 shares of common stock at a price to the public of $8.00 per share in the Initial Public Offering, net of underwriting discounts and offering costs, (iii) the issuance of 21,250 shares of common stock pursuant to the conversion of the outstanding amounts owed under the convertible note payable to Domain, and (iv) the net exercise of preferred stock warrants and accompanying conversion into common stock.

	As of March 31, 2014
	Actual	Pro Forma
Balance Sheet Data:
Cash and cash equivalents	$2,145,621	$13,178,027
Total current assets	2,155,362	13,131,736
Total assets	2,890,566	13,131,736
Total current liabilities	691,501	1,135,936
Total liabilities	4,027,135	2,108,356
Total stockholders’ equity (deficit)	(39,645,435)	11,023,380

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions or words, identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;

•	the scope, progress, expansion, and costs of developing and commercializing our product candidates;

•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;

•	our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;

•	the rate and degree of market acceptance of any of our product candidates;

•	our expectations regarding competition;

•	our anticipated growth strategies;

•	our ability to attract or retain key personnel;

•	our ability to establish and maintain development partnerships;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	regulatory developments in the United States and foreign countries;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	the anticipated trends and challenges in our business and the market in which we operate; and

•	our use of proceeds from our Initial Public Offering.

All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our unaudited financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read our Registration Statement on Form S-1, as amended (File No. 333-193204) (Registration Statement), which was declared effective by the Securities and Exchange Commission (SEC) on May 1, 2014, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in our Registration Statement, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

We are a biotechnology company focused primarily on the development of products to treat immune-mediated, inflammatory, orphan, and other diseases that are related to free aldehydes, a naturally occurring toxic chemical species. We discovered and are developing NS2, a novel product candidate that is designed to trap and allow for the disposal of free aldehydes, for the treatment of Sjögren-Larsson Syndrome (SLS), a rare disease caused by mutations in an enzyme that metabolizes fatty aldehydes, and acute anterior uveitis, an inflammatory eye disease. NS2 has been tested in a variety of in vitro and preclinical models, and has demonstrated efficacy in trapping free aldehydes, diminishing inflammation, reducing healing time, protecting key cellular constituents from aldehyde damage, and lowering the potential for scarring or fibrosis. NS2 has completed a variety of toxicity studies in animals and appears generally safe and well-tolerated. We are also in the early stages of developing aldehyde traps different from NS2 that have the potential to treat diseases other than those described above.

We have evaluated NS2 in a Phase I clinical trial in 48 healthy volunteers where NS2 was observed to be safe and well tolerated when administered as an eye drop up to four times per day over seven days. In 2014, we plan to initiate a Phase II/III clinical trial in SLS, and a Phase II trial in acute anterior uveitis. Data from all of these clinical trials are currently expected to be available in the second half of 2015.

We have no products approved for sale, and we have not generated any revenue from product sales or other arrangements. We have primarily funded our operations through the sale of our convertible preferred stock, common stock, convertible promissory notes and borrowings under our loan and security agreements. In May 2014, we closed our initial public offering (Initial Public Offering) whereby we received net proceeds of approximately $11.0 million, after underwriter discounts, expenses and commissions, through the sale of 1,500,000 shares of our common stock at $8.00 per share.

We may raise additional capital in the form of debt or equity to fund additional development of NS2 or other aldehyde traps, and we may in-license, acquire or invest in complementary businesses or products. In addition, as capital resources permit, we may augment or otherwise modify the clinical development plan described herein.

Research and development expenses

We expense all research and development expenses as they are incurred. Research and development expenses primarily include:

•	non-clinical development, preclinical research, and clinical trial and regulatory-related costs;

•	expenses incurred under agreements with sites and consultants that conduct our clinical trials;

•	expenses related to generating, filing, and maintaining intellectual property; and

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense.

Substantially all of our research and development expenses to date have been incurred in connection with NS2. We expect our research and development expenses to increase for the foreseeable future as we advance NS2 through clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of NS2. However, we currently estimate the costs to complete our clinical trials and other research and development described in this Form 10-Q will be approximately $5.0 million. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•	per patient trial costs;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the cost of comparative agents used in trials;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up; and

•	the efficacy and safety profile of the product candidate.

We do not expect NS2 to be commercially available, if at all, for the next several years.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Our general and administrative expenses consisted primarily of payroll expenses for our full-time employees during the three month periods ended March 31, 2014 and 2013. Other general and administrative expenses include professional fees for auditing, tax, and legal services.

We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and Securities and Exchange Commission requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt and changes in the fair value of our derivative liabilities.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies including estimates, assumptions and judgments as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including the progress of our research and development efforts, the timing and outcome of clinical trials and related possible regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses. As of March 31, 2014, our total stockholders’ deficit was $39.6 million, including a deficit accumulated during the development stage of $40.9 million.

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Research and development expenses. Research and development expenses were $444,278 for the three months ended March 31, 2014 compared to $150,233 for the three months ended March 31, 2013. The increase of $294,045 is primarily related to the increase in our external research and development expenditures and stock-based compensation.

General and administrative expenses. General and administrative expenses were $800,646 for the three months ended March 31, 2014, compared to $141,305 for the three months ended March 31, 2013. The increase of $659,341 is primarily related to an increase in employee compensation due to an increase in headcount; legal; audit; and stock-based compensation for employee expenses incurred during the three months ended March 31, 2014.

Other income (expense). Total other income (expense) was $1.6 million for the three months ended March 31, 2014 and primarily consisted of the change in fair market value of our derivative liabilities. Total other income (expense) was $(3.7) million for the three months ended March 31, 2013 and also primarily consisted of the change in fair market value of our derivative liabilities. During 2013, convertible preferred stock rights and rights option liabilities are non-recurring liabilities associated with our preferred stock financings. Such liabilities were recorded through October 1, 2013, at which time the rights expired.

Upon our Initial Public Offering in May 2014, all redeemable convertible preferred stock was converted into common stock and the derivative warrant liabilities reflected on our balance sheet at March 31, 2014 were net exercised and converted into common stock.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our loan and security agreement. We have incurred losses since inception and negative cash flows from operating activities. We have incurred losses since our inception through March 31, 2014 in devoting substantially all of our efforts towards research and development. At March 31, 2014, we had an accumulated deficit of approximately $40.9 million and cash and cash equivalents of $2.1 million. During the three months ended March 31, 2014 we had net income of approximately $0.4 million, which includes the effect of a change in fair value of preferred stock warrant liabilities of approximately $1.8 million. We expect to generate operating losses for the foreseeable future.

In April 2012, we entered into a loan and security agreement with Square 1 Bank, which was subsequently amended in November 2013 (the Credit Facility). The Credit Facility provides for a term loan of up to $1.5 million. The Credit Facility is collateralized by our assets, including our intellectual property. Interest on advances under the agreement is at a fixed interest rate equal to 6.50% per annum. The Credit Facility may have financial covenants established at a future date. Advances under the Credit Facility have an interest-only period from November 2013 through November 2014. As of March 31, 2014, we had drawn down the entire amount available under the Credit Facility to fund working capital and have no credit available for future borrowings.

As of March 31, 2014, we had approximately $2.1 million in cash and cash equivalents. On May 7, 2014, we closed our Initial Public Offering whereby we received net proceeds of approximately $11.0 million, after underwriter discounts, expenses and commissions, through the sale of 1,500,000 shares of our common stock at $8.00 per share. We believe this cash, together with existing funds, will be adequate to fund operations through the end of 2015. However, these amounts will not be sufficient for us to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of NS2. However, we currently estimate the costs to complete our clinical trials currently expected to be initiated in 2014 will be approximately $5.0 million. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We may need or desire to obtain additional capital to finance our operations through debt, equity or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities which could harm our business, financial condition and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

We will also incur costs as a public company that we have not previously incurred, including, but not limited to, costs and expenses for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and Nasdaq, on which our common stock is listed, and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls.

The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(1,063,892)	$(298,021)
Net cash provided by (used in) financing activities	(52,841)	750,436

Net increase (decrease) in cash and cash equivalents	$(1,116,733)	$452,415

Operating Activities. Net cash used in operating activities was $1,063,892 for the three months ended March 31, 2014 compared to net cash used in operating activities of $298,021 for the three months ended March 31, 2013. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was due to an increase in both research and development and general and administrative expenses.

Financing Activities. Net cash used in financing activities was $52,841 for the three months ended March 31, 2014 compared to net cash provided by financing activities of $750,436 for the three months ended March 31, 2013. The net cash used in financing activities for the three months ended March 31, 2014 was due to cash paid for deferred offering costs related to our Initial Public Offering, while the net cash provided by financing activities for the three months ended March 31, 2013 was from the net proceeds we received from the issuance of our Series B redeemable convertible preferred stock.

Off-Balance Sheet Arrangements

Through March 31, 2014, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

As of March 31, 2014, we had no operating lease commitments. Our long-term debt obligation consists of amounts we are obligated to repay under our loan and security agreement with Square 1 Bank, of which we have drawn the amount of $1.5 million and $1.4 million of which is outstanding as of March 31, 2014. Unless principal is paid in advance, the loan requires interest only payments of approximately $7,500 a month until December 2014 when principal payments of approximately $58,160, plus interest, become due through November 2016.

In February 2010, the Company entered into a license and supply agreement providing the Company with an exclusive license to certain technology and access to purchase materials at certain costs. Under the terms of the license and supply agreement, the Company is obligated to make milestone payments up to an aggregate of $2.15 million upon reaching certain development and regulatory milestones in the development of the Company’s product. Upon commercialization of the Company’s product containing the licensed technology, the Company would be obligated to pay royalties based on net sales subject to an annual cap. The license and supply agreement runs through the 7th anniversary of the expiration of all patents licensed under the agreement, which the Company estimates to be April 2036, unless terminated earlier.

As of March 31, 2014, there had been no material change in the obligations since December 31, 2013 other than scheduled payments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.

Effects of inflation

Inflation has not had a material impact on our results of operations.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as of March 31, 2014, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our business is subject to numerous risks. You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q and in our Registration Statement filed with the SEC in connection with our Initial Public Offering, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to our Business

We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for NS2 and our other product candidates. Net income for the three months ended March 31, 2014 was approximately $402,000 and net income for the year ended December 31, 2013 was approximately $13.1 million, which includes non-cash income adjustments of $1.8 million and $16.9 million, respectively, related to the change in fair value of our derivative instrument liabilities. As of March 31, 2014, we had a deficit accumulated during the development stage of approximately $40.9 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if NS2 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

We currently generate no revenue from sales, and we may never be able to commercialize NS2 or our other product candidates. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our business is dependent in large part on the success of a single product candidate, NS2, which has not entered a clinical trial to demonstrate efficacy in humans. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, NS2.

                Our product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product. We have only one product candidate that has been the focus of significant development: NS2, a novel small molecule chemical entity that is believed to trap and allow for the disposal of free aldehydes, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are largely dependent on successful continued development and ultimate regulatory approval of this product candidate for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of NS2. We will need to raise sufficient funds for, and successfully enroll and complete, our planned clinical trials of NS2, which we intend to commence in 2014. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the necessary clinical trials for NS2;

•	we may not be able to timely finalize the design or formulation of any product candidate or demonstrate that a formulation of our product candidate will be stable for commercially reasonable time periods;

•	we may not be able to provide evidence of safety and efficacy for NS2;

•	the results of our planned clinical trials may not confirm the results of our Phase I trial of NS2 as an eye drop in healthy volunteers, particularly because the safety of NS2 has not been confirmed in a diseased population nor has NS2 been tested in humans in any other dosage form other than an eye drop;

•	we have not demonstrated efficacy of NS2 in any clinical trial;

•	there may be variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the United States Food and Drug Administration, or FDA, or comparable foreign regulatory bodies for marketing approval;

•	patients in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to NS2;

•	if approved for certain diseases, NS2 will compete with well-established products already approved for marketing by the FDA, including corticosteroids and other agents that have demonstrated efficacy in some of the diseases for which we may attempt to develop NS2; and

•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a New Drug Application (NDA) to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market NS2, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that NS2 will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize, NS2, we may not be able to generate sufficient revenue to continue our business.

Because we have limited experience developing clinical-stage compounds, there is a limited amount of information about us upon which you can evaluate our product candidates and business prospects.

We commenced our first clinical trial in 2010, and we have limited experience developing clinical-stage compounds upon which you can evaluate our business and prospects. In addition, as an early-stage clinical development company, we have limited experience in conducting clinical trials, and we have never conducted clinical trials of a size required for regulatory approvals. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan we will need to successfully:

•	execute our product candidate development activities, including successfully completing our product design and formulation and our clinical trial programs;

•	obtain required regulatory approvals for our product candidates;

•	manage our spending as costs and expenses increase due to the performance and completion of clinical trials, attempting to obtain regulatory approvals, manufacturing and commercialization;

•	secure substantial additional funding;

•	develop and maintain successful strategic relationships;

•	build and maintain a strong intellectual property portfolio;

•	build and maintain appropriate clinical, sales, distribution, and marketing capabilities on our own or through third parties; and

•	gain broad market acceptance for our product candidates.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, raise capital, expand our business, or continue our operations.

The scientific rationale for our Sjögren-Larsson Syndrome clinical program does not necessarily predict the clinical success of NS2.

Sjögren-Larsson Syndrome (SLS) is a rare disease afflicting an estimated 1 in 250,000 people worldwide, equivalent to approximately 1,000 patients in the United States and a larger number in Europe. SLS is caused by genetic mutations in an enzyme, Fatty Aldehyde Dehydrogenase (FALDH), that converts long-chain aldehydes into fatty acids. In addition to manifesting what is believed to be severe aldehyde toxicity, SLS patients also have elevated levels of fatty alcohols and may manifest diminished levels of fatty acids.

The dermal pathology of SLS is thought to be due to aldehyde-mediated damage of lipids (fats) that contribute to the formation of the dermal moisture barrier. As a result, SLS patients are thought to lose water from skin, leading to compensatory mechanisms that include proliferation of the superficial layers of skin that may be partially effective in preventing water loss. Increased levels of skin proliferation in SLS patients lead to ichthyosis, a severe skin disorder characterized by plaques and scales, thickening, redness, inflammation and pruritus (itching).

NS2 traps aldehydes and has been shown to prevent fatty aldehyde-mediated modification of lipids in vitro, in human skin cells and in cells that have been genetically modified to lack FALDH. Thus, NS2 may be partially or wholly effective in preventing and treating ichthyosis or other dermal symptoms, signs, or pathologies in SLS. However, the proposed mechanism of action of NS2 in SLS has not been demonstrated in humans. Further, our assumptions about the pathogenesis of skin disease in SLS patients may not be accurate. For instance, SLS skin disease may be caused by elevated fatty alcohol levels or decreased fatty acid levels, neither of which NS2 is predicted to affect directly.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials, including NS2, may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

Because NS2 and our other product candidates are to our knowledge, new chemical entities, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of these product candidates and obtain the necessary regulatory approvals for commercialization.

Our product candidates are, to our knowledge, new chemical entities, and unexpected problems related to such new technology may arise that can cause us to delay, suspend or terminate our development efforts. NS2 administered as an eye drop has completed a Phase I clinical trial in healthy volunteers. NS2 has not been administered to humans by any other route. Further, NS2 has not demonstrated efficacy in humans for any disease. Because NS2 is a novel chemical entity with limited use in humans, short and long-term safety, as well as prospects for efficacy, are poorly understood and difficult to predict due to our and the regulatory agencies’ lack of experience with them. Regulatory approval of new product candidates such as NS2 can be more expensive and take longer than approval for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates.

Aldehyde trapping is an unproven approach, the safety and efficacy of which has not been demonstrated in humans.

Aldehydes are thought to be mediators of inflammation and other pathology. However, we are aware of only a limited number of attempts to lower aldehyde levels and modulate disease in animals or humans. Thus, there is only moderate justification for the approach of lowering aldehyde levels to treat disease. Despite evidence suggestive of benefit in animal models, clinical trials may indicate that aldehyde trapping has no effect or negative effects on the diseases we intend to test. Animal studies may not predict safety or efficacy in humans.

Our dermatologic topical formulation of NS2 is unlikely to affect other clinical manifestations of SLS, which may decrease the likelihood of regulatory and commercial acceptance.

While the primary day-to-day complaint of SLS patients and their caregivers are symptoms associated with severe skin disease, SLS patients also manifest varying degrees of mental delay, spasticity and retinal disease. Due to expected low systemic exposure of NS2 when administered topically to the skin, it is unlikely that NS2 will affect the non-dermatologic conditions of SLS. Lack of effect in neurologic and ocular manifestations of SLS may negatively impact regulatory discussions with the FDA and may also negatively impact reimbursement, pricing and commercial acceptance of NS2.

If we are not able to test NS2 in SLS or in other diseases, we will not be able to initiate clinical trials necessary for demonstrating drug safety and efficacy in patients.

NS2 and the activities associated with its development and potential commercialization, including its testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other jurisdictions.

We have not submitted an Investigational New Drug (IND) application to investigate NS2 as a topical dermatologic in SLS and we have not amended our active IND for NS2 administered as an eye drop to include acute anterior uveitis. Submission of an IND for NS2 as a treatment for SLS will require us to finalize the design of our topical formulation of NS2 and conduct additional preclinical studies, including dermatologic toxicity studies, that we are in the process of conducting. In addition, our active NS2 IND for ocular administration was originally submitted to test an eye disease (the dry form of age-related macular degeneration) other than uveitis and thus the FDA may require new data that we have not yet generated. We are not permitted to test a drug under a new IND in the United States until the FDA has no objection to the initial IND submission. To date, we have completed one Phase I clinical trial for NS2 administered as an eye drop in healthy volunteers. We will have to submit separate INDs for each of the other indications that we intend to study which could mean additional delays in the commencement of each of the related trials and the performance of additional preclinical studies. We have not demonstrated efficacy of NS2 in any patient population.

                We currently plan to commence two clinical trials in 2014: a Phase II/III trial of NS2 administered as a topical dermatologic to patients with SLS, and a Phase II trial of NS2 administered as an eye drop to patients with acute anterior uveitis. There is no guarantee that these clinical trials or any other future trials will be allowed by the FDA to proceed or generate successful results, or that regulators will agree with our assessment of the clinical trials for NS2. In addition, we expect to rely on consultants and third party contract research organizations to assist us with regulatory filings and the conduct of our clinical trials. The FDA and other regulators have substantial discretion and may refuse to accept any application or may decide that our current data is insufficient for clinical trial initiation and require additional clinical trials, or preclinical or other studies.

NS2 and our other product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays, or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications, and patient population. Approval policies or regulations may change and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

The FDA or comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our or any of our future development partners’ clinical trials;

•	we or any of our future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;

•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from the United States;

•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

•	we or any of our future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any of our future development partners contract for clinical and commercial supplies; or

•	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our future development partners from commercializing our product candidates.

Any termination or suspension of, or delays in the commencement or completion of, our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials in the United States for our product candidates, we need to submit the results of preclinical testing to the FDA as part of an IND application, along with other information including information about product candidate chemistry, manufacturing, and controls and our proposed clinical trial protocol. We may rely in part on preclinical, clinical, and quality data generated by contract research organization (CROs) and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Delays in the commencement or completion of our planned clinical trials for NS2 or other product candidates could significantly affect our product development costs. We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA failing to grant permission to proceed or placing the clinical trial on hold;

•	subjects failing to enroll or remain in our trial at the rate we expect;

•	subjects choosing an alternative treatment for the indication for which we are developing NS2 or other product candidates, or participating in competing clinical trials;

•	lack of adequate funding to continue the clinical trial;

•	subjects experiencing severe or unexpected drug-related adverse effects;

•	a facility manufacturing NS2, any of our other product candidates or any of their components being ordered by the FDA or other government or regulatory authorities, to temporarily or permanently shut down due to violations of current Good Manufacturing Practices, or cGMP, or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, Good Clinical Practice or regulatory requirements, or other third parties not performing data collection or analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA or the finding of regulatory violations by the FDA or an institutional review board, or IRB, that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

•	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or

•	one or more IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial.

Product development costs will increase if we have delays in testing or approval of NS2 or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of or if we, the FDA or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of NS2 or other product candidates could be significantly reduced.

Any product candidate we or any of our future development partners advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

Unacceptable adverse events caused by any of our product candidates that we advance into clinical trials could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This in turn could prevent us from completing development or commercializing the affected product candidate and generating revenue from its sale.

We have not yet completed testing of any of our product candidates in humans for the treatment of the indications for which we intend to seek approval, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. NS2, for example, has been observed to be toxic at high concentrations in in vitro human dermal tissue. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product candidate.

Final marketing approval for NS2 or our other product candidates by the FDA or other regulatory authorities for commercial use may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

After the completion of our clinical trials and, assuming the results of the trials are successful, the submission of an NDA, we cannot predict whether or when we will obtain regulatory approval to commercialize NS2 or our other product candidates and we cannot, therefore, predict the timing of any future revenue. We cannot commercialize NS2 or our other product candidates until the appropriate regulatory authorities have reviewed and approved the applicable applications. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for NS2 or our other product candidates. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. If marketing approval for NS2 or our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected.

Even if we obtain marketing approval for NS2 or any other product candidate, it could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidate, when and if any of them are approved.

Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if any, of NS2 or any other product candidates, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for NS2 or any other product candidate that may receive regulatory approval, if any, fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements or applications filed by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products, refuse to permit the import or export of product, or request us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue.

The FDA has the authority to require a risk evaluation and mitigation strategy plan as part of a NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry.

In addition, if NS2 or any of our other product candidates is approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Even if we receive regulatory approval for NS2 or any other product candidate, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, could be limited.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, is also generally necessary for commercial success. The degree of market acceptance of our product candidates will depend on a number of factors, including:

•	demonstration of clinical efficacy and safety compared to other more-established products;

•	the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;

•	acceptance of a new formulation by health care providers and their patients;

•	the prevalence and severity of any adverse effects;

•	new procedures or methods of treatment that may be more effective in treating or may reduce the incidences of SLS or other conditions for which our products are intended to treat;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors;

•	unfavorable publicity relating to the product candidate; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payors on the benefits of NS2 or any of our other product candidates may require significant resources and may never be successful. In addition, our ability to successfully commercialize our product candidate will depend on our ability to manufacture our products, differentiate our products from competing products and defend the intellectual property of our products.

Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

Market acceptance and sales of our product candidates will depend significantly on the availability of adequate insurance coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors including the third-party payor’s determination that use of a product candidate is:

•	a covered benefit under its health plan;

•	safe, effective, and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product candidate from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of the applicable product candidate to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Further, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidates. If reimbursement is not available or is available only in limited levels, we may not be able to commercialize certain of our product candidates profitably, or at all, even if approved.

As a result of legislative proposals and the trend toward managed health care in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide coverage of approved product candidates for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations, and additional legislative proposals as well as country, regional or local healthcare budget limitations.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

As part of our growth strategy, we plan to evaluate the development and commercialization of other therapies related to immune-mediated, inflammatory, orphan and other diseases. We will evaluate internal opportunities from our compound libraries, and also may chose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from immune-mediated or orphan or other disorders with high unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

Orphan drug designation from the FDA may be difficult or not possible to obtain, and if we are unable to obtain orphan drug designation for NS2 or our other product candidates, regulatory and commercial prospects may be negatively impacted.

The FDA designates orphan status to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan status drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and can be marketed without generic competition for seven years. We believe that NS2 will qualify as an orphan drug for SLS and acute anterior uveitis. However, we cannot guarantee that we will be able to receive orphan drug status from the FDA for NS2. If we are unable to secure orphan drug status for NS2 or our other product candidates, our regulatory and commercial prospects may be negatively impacted.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of NS2 and our other product candidates.

We currently have only two full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

We rely on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct the Phase II and Phase III clinical trials for NS2 and clinical trials for our other future product candidates and, therefore, the timing of the initiation and completion of these trials is controlled by such third parties and may occur on substantially different timing from our estimates. Specifically, we use CROs to conduct our clinical trials and rely on medical institutions, clinical investigators, CROs, and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

                There is no guarantee that any CROs, investigators, or other third parties on which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed, or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized.

We rely completely on third parties to supply drug substance and manufacture drug product for our clinical trials and preclinical studies. We intend to rely on other third parties to produce commercial supplies of product candidates, and our dependence on third parties could adversely impact our business.

We are completely dependent on third-party suppliers of the drug substance and drug product for our product candidates. If these third-party suppliers do not supply sufficient quantities of materials to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, there could be a significant interruption of our supplies, which would adversely affect clinical development of the product candidate. Furthermore, if any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and within regulatory requirements, we will not be able to secure and/or maintain regulatory approval, if any, for our product candidates.

We will also rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. We do not have any control over the process or timing of the acquisition of raw materials by our contract manufacturers. Moreover, we currently do not have agreements in place for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial could considerably delay completion of that clinical trial, product candidate testing, and potential regulatory approval of that product candidate.

We do not expect to have the resources or capacity to commercially manufacture any of our proposed product candidates if approved, and will likely continue to be dependent on third-party manufacturers. Our dependence on third parties to manufacture and supply us with clinical trial materials and any approved product candidates may adversely affect our ability to develop and commercialize our product candidates on a timely basis.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our products.

The process of manufacturing our products is complex, highly regulated and subject to several risks, including:

•	The manufacturing of compounds is extremely susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

•	The manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

•	We and our contract manufacturers must comply with the FDA’s cGMP regulations and guidelines. We and our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

Any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

We may not be successful in establishing and maintaining development or other strategic partnerships, which could adversely affect our ability to develop and commercialize product candidates.

We may choose to enter into development or other strategic partnerships in the future, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners and the negotiation process is time consuming and complex. Moreover, we may not be successful in our efforts to establish a development partnership or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish development partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into development partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.

Moreover, if we fail to maintain development or other strategic partnerships related to our product candidates that we may choose to enter into:

•	the development of certain of our current or future product candidates may be terminated or delayed;

•	our cash expenditures related to development of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;

•	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted; and

•	we will bear all of the risk related to the development of any such product candidates.

We may form strategic alliances in the future, and we may not realize the benefits of such alliances.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including for the continued development or commercialization of NS2 or our other product candidates. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for NS2 or our other product candidates because third parties may view the risk of success in our planned clinical trial as too significant or the commercial opportunity for our product candidate as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction.

If our competitors develop treatments for the target indications of our product candidates that are approved more quickly than ours, marketed more successfully or demonstrated to be safer or more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. With the exception of SLS, there are a variety of drug candidates in development for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes may be active in aldehyde research, and some could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. There are methods that can potentially be employed to trap aldehydes that we have not conceived of or attempted to patent, and other parties may discover and patent aldehyde trapping approaches and compositions that are similar to or different from ours. Competition in drug development is intense. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of NS2 or our other product candidates. Acute anterior uveitis may be treated with general immune suppressing therapies, including corticosteriods, some of which are generic. Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than NS2 or our other product candidates.

We have no sales, marketing or distribution capabilities and we will have to invest significant resources to develop these capabilities.

We have no internal sales, marketing or distribution capabilities. If NS2 or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that NS2 or any of our other product candidates will be approved. We may not be able to hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•	we may not be able to attract and build an effective marketing department or sales force;

•	the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenues generated by NS2 or any other product candidates that we may develop, in-license or acquire; and

•	our direct sales and marketing efforts may not be successful.

We are highly dependent on the services of our two senior employees and certain key consultants.

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of two individuals: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer, and Scott L. Young, our Chief Operating Officer. In addition we rely on the services of a number of key consultants, including an IP consultant, a pharmacokinetic consultant, a chemistry consultant, a toxicology consultant, a dermatologic drug development consultant and an ocular drug development consultant. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

If we fail to attract and retain senior management and key commercial personnel, we may be unable to successfully develop or commercialize our product candidates.

                We will need to expand and effectively manage our managerial, operational, financial, and other resources in order to successfully pursue our clinical development and commercialization efforts. Our success also depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and we may not be able to do so in the future due to intense competition among biotechnology and pharmaceutical companies, universities, and research organizations for qualified personnel. If we are unable to attract and retain the necessary personnel, we may experience significant impediments to our ability to implement our business strategy. Since our founding in 2004 through March 31, 2014, we have had five employees, one of which left the company and two of which are no longer employees but continue to serve on our board of directors.

We expect to significantly expand our management team. Our future performance will depend, in part, on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations.

We may encounter difficulties in managing our growth and expanding our operations successfully.

Because we currently have only two full-time employees, we will need to grow our organization substantially to continue development and pursue the potential commercialization of NS2 and our other product candidates, as well as function as a public company. As we seek to advance NS2 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our product candidates.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, the Medical Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formulas where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In early 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and imposed additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, beginning in 2011, the Health Care Reform Law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. Although it is too early to determine the effect of the Health Care Reform Law on our business, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under Medicare, and may also increase our regulatory burdens and operating costs.

The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

•	the demand for any product candidates for which we may obtain regulatory approval;

•	our ability to set a price that we believe is fair for our product candidates;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

If we market products in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

                In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include false claims statutes and anti-kickback statutes. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formula managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Over the past few years, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

Governments may impose price controls, which may adversely affect our future profitability.

We intend to seek approval to market our product candidates in both the United States and in foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some foreign countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of NS2 or our other product candidates.

We face an inherent risk of product liability as a result of the clinical testing of NS2 and our other product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if NS2 or our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for NS2 or our other product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	the inability to commercialize NS2 or our other product candidates; and

•	a decline in our stock price.

Although we maintain product liability insurance with $1.0 million in coverage, we plan to increase our product liability insurance coverage prior to initiating our clinical trials for NS2. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of NS2 or our other product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We and our development partners, third-party manufacturers and suppliers use biological materials and may use hazardous materials, and any claims relating to improper handling, storage, or disposal of these materials could be time consuming or costly.

                We and our development partners, third-party manufacturers and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations and the operations of our development partner, third-party manufacturers and suppliers also produce hazardous waste products. Federal, state, and local laws and regulations govern the use, generation, manufacture, storage, handling, and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

We and any of our future development partners will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.

If we and any of our future development partners are successful in commercializing our products, the FDA and foreign regulatory authorities would require that we and any of our future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our future development partners may fail to report adverse events we become aware of within the prescribed timeframe. We and any of our future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we and any of our future development partners fail to comply with our reporting obligations, the FDA or a foreign regulatory authority could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, workers’ compensation, and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant, uninsured liability may require us to pay substantial amounts, which would adversely affect our working capital and results of operations.

If we engage in an acquisition, reorganization or business combination, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

From time to time we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;

•	incur substantial debt that may place strains on our operations;

•	spend substantial operational, financial and management resources in integrating new businesses, technologies and products; and

•	assume substantial actual or contingent liabilities.

Our internal computer systems, or those of our development partners, third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

                Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce NS2 and our other product candidates. Our ability to obtain clinical supplies of NS2 or our other product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Our employees may engage in misconduct or other improper activities including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to regulatory authorities, comply with manufacturing standards we have established, comply with federal and state health care fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Employee misconduct could also involve improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

In addition, during the course of our operations our directors, executives, and employees may have access to material, nonpublic information regarding our business, our results of operations, or potential transactions we are considering. We may not be able to prevent a director, executive, or employee from trading in our common stock on the basis of, or while having access to, material, nonpublic information. If a director, executive, or employee was to be investigated or an action was to be brought against a director, executive, or employee for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

Risks Relating to Our Intellectual Property

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies, and their uses as well as our ability to operate without infringing upon the proprietary rights of others. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations.

Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. While we have issued composition-of-matter patents in the United States and other countries for NS2, we cannot be certain that the claims in our patent applications covering composition-of-matter of our other product candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute. In addition, there are possibly methods that can be employed to trap aldehydes that we have not conceived of or attempted to patent, and other parties may discover and patent aldehyde trapping approaches and compositions that are similar to or different from ours.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;

•	patent applications may not result in any patents being issued;

•	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage;

•	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential product candidates;

•	there may be significant pressure on the United States government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•	countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop, and market competing product candidates.

In addition, we rely on the protection of our trade secrets and proprietary know-how. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants, and advisors, third parties may still obtain this information or may come upon this or similar information independently. If any of these events occurs or if we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced.

Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patents that may be infringed by commercialization of NS2 or our other product candidates. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could likely:

•	result in costly litigation;

•	divert the time and attention of our technical personnel and management;

•	cause development delays;

•	prevent us from commercializing NS2 or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•	require us to develop non-infringing technology; or

•	require us to enter into royalty or licensing agreements.

Although no third party has asserted a claim of patent infringement against us, others may hold proprietary rights that could prevent NS2 or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market NS2 or our other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing NS2 or our other product candidates, which could harm our business, financial condition and operating results.

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Square 1 Bank. In the case of a continuing event of default under the loan, Square 1 Bank could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit, commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Square 1 Bank under the loan.

Our issued patents could be found invalid or unenforceable if challenged in court.

If we or any of our future development partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

We may fail to comply with any of our obligations under existing agreements pursuant to which we license rights or technology, which could result in the loss of rights or technology that are material to our business.

We are a party to a technology license that is important to our business and we may enter into additional licenses in the future. We currently hold a license from Ligand Pharmaceuticals Incorporated that covers use of an excipient in our eye drops. This license imposes various commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would lose valuable rights under our collaboration agreements and our ability to develop product candidates.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants were previously employed at, or may have previously provided or may be currently providing consulting services to, other biotechnology or pharmaceutical companies including our competitors or potential competitors. We may become subject to claims that our company or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team.

If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent terms and obtaining data exclusivity for our product candidate, our business may be materially harmed.

                Depending upon the timing, duration and specifics of FDA marketing approval of NS2 or other product candidates, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. For instance, we have received correspondence from another company claiming that the prior name of our company may be confused with its name and registered marks, and as a result, they may consider challenging one of our trademark applications, and our use of the mark and company name. We did not believe that the name of our company or mark would be confused with the name of such other company or its marks, but recognized that if there is confusion, it may be difficult to protect our rights to such trademark and to build name recognition and our business could be adversely affected, and we could be at risk that such other company may choose to take formal action to try to stop us from using the name of our company or mark. There was also a risk that if there is confusion, the reputation, performance and/or actions of such other company may negatively impact our stock and our business.

We therefore have, as of March 2014, adopted a new brand, Aldeyra Therapeutics. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming, and inherently uncertain. In addition, Congress may pass patent reform legislation. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the United States Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

While we have issued composition-of-matter patents covering NS2 in the United States and other countries, filing, prosecuting and defending patents on NS2 and our other product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Related to Our Financial Position and Need for Capital

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize NS2 and our other product candidates.

We will require substantial future capital in order to complete the remaining clinical development for NS2 and our other product candidates and to potentially commercialize these product candidates. We expect our spending levels to increase in connection with our clinical trials of NS2, as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•	the type, number, scope, progress, expansion costs, results of and timing of our planned clinical trials of NS2 or any our other product candidates which we are pursuing or may choose to pursue in the future;

•	the need for, and the progress, costs and results of, any additional clinical trials of NS2 and our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of NS2 and our other product candidates;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

•	the costs and timing of obtaining or maintaining manufacturing for NS2 and our other product candidates, including commercial manufacturing if any product candidate is approved;

•	the costs and timing of establishing sales and marketing capabilities and enhanced internal controls over financial reporting;

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us;

•	costs associated with any other product candidates that we may develop, in-license or acquire;

•	the effect of competing technological and market developments;

•	our ability to establish and maintain partnering arrangements for development; and

•	the costs associated with being a public company.

Some of these factors are outside of our control. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of our clinical trials and remaining development program through commercial introduction. We expect that we will need to raise additional funds in the near future.

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

If we are unable to obtain funding on a timely basis, we will be unable to complete the planned clinical trials for NS2 and our other product candidates and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or some of our technologies or otherwise agree to terms unfavorable to us.

The terms of our secured debt facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We have a $1.5 million loan and security agreement with Square 1 Bank that is secured by a lien covering all of our assets. As of March 31, 2014 and December 31, 2013, the outstanding principal balance of the Square 1 Bank loan was approximately $1.4 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of our Initial Public Offering.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe that, as a result of our Initial Public Offering, our preferred stock financings and other transactions, we have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $10.9 million and $9.8 million, respectively, and federal and state research and development credits of approximately $233,000 and $25,000, respectively, which could be limited if we experience an “ownership change.” Any such limitations would generally be equal to our equity value at the time of the ownership change multiplied by a risk-free rate of return published monthly by the IRS.

Risks Related to Our Common Stock

An active trading market for our common stock may not develop or be sustained and investors may not be able to resell their shares at or above the price at which they purchased them.

We have a limited history as a public company. An active trading market for our shares may never develop or be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price they paid or at the time that they would like to sell. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could harm our business.

The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the initial public offering price. The market price for our common stock may be influenced by many factors, including:

•	our ability to enroll patients in our planned clinical trials;

•	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector;

•	regulatory developments in the United States and foreign countries;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems, especially in light of current reforms to the United States healthcare system;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;

•	sales of our stock by insiders and 5% stockholders;

•	trading volume of our common stock;

•	general economic, industry and market conditions other events or factors, many of which are beyond our control;

•	additions or departures of key personnel; and

•	intellectual property, product liability or other litigation against us.

In addition, in the past, stockholders have initiated class action lawsuits against biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our clinical trial and development programs;

•	addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting NS2 and our other product candidates;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	nature and terms of stock-based compensation grants; and

•	derivative instruments recorded at fair value.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to de-list our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on The NASDAQ Capital Market and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We may allocate our cash and cash equivalents in ways that you and other stockholders may not approve.

                Our management will have broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. We expect to use of our cash and cash equivalents to fund our planned clinical trials of NS2, development of other molecules that may relate to our aldehyde trapping platform, and the remainder for working capital and other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply the our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited.

As of immediately following our Initial Public Offering, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 68.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	limiting the removal of directors by the stockholders;

•	creating a staggered board of directors;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders;

•	permitting our board of directors to accelerate the vesting of outstanding option grants upon certain transactions that result in a change of control; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our loan and security agreement with Square 1 Bank currently prohibits us from paying dividends on our equity securities, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

A substantial number of shares of our common stock could be sold into the public market in the near future, which could depress our stock price.

Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. On May 7, 2014, we completed our initial public offering of 1,500,000 shares of common stock on the Nasdaq Capital Markets. All of our total outstanding shares and options immediately prior to the closing of our Initial Public Offering were subject to a lock-up agreement with the underwriters until 180 days following May 1, 2014. When the lock-up agreements expire, substantially all of our outstanding common stock will become eligible for sale as will common stock issuable under vested and exercisable stock options. If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

                We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer, if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are incurring significant increased costs and demands upon management as a result of operating as a public company.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC, and The NASDAQ Capital Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from our Initial Public Offering. We intend to continue to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer an “emerging growth company,” each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff.

                Historically, we have not had sufficient accounting and supervisory personnel with the appropriate level of technical accounting experience and training necessary or adequate formally documented accounting policies and procedures to support, effective internal controls. We have identified a material weakness (as defined under the Exchange Act definition of internal controls over financial reporting) in the design and operation of our internal controls over financial reporting for non-routine complex transactions, stock-based compensation transactions, and the disclosure requirements relating to these transactions. Under the Exchange Act, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Specifically, as neither of our employees are accountants or have served as corporate financial or accounting officers, our internal controls over the accounting and financial reporting of non-routine complex transactions and stock-based compensation transactions did not meet all standards applicable to companies with publicly traded securities. We have commenced the process of formally documenting, reviewing, and improving our internal controls over financial reporting and have made efforts to improve our internal controls and accounting policies and procedures, including plans to hire new accounting personnel and engage external temporary resources. However, we may identify deficiencies and weaknesses or fail to remediate previously identified deficiencies in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On May 7, 2014, we closed our Initial Public Offering, in which 1,500,000 shares of common stock were sold at a price to the public of $8.00 per share for an aggregate offering price of $12.0 million. The offer and sale of all of the shares in the Initial Public Offering were registered under the Securities Act of the 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-193204), which was declared effective by the SEC on May 1, 2014. The offering commenced as of May 1, 2014 and did not terminate before all of the securities registered in the registration statement were sold. Aegis Capital Corp. acted as the sole manager of the offering and as representative of the underwriters. We raised approximately $11.0 million in net proceeds after deducting underwriting discounts and commissions of $0.8 million and other estimated offering costs of $0.2 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board committee service. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our registration statement on Form S-1 filed with the SEC in connection with the Initial Public Offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 and cumulative for the period from August 13, 2004 (Inception) to March 31, 2014; (iii) Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period August 13, 2004 (Inception) through March 31,2014; (iv); Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and cumulative for the period from August 13, 2004 (Inception) to March 31, 2014; and (v) Notes to Financial Statements.

The certification attached as Exhibit 32.1 that accompanies this quarterly report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Aldeyra Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this quarterly report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aldeyra Therapeutics, Inc.

June 11, 2014	/s/ Todd C. Brady, M.D., Ph.D
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

ALDEYRA THERAPEUTICS, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 and cumulative for the period from August 13, 2004 (Inception) to March 31, 2014; (iii) Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period August 13, 2004 (Inception) through March 31,2014; (iv); Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and cumulative for the period from August 13, 2004 (Inception) to March 31, 2014; and (v) Notes to Financial Statements.