Form 10-Q
period 2014-06-30
Aldeyra Therapeutics, Inc.
filed 2014-08-07
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 6, 2014, there were 5,565,415 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2014

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,535,788	$3,262,354
Prepaid expenses and other current assets	269,541	8,412

Total current assets	11,805,329	3,270,766
Deferred offering costs	—	472,467

Total assets	$11,805,329	$3,743,233

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$556,061	$341,853
Convertible notes payable – related parties	—	85,000
Accrued interest on convertible notes payable – related parties	—	2,125
Accrued expenses	211,346	117,873
Current portion of credit facility	407,120	58,160

Total current liabilities	1,174,527	605,011
Credit facility, net of current portion and debt discount	815,825	1,129,015
Accrued deferred offering costs	—	394,368
Convertible preferred stock warrant liability	—	253,247
Convertible preferred stock warrant liabilities – related parties	—	3,265,620

Total liabilities	1,990,352	5,647,261
Commitments and contingencies
Redeemable convertible preferred stock:
Series A Preferred Stock, $0.001 par value, none authorized, issued and outstanding as of June 30, 2014 and 24,000,000 shares authorized; 980,391 shares issued and outstanding as of December 31, 2013 (Liquidation preference of $36,000,000)	—	29,291,865
Series B Preferred Stock, $0.001 par value, none authorized, issued and outstanding as of June 30, 2014 and 38,000,000 shares authorized;1,316,681shares issued and outstanding as of December 31, 2013 (Liquidation preference of $20,377,506)	—	9,025,433

Total redeemable convertible preferred stock	—	38,317,298
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding as of June 30, 2014; none authorized, issued or outstanding as of December 31, 2013	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 5,565,415 shares issued and outstanding as of June 30, 2014; 65,000,000 shares authorized; 327,365 shares issued and outstanding as of December 31, 2013	5,565	327
Common stock, non-voting, $0.001 par value; none authorized, issued and outstanding as of June 30, 2014 and 65,000,000 shares authorized; none issued and outstanding as of December 31, 2013	—	—
Additional paid-in capital	51,867,123	1,102,685
Accumulated deficit	(42,057,711)	(41,324,338)

Total stockholders’ equity (deficit)	9,814,977	(40,221,326)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$11,805,329	$3,743,233

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING EXPENSES:
Research and development	$663,908	$325,050	$1,108,186	$475,283
General and administrative	982,579	660,640	1,783,225	801,945

Loss from operations	(1,646,487)	(985,690)	(2,891,411)	(1,277,228)

OTHER INCOME (EXPENSE):
Change in fair value of preferred stock warrant liabilities	567, 588	(36,100)	2,327,502	(313,600)
Change in fair value of convertible preferred stock rights and rights option liabilities	—	(531,700)	—	(3,922,200)
Interest income	—	8	3	16
Interest expense	(56,246)	(15,301)	(169,467)	(30,705)

Total other income (expense), net	511,342	(583,093)	2,158,038	(4,266,489)

Net loss and comprehensive loss	(1,135,145)	(1,568,783)	(733,373)	(5,543,717)
Accretion of preferred stock	(141,513)	(150,095)	(333,082)	(273,254)
Deemed dividend	(4,053,570)	—	(4,053,570)	—

Net loss attributable to common stockholders	$(5,330,228)	$(1,718,878)	$(5,120,025)	$(5,816,971)

Net loss per share attributable to common stockholders:
Basic	$(1.43)	$(5.47)	$(2.51)	$(18.50)

Diluted	$(1.56)	$(5.47)	$(3.53)	$(18.50)

Weighted average common shares outstanding:
Basic	3,737,675	314,419	2,041,941	314,419

Diluted	3,769,360	314,419	2,107,389	314,419

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Redeemable Convertible Preferred Stock					Stockholders’ Equity (Deficit)
	Series A Preferred Stock		Series B Preferred Stock		Total Redeemable Convertible Preferred Stock	Common Stock Voting		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2013	980,391	$29,291,865	1,316,681	$9,025,433	$38,317,298	327,365	$327	$1,102,685	$(41,324,338)	$(40,221,326)
Stock-based compensation	—	—	—	—	—	—	—	1,114,107	—	1,114,107
Accretion of discounts and issuance costs on preferred stock	—	78,037	—	255,045	333,082	—	—	(333,082)	—	(333,082)
Issuance of common stock, net of issuance costs	—	—	—	—	—	1,500,000	1,500	9,975,408	—	9,976,908
Conversion of Preferred	(980,391)	(29,369,902)	(1,316,681)	(9,280,478)	(38,650,380)	3,642,799	3,643	38,646,736	—	38,650,379
Net exercise of warrants	—	—	—	—	—	74,001	74	1,191,290	—	1,191,364
Conversion feature on convertible promissory note	—	—	—	—	—	21,250	21	169,979	—	170,000
Net loss	—	—	—	—		—	—	—	(733,373)	(733,373)

Balance, June 30, 2014	—	—	—	—	—	5,565,415	$5,565	$51,867,123	$(42,057,711)	$9,814,977

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(733,373)	$(5,543,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,114,107	674,824
President and CEO contributed services	—	120,000
Amortization of debt discount – non-cash interest expense	120,770	14,670
Change in fair value of warrant liability, purchase rights and warrant purchase rights	(2,327,502)	4,235,800
Change in operating assets and liabilities:
(Increase) decrease
Prepaid expenses and other current assets	(261,129)	(4,923)
Accounts payable	37,433	(46,916)
Accrued interest on convertible notes payable-related parties	(2,125)	—
Accrued expenses	93,473	(38,504)

Net cash used in operating activities	(1,958,346)	(588,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes	—	(41,667)
Net proceeds from issuance of common stock	10,231,780	—
Net proceeds from issuance of Series B redeemable convertible preferred stock	—	750,436

Net cash provided by financing activities	10,231,780	708,769

NET INCREASE IN CASH	8,273,434	120,003
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,262,354	1,223,638

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,535,788	$1,343,641

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$51,579	$16,318

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$333,082	$273,255

Conversion of notes payable	$170,000	$—

Conversion of Series A preferred stock upon closing initial public offering	$29,369,902	$—

Conversion of Series A preferred stock upon closing initial public offering	$9,280,478	$—

Net exercise of warrants into common stock	$1,191,365	$—

Offering costs of initial public offering not yet paid	$176,775	$—

Warrants issued to underwriter in initial public offering	$315,388	$—

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on August 13, 2004 as Neuron Systems, Inc. On December 20, 2012, the Company changed its name to Aldexa Therapeutics, Inc. and on March 17, 2014, the Company changed its name to Aldeyra Therapeutics, Inc. The Company is developing a treatment for diseases thought to be related to high levels of free aldehydes, naturally occurring pro-inflammatory toxins.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements for the year ended December 31, 2013 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-193204) (Registration Statement), which was declared effective by the Securities and Exchange Commission (SEC) on May 1, 2014. The financial information as of June 30, 2014, the three and six months ended June 30, 2014 and 2013 is unaudited but, in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The balance sheet data as of December 31, 2013 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

New accounting pronouncements

Accounting Standards Update (“ASU”) No. 2014-10 – Development Stage Entities (Topic 915); Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities, Guidance in Topic 810, Consolidation. The Financial Accounting Standards Board decided to remove the definition of development stage entity from the Master Glossary of the Accounting Standards Codification on the basis of the effects of its decisions to eliminate any special reporting requirements by development stage entities. For public business entities, the changes are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods therein. Entities are allowed to apply such guidance early for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company adopted ASU No. 2014-10 during the three months ended June 30, 2014. The adoption of ASU No. 2014-10, did not have a material effect on the Company’s financial statements other than the elimination of inception-to-date reporting information in accordance with the provisions of ASU 2014-10. Prior to our adoption ASU 2014-10, we were considered in the development stage in accordance with existing generally accepted accounting principles.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. As the Company has not generated revenues the Company has not yet selected a transition method and is in the process of evaluating the effect this standard will have on our financial statements and related disclosures.

3.	NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net loss attributable to common stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Basic
Net loss and comprehensive loss	$(1,135,145)	$(1,568,783)	$(733,373)	$(5,543,717)
Accretion of preferred stock	(141,513)	(150,095)	(333,082)	(273,254)
Deemed dividend	(4,053,570)	—	(4,053,570)	—

Net loss attributable to common stockholders – basic	$(5,330,228)	$(1,718,878)	$(5,120,025)	$(5,816,971)

Diluted
Net loss attributable to common stockholders – basic	$(5,330,228)	$(1,718,878)	(5,120,025)	(5,816,971)
Less: change in fair value of derivative liabilities	(567,588)	—	(2,327,502)	—

Net loss available to common stockholders – diluted	$(5,897,816)	$(1,718,878)	$(7,447,527)	$(5,816,971)

Denominator:
Basic
Weighted-average number of common shares – basic	3,737,675	314,419	2,041,941	314,419

Diluted
Weighted-average number of common shares – basic	3,737,675	314,419	2,041,941	314,419
Warrants (treasury stock)	31,685	—	65,448	—

Total weighted average number of common shares – diluted	3,769,360	314,419	2,107,389	314,419

Net loss per share:
Basic	$(1.43)	$(5.47)	$(2.51)	$(18.50)

Diluted	$(1.56)	$(5.47)	$(3.53)	$(18.50)

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Because the Company reported a net loss for the three and six months ended June 30, 2013, diluted net loss per common share is the same as basic net loss per common share for that period.

The following potentially dilutive securities outstanding, prior to use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to losses reported:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to purchase stock	87,241	67,232	87,258	67,232
Warrants to purchase Preferred Stock	—	67,376	—	65,439
Preferred Stock	1,240,955	3,642,799	2,435,245	3,642,799
Convertible note payable-related parties	8,640	—	14,910	—
Rights to receive warrants for Preferred Stock	—	160,160	—	157,803
Investor rights to purchase Preferred Stock	—	640,638	—	631,211

Total of common equivalent shares	1,336,836	4,578,205	2,537,413	4,564,484

4.	FAIR VALUE MEASUREMENTS

As of June 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, and accounts payable approximated their estimated fair values because of the short term nature of these financial instruments. The carrying value of the Company’s credit facility and convertible notes – related parties in current and long-term liabilities approximates fair value because the Company’s interest rate yield is near current market rates available to the Company.

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

Level 1 – Quoted prices in active markets that are accessible at the market date for identical unrestricted assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

There were no liabilities measured at fair value at June 30, 2014. Liabilities measured at fair value on a recurring basis as of December 31, 2013 are as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2013:
Liabilities:
Preferred Stock Warrant Liability – Series B Preferred Stock	$—	$—	$3,439,059	$3,439,059
Preferred Stock Warrant Liability – Series A Preferred Stock	—	—	79,808	79,808

Balance at end of period	$—	$—	$3,518,867	$3,518,867

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Preferred stock warrant liability – Series A Preferred Stock:

	Period Ended June 30, 2014	Year Ended December 31, 2013
Balance at beginning of period	$79,808	$87,600
Net exercise of Series A Warrants	(29,247)	—
Change in fair value	(50,561)	(7,792)

Balance at end of period	$—	$79,808

Preferred stock warrant liability – Series B Preferred Stock:

	Period Ended June 30, 2014	Year Ended December 31, 2013
Balance at beginning of period	$3,439,059	$2,180,500
Net exercise of Series B Warrants	(1,162,118)	—
Exercise of warrants purchase rights into Series B Warrants	—	1,793,600
Warrant liability – Series B	—	177,952
Change in fair value	(2,276,941)	(712,993)

Balance at end of period	$—	$3,439,059

The Company’s preferred stock warrant liabilities were classified as level 3 and valued using the Black-Scholes model. The fair values were derived by applying the assumptions described below. These liabilities increased or decreased each period based on the fluctuations of the fair value of the underlying preferred security.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

The table below shows the inputs used by instrument to determine the fair value measurements at December 31, 2013:

December 31, 2013
Preferred stock warrant liability – Series A
Expected dividend yield	0%
Anticipated volatility	88.57%
Estimated stock price	$45.20
Exercise price	$12.24
Expected life (years)	5.28
Risk free interest rate	1.75%
Preferred stock warrant liabilities – Series B
Expected dividend yield	0%
Anticipated volatility	88.57%
Estimated stock price	$19.92
Exercise price	$5.16
Expected life (years)	3.97 – 6.89
Risk free interest rate	0.78% – 2.45%

5.	CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

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

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

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

On November 20, 2013, the Company amended its Credit Facility with the same bank. The amendment provided an additional $1.0 million of available funds under the facility. The Company received an advance payment of $1.0 million in November 2013 through a term loan. The amended Credit Facility calls for interest only payments at a 6.50% interest rate per annum from November 2013 through November 2014 for all amounts outstanding, inclusive of those amounts originally drawn during 2012 prior to the amendment, at which point, the Company is required to make principal payments of $58,160 plus interest through the maturity date of the term loans in November 2016. The Credit Facility, as amended, may have financial covenants established at a future date.

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

At June 30, 2014, the Credit Facility is shown net of a debt discount of $172,889 which is being amortized using the effective interest method through the maturity date of the Credit Facility.

7.	INCOME TAXES

No provision for federal taxes has been recorded as the Company has incurred losses since inception for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

8.	STOCK INCENTIVE PLAN

The Company has three incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards to employees, board members and consultants and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of June 30, 2014, options to purchase 23,954 shares of common stock at an exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards to certain employees, members of the board of directors and consultants of the Company. As of June 30, 2014, the number of shares of common stock authorized for issuance in connection with the 2010 Plan was 681,788. As of June 30, 2014, there were no shares available for issuance under the 2010 Plan.

The 2010 Plan terminated upon the Initial Public Offering. However, grants made under the 2010 Plan are still governed by that plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the Registration Statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. As of June 30, 2014, the number of shares of common stock authorized for issuance in connection with the 2013 Plan was 625,000. As of the first business day of each fiscal year of the Company during the term of the Plan, commencing on the first day of the Company’s 2015 fiscal year, the aggregate number of common shares that may be issued under the Plan shall automatically increase by a number equal to the least of (a) 4% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 333,333 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of June 30, 2014, there were 469,852 shares available for issuance under the 2013 Plan.

Options granted for the year ended December 31, 2013 include two grants of options exercisable for a total of 32,014 common shares for which vesting is contingent on certain performance conditions. For options granted containing performance conditions, the fair value is determined on the date of grant. For the three and six months ended June 30, 2014, there was $340,372 expense recorded relating to the options as the performance conditions were satisfied in May 2014.

There were stock options outstanding to purchase an aggregate of 764,990 shares of common stock at June 30, 2014 with a weighted average exercise price per share of $2.80 and stock options to purchase an aggregate of 609,842 shares of common stock outstanding at December 31, 2013 with a weighted average exercise price per share of $1.48. There were stock options to purchase an aggregate of 155,148 shares of common stock granted during the three months ended June 30, 2014 with an average exercise price per share of $8.00. The following table summarizes information about stock options exercisable at June 30, 2014:

Period Ending	Number Exercisable	Outstanding Shares Weighted- Average Remaining Contractual Life	Exercisable Shares Weighted- Average Remaining Contractual Life
June 30, 2014	115,622	9.12	7.80

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

The Company has also issued stock options to non-employees at various grant dates from inception. In determining the expense associated with their vesting, those non-employee stock options were valued using the Black-Scholes option-pricing model using the fair value of the common stock and the following assumptions:

June 30, 2014
Expected dividend yield	0%
Anticipated volatility	88.57%
Estimated stock price	$6.56
Exercise price	$0.552
Expected life (years)	9.195
Risk free interest rate	2.40%

There were no options granted to consultants during the six month period ended June 30, 2014. The stock-based compensation is subject to remeasurement and is being expensed over the related service term.

Stock-based compensation is recognized for stock options granted to employees and non-employees and has been reported in the Company’s statement of operations as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Research and development expenses	$203,474	$156,846	$282,000	$206,165
General and administrative expenses	544,948	467,531	832,107	468,659

Total stock-based compensation expense	$748,422	$624,377	$1,114,107	$674,824

9.	CONTRIBUTED SERVICES

The Company’s President and Chief Executive Officer (CEO) was hired on January 6, 2012 on a half-time basis and on April 15, 2013, he began working full-time for the Company. During the period from January 6, 2012 through October 14, 2013, he was not paid a salary by the Company and was an employee and paid a salary by Domain Associates, LLC (Domain), a related party. The value of his services has been reflected in the statement of operations as an expense and recorded as a contribution of capital. For the three and six month period ended June 30, 2013, the value of his services was $78,000 and $120,000, respectively. There were no contributed services for the three or six month period ended June 30, 2014.

10.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A Preferred Stock and Series B Preferred Stock

On May 7, 2014, the Company closed its Initial Public Offering, in which 1,500,000 shares of common stock were sold at a price to the public of $8.00 per share for an aggregate offering price of $12.0 million. The offer and sale of all of the shares in the Initial Public Offering were registered under the Securities Act of the 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-193204), which was declared effective by the SEC on May 1, 2014. The offering commenced as of May 1, 2014 and did not terminate before all of the securities registered in the registration statement were sold. Aegis Capital Corp. acted as the sole manager of the offering and as representative of the underwriters. The Company raised approximately $10 million in net proceeds after deducting underwriting discounts and commissions of $0.8 million, $1.0 million in prepaid offering and printing costs and other offering costs of $0.2 million.

In connection with the Initial Public Offering, holders of at least 67% of the respective outstanding Series A and Series B Preferred Stock (Series A and Series B voting as separate single classes) elected to automatically convert the Series A Preferred Stock and Series B Preferred Stock into 3,642,800 shares of common stock. The remaining unamortized discount was considered a deemed dividend for the three and six month periods ended June 30, 2014.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

11.	STOCK PURCHASE WARRANTS

On April 12, 2012, in connection with the signing of the Credit Facility agreement, the Company granted warrants to purchase 2,042 shares of Series A Preferred Stock (Series A Warrants) at an exercise price of $12.24 per share to Square 1 Bank.

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

On November 20, 2013, the Company granted a warrant exercisable for 9,692 shares of Series B Preferred Stock to Square 1 Bank in connection with the amendment to the Credit Facility. The warrant has an exercise price of $5.16.

In connection with the Initial Public Offering, the holders of the outstanding Series A and Series B Preferred Stock Warrants elected to net exercise the warrants and the shares of Series A Preferred Stock and Series B Preferred Stock issued upon such net exercise were automatically converted into 74,001 shares of common stock.

Also in connection with the Initial Public Offering, the Company issued the underwriters of the offering warrants to purchase up to 60,000 shares of common stock. The warrants are exercisable beginning on May 1, 2015 for cash or on a cashless basis at a per share price of $10.00. The warrants will expire on May 1, 2019.

12.	RELATED PARTY TRANSACTIONS

In November 2013, the Company entered into a letter agreement with each of its CEO and Chief Operating Officer (COO) that became effective on the effective date of the Initial Public Offering. The letter agreements were subsequently amended in February 2014. Pursuant to these letter agreements, if the Company terminates the employment of its CEO or COO without cause or if such executive resigns for good reason, then he will be eligible to receive: continued payment of base salary for 12 months; a lump-sum cash payment equal to the greater of such executive’s target bonus for the year in which such termination occurs or the actual bonus paid to the executive with respect to our most recently completed fiscal year; payment by the Company of the monthly premiums under COBRA for such executive and their eligible dependents for up to 12 months following the termination of such executive’s employment; and accelerated vesting and exercisability with respect to all equity or equity-based awards held by such executive officer as if such executive officer has completed an additional 12 months of service with the Company, and up to 12 months following such termination to exercise any then-outstanding stock options or stock appreciation rights. Such payments are contingent on the officer’s executing and not revoking a release of claims against the Company. As of June 30, 2014 and December 31, 2013, the Company assessed the likelihood for these events to occur and has determined that a liability related to these agreements is not likely to occur and therefore has not been recorded.

In June 2014, the Company entered into a letter agreement with its CFO. Pursuant to the letter agreements, if the Company terminates the employment of its CFO without cause or if such executive resigns for good reason, then he will be eligible to receive: continued payment of base salary for 9 months; a lump-sum cash payment equal to the greater of such executive’s target bonus for the year in which such termination occurs or the actual bonus paid to the executive with respect to our most recently completed fiscal year; payment by the Company of the monthly premiums under COBRA for such executive and their eligible dependents for up to 9 months following the termination of such executive’s employment; and accelerated vesting and exercisability with respect to all equity or equity-based awards held by such executive officer as if such executive officer has completed an additional 12 months of service with the Company, and up to 12 months following such termination to exercise any then-outstanding stock options or stock appreciation rights. Such payments are contingent on the officer’s executing and not revoking a release of claims against the Company. As of June 30, 2014, the Company assessed the likelihood for these events to occur and has determined that a liability related to these agreements is not likely to occur and therefore has not been recorded.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

Convertible Promissory Note – In October 2013, the Company issued a convertible promissory note to Domain Partners VI, L.P., in a principal amount of $170,000, which was amended in February 2014 to extend its maturity date.

The note accrued interest at a rate of 6% per annum, and would have become due and payable in June 2014 unless it converted into shares of the Company’s capital stock prior to such time pursuant to its terms.

Upon the Company’s Initial Public Offering in May 2014, the note automatically converted into 21,250 shares of the Company’s common stock.

13.	COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications – As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through June 30, 2014, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Other Contractual Arrangements – In February 2010, the Company entered into a license and supply agreement providing the Company with an exclusive license to certain technology and access to purchase materials at certain costs. Under the terms of the license and supply agreement, the Company is obligated to make milestone payments up to an aggregate of $2.15 million upon reaching certain development and regulatory milestones in the development of the Company’s product. Upon commercialization of the Company’s product containing the licensed technology, the Company would be obligated to pay royalties based on net sales subject to an annual cap. The license and supply agreement runs through the 7th anniversary of the expiration of all patents licensed under the agreement, which the Company estimates to be April 2036, unless terminated earlier.

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

We have evaluated NS2 in a Phase I clinical trial in 48 healthy volunteers where NS2 was observed to be safe and well tolerated when administered as an eye drop up to four times per day over seven days. In 2014, we plan to file Investigational New Drug (IND) applications to initiate a Phase II/III clinical trial in SLS and a Phase II trial in acute anterior uveitis. Data from all of these clinical trials are currently expected to be available in the second half of 2015.

We have no products approved for sale, and we have not generated any revenue from product sales or other arrangements. We have primarily funded our operations through the sale of our convertible preferred stock, common stock, convertible promissory notes and borrowings under our loan and security agreements. In May 2014, we closed our initial public offering (Initial Public Offering) whereby we received net proceeds of approximately $10 million, after underwriter discounts, expenses and commissions, through the sale of 1,500,000 shares of our common stock at $8.00 per share.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Our general and administrative expenses consisted primarily of payroll expenses for our full-time employees during the three and six month periods ended June 30, 2014 and 2013. Other general and administrative expenses include professional fees for auditing, tax, and legal services.

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

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt and changes in the fair value of our derivative liabilities. There were no derivative liabilities outstanding as of June 30, 2014.

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

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Research and development expenses. Research and development expenses were $663,908 for the three months ended June 30, 2014 compared to $325,050 for the three months ended June 30, 2013. The increase of $338,858 is primarily related to the increase in our external research and development expenditures and stock-based compensation.

General and administrative expenses. General and administrative expenses were $982,579 for the three months ended June 30, 2014, compared to $660,640 for the three months ended June 30, 2013. The increase of $321,939 is primarily related to an increase in employee compensation due to an increase in headcount; increased costs incurred prior to and after our Initial Public Offering associated with operating as a public company including additional audit, tax and legal fees; increased directors’ and officers’ insurance costs; and stock-based compensation for employee expenses incurred during the three months ended June 30, 2014.

Other income (expense). Total other income (expense) was $511,342 for the three months ended June 30, 2014 and primarily consisted of the change in fair market value of our derivative liabilities. Total other income (expense) was $(583,093) for the three months ended June 30, 2013 and also primarily consisted of the change in fair market value of our derivative liabilities. During 2013, convertible preferred stock rights and rights option liabilities are non-recurring liabilities associated with our preferred stock financings. Such liabilities were recorded through October 1, 2013, at which time the rights expired.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Research and development expenses. Research and development expenses were $1,108,186 for the six months ended June 30, 2014 compared to $475,283 for the six months ended June 30, 2013. The increase of $632,903 is primarily related to the increase in our external research and development expenditures and stock-based compensation.

General and administrative expenses. General and administrative expenses were $1,783,225 for the six months ended June 30, 2014, compared to $801,945 for the six months ended June 30, 2013. The increase of $981,280 is primarily related to an increase in employee compensation due to an increase in headcount; increased costs incurred prior to and after our Initial Public Offering associated with operating as a public company including additional audit, tax and legal fees; increased directors’ and officers’ insurance costs; and stock-based compensation for employee expenses incurred during the six months ended June 30, 2014.

Other income (expense). Total other income (expense) was $ 2,158,038 for the six months ended June 30, 2014 and primarily consisted of the change in fair market value of our derivative liabilities. Total other income (expense) was $(4,266,489) for the six months ended June 30, 2013 and also primarily consisted of the change in fair market value of our derivative liabilities. During 2013, convertible preferred stock rights and rights option liabilities are non-recurring liabilities associated with our preferred stock financings. Such liabilities were recorded through October 1, 2013, at which time the rights expired.

Upon our Initial Public Offering in May 2014, all redeemable convertible preferred stock was converted into common stock and the derivative warrant liabilities reflected on our balance sheet at December 31, 2013 were net exercised and converted into common stock.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our loan and security agreement. We have incurred losses since inception and negative cash flows from operating activities in devoting substantially all of our efforts towards research and development. At June 30, 2014, we had total stockholders’ equity of approximately $9.8 million and cash and cash equivalents of $11.5 million. During the three months ended June 30, 2014 we had net loss of approximately $1.1 million, which includes the effect of a change in fair value of preferred stock warrant liabilities of approximately $0.6 million. During the six months ended June 30, 2014 we had net loss of approximately $0.7 million, which includes the effect of a change in fair value of preferred stock warrant liabilities of approximately $2.3 million. We expect to generate operating losses for the foreseeable future.

In April 2012, we entered into a loan and security agreement with Square 1 Bank, which was subsequently amended in November 2013 (the Credit Facility). The Credit Facility provides for a term loan of up to $1.5 million. The Credit Facility is collateralized by our assets, including our intellectual property. Interest on advances under the agreement is at a fixed interest rate equal to 6.50% per annum. The Credit Facility may have financial covenants established at a future date. Advances under the Credit Facility have an interest-only period from November 2013 through November 2014. As of June 30, 2014, we had drawn down the entire amount available under the Credit Facility to fund working capital and have no credit available for future borrowings. However, under favorable market conditions, we may consider re-financing or other financing arrangements in the future.

As of June 30, 2014, we had approximately $11.5 million in cash and cash equivalents. On May 7, 2014, we closed our Initial Public Offering whereby we received net proceeds of approximately $10 million, after underwriter discounts, expenses and commissions, through the sale of 1,500,000 shares of our common stock at $8.00 per share. We believe this cash, together with existing funds, will be adequate to fund operations through approximately the end of 2015. However, these amounts will not be sufficient for us to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of NS2. However, we currently estimate the costs to complete our clinical trials described herein will be approximately $5.0 million. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. We may need or desire to obtain additional capital to finance our operations through debt, equity or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities which could harm our business, financial condition and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

We have begun and will continue to incur costs as a public company that we have not previously incurred, including, but not limited to, costs and expenses for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and Nasdaq, on which our common stock is listed, and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls.

The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(1,958,346)	$(588,766)
Net cash provided by financing activities	10,231,780	708,769

Net increase (decrease) in cash and cash equivalents	$(8,273,434)	$120,003

Operating Activities. Net cash used in operating activities was $2.0 million for the six months ended June 30, 2014 compared to net cash used in operating activities of $588,766 for the six months ended June 30, 2013. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was due to an increase in both research and development and general and administrative expenses.

Financing Activities. Net cash provided by financing activities was $10.2 million for the six months ended June 30, 2014 compared to net cash provided by financing activities of $708,769 for the six months ended June 30, 2013. The net cash provided by financing activities for the six months ended June 30, 2014 was related to our Initial Public Offering, while the net cash provided by financing activities for the six months ended June 30, 2013 was from the net proceeds we received from the issuance of our Series B redeemable convertible preferred stock.

Off-Balance Sheet Arrangements

Through June 30, 2014, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

As of June 30, 2014, we had no operating lease commitments. Our long-term debt obligation consists of amounts we are obligated to repay under our loan and security agreement with Square 1 Bank, of which we have drawn the amount of $1.5 million and $1.4 million of which is outstanding as of June 30, 2014. Unless principal is paid in advance, the loan requires interest only payments of approximately $7,500 a month until December 2014 when principal payments of approximately $58,160, plus interest, become due through November 2016.

In February 2010, we entered into a license and supply agreement providing us with an exclusive license to certain technology and access to purchase materials at certain costs. Under the terms of the license and supply agreement, we are obligated to make milestone payments up to an aggregate of $2.15 million upon reaching certain development and regulatory milestones in the development of the applicable product. Upon commercialization of the product containing the licensed technology, we would be obligated to pay royalties based on net sales subject to an annual cap. The license and supply agreement runs through the 7th anniversary of the expiration of all patents licensed under the agreement, which we estimate to be April 2036, unless terminated earlier.

As of June 30, 2014, there had been no material change in the obligations since December 31, 2013 other than scheduled payments.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2014. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of June 30, 2014, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting reported in the Company’s Registration Statement on Form S-1. The material weakness identified by management relates to having sufficient and adequate accounting resources in the area of complex accounting matters. While we have recently hired a chief financial officer during the quarter ended June 30, 2014, we believe given the short period of time since hiring the new chief financial officer that this material weakness continued to exist as of June 30, 2014.

As described above, management has commenced steps to remediate the material weakness identified above and to implement additional controls through increased levels of accounting expertise to review and approve, among other things, the complex accounting and related calculations.

Changes in Internal Control over Financial Reporting

While there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, the Company is in the process of instituting measures to address the material weakness in our internal control over financial reporting which is described above.

A “material weakness,” as defined by Rule 12b-2 of the Exchange Act and PCAOB Auditing Standard No. 5, Paragraph A.7, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

PART II – OTHER INFORMATION

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for NS2 and our other product candidates. Net loss attributable to common stockholders for the three months and six months ended June 30, 2014 was approximately $5.3 million and $5.1 million, respectively; net loss attributable to common stockholders for the three and six months ended June 30, 2013 was approximately $1.7 million and $5.8 million, respectively. As of June 30, 2014, we had total stockholders’ equity of $9.8 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if NS2 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

We have not submitted an Investigational New Drug (IND) application to investigate NS2 as a topical dermatologic in SLS and we have not amended our active IND for NS2 administered as an eye drop to include acute anterior uveitis. Submission of an IND for NS2 as a treatment for SLS will require us to finalize the design of our topical formulation of NS2 and conduct additional preclinical studies, including dermatologic toxicity studies that we are in the process of conducting. In addition, our active NS2 IND for ocular administration was originally submitted to test an eye disease (the dry form of age-related macular degeneration) other than uveitis and thus the FDA may require new data that we have not yet generated. We are not permitted to test a drug under a new IND in the United States until the FDA has no objection to the initial IND submission. To date, we have completed one Phase I clinical trial for NS2 administered as an eye drop in healthy volunteers. We will have to submit separate INDs for each of the other indications that we intend to study which could mean additional delays in the commencement of each of the related trials and the performance of additional preclinical studies. We have not demonstrated efficacy of NS2 in any patient population.

We currently plan to file IND applications to commence two clinical trials in 2014: a Phase II/III trial of NS2 administered as a topical dermatologic to patients with SLS, and a Phase II trial of NS2 administered as an eye drop to patients with acute anterior uveitis. There is no guarantee that these clinical trials or any other future trials will be allowed by the FDA to proceed or generate successful results, or that regulators will agree with our assessment of the clinical trials for NS2. In addition, we expect to rely on consultants and third party contract research organizations to assist us with regulatory filings and the conduct of our clinical trials. The FDA and other regulators have substantial discretion and may refuse to accept any application or may decide that our current data is insufficient for clinical trial initiation and require additional clinical trials, or preclinical or other studies.

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

As part of our growth strategy, we plan to evaluate the development and commercialization of other therapies related to immune-mediated, inflammatory, orphan and other diseases. We will evaluate internal opportunities from our compound libraries, and also may choose to in-license or acquire other product candidates as well as commercial products to treat patients suffering from immune-mediated or orphan or other disorders with high unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

We are highly dependent on the services of our employees and certain key consultants.

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of three individuals and certain other employees: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer, Scott L. Young, our Chief Operating Officer and Stephen J. Tulipano our Chief Financial Officer, as well as our Director of Clinical Affairs and our Director of Chemistry, Manufacturing and Controls. In addition we rely on the services of a number of key consultants, including IP consultants, pharmacokinetic consultants, chemistry consultants, toxicology consultants, dermatologic drug development consultants and ocular drug development consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

If we fail to attract and retain senior management and key commercial personnel, we may be unable to successfully develop or commercialize our product candidates.

We will need to expand and effectively manage our managerial, operational, financial, and other resources in order to successfully pursue our clinical development and commercialization efforts. Our success also depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and we may not be able to do so in the future due to intense competition among biotechnology and pharmaceutical companies, universities, and research organizations for qualified personnel. If we are unable to attract and retain the necessary personnel, we may experience significant impediments to our ability to implement our business strategy. Since our founding in 2004 through June 30, 2014, we have had eight employees, one of which left the company and two of which are no longer employees but continue to serve on our board of directors.

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

Because we currently have only five full-time employees, we will need to grow our organization substantially to continue development and pursue the potential commercialization of NS2 and our other product candidates, as well as function as a public company. As we seek to advance NS2 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings, including debt financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

We have a $1.5 million loan and security agreement with Square 1 Bank that is secured by a lien covering all of our assets. As of June 30, 2014 and December 31, 2013, the outstanding principal balance of the Square 1 Bank loan was approximately $1.4 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Our management will have broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. We expect to use of our cash and cash equivalents to fund our planned clinical trials of NS2, development of other molecules that may relate to our aldehyde trapping platform, and the remainder for working capital and other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. On May 7, 2014, we completed our initial public offering of 1,500,000 shares of common stock on the Nasdaq Capital Market. All of our total outstanding shares and options immediately prior to the closing of our Initial Public Offering were subject to a lock-up agreement with the underwriters until 180 days following May 1, 2014. When the lock-up agreements expire, substantially all of our outstanding common stock will become eligible for sale as will common stock issuable under vested and exercisable stock options. If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

Unregistered Sales of Equity Securities

On May 1, 2014, we issued an aggregate of 74,001 shares of common stock in connection with the net exercise of warrants to purchase up to 208,378 shares of our common stock at a weighted average exercise price of approximately $5.159 per share.

On May 7, 2014, we issued an aggregate of 21,250 shares of common stock in connection with the automatic conversion of a previously issued convertible promissory note in the initial principal amount of $170,000.

On May 7, 2014, we issued Aegis Capital Corp., the managing underwriter in our Initial Public Offering, and its affiliates warrants to purchase an aggregate of 60,000 shares of our common stock, which becomes exercisable at a price of $10.00 per share on May 1, 2015 and expire on May 1, 2019.

The securities described above were issued in reliance on the exemptions provided by Section 4(2) of the Securities Act. All securities described above are deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

Use of Proceeds

On May 7, 2014, we closed our Initial Public Offering, in which 1,500,000 shares of common stock were sold at a price to the public of $8.00 per share for an aggregate offering price of $12.0 million. The offer and sale of all of the shares in the Initial Public Offering were registered under the Securities Act of the 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-193204), which was declared effective by the SEC on May 1, 2014. The offering commenced as of May 1, 2014 and did not terminate before all of the securities registered in the registration statement were sold. Aegis Capital Corp. acted as the sole manager of the offering and as representative of the underwriters. We raised approximately $10 million in net proceeds after deducting underwriting discounts and commissions of $0.8 million, $1.0 million in prepaid offering and printing costs and other estimated offering costs of $0.2 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board committee service. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our registration statement on Form S-1 filed with the SEC in connection with the Initial Public Offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.14	Offer Letter dated June 13, 2014 between the Registrant and Stephen Tulipano

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Statements of Operations and Comprehensive Loss for the three months ended June 30, 2014 and 2013; (iii) Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period December 31, 2013 through June 30,2014; (iv); Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

August 7, 2014	/s/ Todd C. Brady, M.D., Ph.D
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Aldeyra Therapeutics, Inc.

August 7, 2014	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer ( Principal Financial Officer and Principal Accounting Officer)

ALDEYRA THERAPEUTICS, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.14	Offer Letter dated June 13, 2014 between the Registrant and Stephen Tulipano

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013 ; (iii) Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period December 31, 2013 through June 30,2014; (iv); Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Financial Statements.