Form 10-Q
period 2014-09-30
Aldeyra Therapeutics, Inc.
filed 2014-11-12
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36332

ALDEYRA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1968197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Hartwell Avenue, Suite 320 Lexington, MA	02421
(Address of principal executive offices)	(Zip Code)

(781) 761-4904

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

As of November 11, 2014, there were 5,565,415 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2014

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$10,142,137	$3,262,354
Prepaid expenses and other current assets	202,612	8,412

Total current assets	10,344,749	3,270,766
Deferred offering cost	—	472,467
Fixed Assets, net	5,768	—

Total assets	$10,350,517	$3,743,233

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$482,470	$341,853
Convertible notes payable - related parties	—	85,000
Accrued interest on convertible notes payable - related parties	—	2,125
Accrued expenses	363,661	117,873
Current portion of credit facility	—	58,160

Total current liabilities	846,131	605,011

Credit facility, net of current portion and debt discount	1,240,828	1,129,015
Accrued deferred offering costs	—	394,368
Convertible preferred stock warrant liability	—	253,247
Convertible preferred stock warrant liabilities - related parties	—	3,265,620

Total liabilities	2,086,959	5,647,261

Commitments and contingencies (Note 13)
Redeemable convertible preferred stock:
Series A Preferred Stock, $0.001 par value, none authorized, issued and outstanding as of September 30, 2014 and 24,000,000 shares authorized; 980,391 shares issued and outstanding as of December 31, 2013 (Liquidation preference of $36,000,000)	—	29,291,865
Series B Preferred Stock, $0.001 par value, none authorized, issued and outstanding as of September 30, 2014 and 38,000,000 shares authorized; 1,316,681 shares issued and outstanding as of December 31, 2013 (Liquidation preference of $20,377,506)	—	9,025,433

Total redeemable convertible preferred stock	—	38,317,298

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2014; none authorized, issued or outstanding as of December 31, 2013	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 5,565,415 shares issued and outstanding as of September 30, 2014; 65,000,000 shares authorized; 327,365 shares issued and outstanding as of December 31, 2013	5,565	327
Additional paid-in capital	52,324,911	1,102,685
Accumulated deficit	(44,066,918)	(41,324,338)

Total stockholders’ equity (deficit)	8,263,558	(40,221,326)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$10,350,517	$3,743,233

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating expenses:
Research and development	$1,195,668	$666,040	$2,303,854	$1,141,323
General and administrative	772,467	500,416	2,555,692	1,302,361

Loss from operations	(1,968,135)	(1,166,456)	(4,859,546)	(2,443,684)

Other income (expense):
Change in fair value of preferred stock warrant liabilities	—	940,700	2,327,502	627,100
Change in fair value of convertible preferred stock rights and rights option liabilities	—	9,551,186	—	5,628,986
Interest income	—	7	3	23
Other expenses	—	(1,987)	—	(1,987)
Interest expense	(41,071)	(14,467)	(210,539)	(45,172)

Total other income (expense), net	(41,071)	10,475,439	2,116,966	6,208,950

Net income (loss) and comprehensive income (loss)	(2,009,206)	9,308,983	(2,742,580)	3,765,266
Accretion of preferred stock	—	(189,792)	(333,082)	(463,046)
Allocation of undistributed earnings to preferred stockholders	—	(8,241,671)	—	(2,986,631)
Deemed dividend	—	—	(4,053,570)	—

Net income (loss) attributable to common stockholders	$(2,009,206)	$877,520	$(7,129,232)	$315,589

Net income (loss) per share attributable to common stockholders:
Basic	$(0.36)	$2.76	$(2.21)	$1.00

Diluted	$(0.36)	$(9.81)	$(2.89)	$(5.37)

Weighted average common shares outstanding:
Basic	5,565,413	317,375	3,229,338	314,972

Diluted	5,565,413	979,837	3,272,730	1,106,031

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Redeemable Convertible Preferred Stock					Stockholders’ Equity (Deficit)
	Series A Preferred Stock		Series B Preferred Stock			Common Voting Stock
	Shares	Amount	Shares	Amount	Total Redeemable Convertible Preferred Stock	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2013	980,391	$29,291,865	1,316,681	$9,025,433	$38,317,298	327,365	$327	$1,102,685	$(41,324,338)	$(40,221,326)
Stock-based compensation	—	—	—	—	—	—	—	1,571,895	—	1,571,895
Accretion of discounts and issuance costs on preferred stock	—	78,037	—	255,045	333,082	—	—	(333,082)	—	(333,082)
Issuance of common stock, net of issuance costs	—	—	—	—	—	1,500,000	1,500	9,975,408	—	9,976,908
Conversion of Preferred	(980,391)	(29,369,902)	(1,316,681)	(9,280,478)	(38,650,380)	3,642,799	3,643	38,646,736	—	38,650,379
Net exercise of warrants	—	—	—		—	74,001	74	1,191,290	—	1,191,364
Conversion feature on convertible promissory note	—	—	—		—	21,250	21	169,979	—	170,000
Net loss	—	—	—		—	—	—	—	(2,742,580)	(2,742,580)

Balance, September 30, 2014	—	—	—	—	—	5,565,415	$5,565	$52,324,911	$(44,066,918)	$8,263,558

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,742,580)	$3,765,266
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,571,895	1,328,474
President and CEO contributed services	—	32,221
Amortization of debt discount – non-cash interest expense	138,653	22,005
Change in fair value of warrant liability, purchase rights and warrant purchase rights	(2,327,502)	(6,256,086)
Depreciation	339	—
Change in assets and liabilities:
(Increase) decrease
Prepaid expenses and other current assets	(194,200)	(1,548)
Deferred offering costs	—	(50,000)
Accounts payable	140,617	(7,241)
Security deposit		—
Accrued interest on convertible notes related parties	(2,125)	—
Accrued deferred offering costs	—	50,000
Accrued expenses	245,788	11,457

Net cash used in operating activities	(3,169,115)	(1,105,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(6,107)	—

Net cash used in investing activities	(6,107)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	10,055,005	—
Repayments of credit facility	—	(104,167)
Net proceeds from issuance of Series B redeemable convertible preferred stock	—	2,750,436

Net cash provided by financing activities	10,055,005	2,646,269

NET INCREASE IN CASH	6,879,783	1,540,817
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,262,354	1,223,638

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,142,137	$2,764,455

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$77,606	$23,581

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$333,082	$463,046

Conversion of notes payable	$170,000	$—

Conversion of Series A preferred stock upon closing initial public offering	$29,369,902	$—

Conversion of Series B preferred stock upon closing initial public offering	$9,280,478	$—

Net exercise of warrants into common stock	$1,191,365	$—

Allocation of fair value of investor purchase rights to redeemable convertible preferred stock	$—	$6,264,914

Warrants issued to underwriter in initial public offering	$315,388	$—

Offeratory costs in connection with Series B redeemable convertible preferred stock issuance in accrued expenses	$—	$17,200

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

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

The accompanying interim unaudited financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements for the year ended December 31, 2013 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-193204) (Registration Statement), which was declared effective by the Securities and Exchange Commission (SEC) on May 1, 2014. The financial information as of September 30, 2014, the three and nine months ended September 30, 2014 and 2013 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The balance sheet data as of December 31, 2013 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Reverse stock split

On January 23, 2014, the Company’s board of directors and stockholders approved an amendment to the restated certificate of incorporation to effect a one-for-twelve reverse stock split of the Company’s common stock, options for common stock, convertible preferred stock, and warrants for convertible preferred stock which became effective on May 1, 2014, prior to the effectiveness of the Registration Statement (the Reverse Stock Split). The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, options for common stock, convertible preferred stock, and rights and warrants for convertible preferred stock, as well as the exercise price of each option for common stock, each right and each warrant for convertible preferred stock, and each right for warrants for convertible preferred stock and the conversion price for convertible preferred stock, have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. All of the share and per share amounts have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

New accounting pronouncements

Accounting Standards Update (ASU) No. 2014-10 – Development Stage Entities (Topic 915); Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities, Guidance in Topic 810, Consolidation (ASU 2014-10). In June 2014, the Financial Accounting Standards Board (FASB) amended its guidance on development stage entities. The amendment removed all incremental financial reporting requirements from GAAP for development stage entities. This guidance is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted. The Company adopted this guidance in the quarterly period ended June 30, 2014. Prior to the Company’s adoption of this guidance, the Company was a development stage entity because it devoted substantially all of its efforts to research and development of products to treat diseases for which planned principal operations have not commenced. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows other than the removal of inception-to-date information about income statement line items, cash flows, and equity transactions.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016 and will replace most existing revenue recognition guidance under GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. As the Company has not generated revenues, the Company has not yet selected a transition method and is in the process of evaluating the effect this standard will have on its financial statements and related disclosures.

3.	NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net Income (loss) attributable to common stockholders

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Basic
Net income (loss) and comprehensive income (loss)	$(2,009,206)	$9,308,983	$(2,742,580)	$3,765,266
Accretion of preferred stock	—	(189,792)	(333,082)	(463,046)
Allocation of undistributed earnings to preferred stockholders	—	(8,241,671)	—	(2,986,631)
Deemed dividend	—	—	(4,053,570)	—

Net income (loss) attributable to common stockholders – basic	$(2,009,206)	$877,520	$(7,129,232)	$315,589

Diluted
Net income (loss) attributable to common stockholders – basic	(2,009,206)	877,520	(7,129,232)	315,589
Add back: accretion of preferred stock	—	—	—	—
Add back: allocation of undistributed earnings to preferred stockholders	—	—	—	—
Less: change in fair value of derivative liabilities	—	(10,491,886)	(2,327,502)	(6,256,086)

Net income (loss) available to common stockholders – diluted	$(2,009,206)	$(9,614,366)	$(9,456,734)	$(5,940,497)

Denominator:
Basic
Weighted-average number of common shares – basic	5,565,413	317,375	3,229,338	314,972

Diluted
Weighted-average number of common shares – basic	5,565,413	317,375	3,229,338	314,972
Rights (treasury stock)	—	456,232	—	572,885
Warrants (treasury stock)	—	92,170	43,392	74,952
Warrants purchase rights (treasury stock)	—	114,060	—	143,222

Total weighted average number of common shares – diluted	5,565,413	979,837	3,272,730	1,106,031

Net income (loss) per share:
Basic	$(0.36)	$2.76	$(2.21)	$1.00

Diluted	$(0.36)	$(9.81)	$(2.89)	$(5.37)

For the nine months ended September 30, 2013, the Company corrected on a prospective basis its calculation of weighted average common shares on a diluted basis from what the Company had disclosed previously for the same period which primarily consisted of the change in fair market value of warrants and derivative liabilities to purchase preferred stock, which were converted to common stock in connection with its Initial Public Offering. The prospective modification reflects changes to the calculation of diluted net loss available to common stockholders from $2,490,820 or $(0.16) per diluted share to $5,940,497. The modification also resulted in a change to the weighted average number of common shares – diluted from 340,529 on a reverse split adjusted basis to 1,106,031.

The following potentially dilutive securities outstanding, prior to use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Options to purchase common stock	62,409	67,232	110,538	513,807
Warrants to purchase Preferred Stock	—	—	—	—
Preferred Stock	—	2,980,797	1,614,577	2,497,788
Convertible note payable-related parties	—	—	9,885	—
Rights to receive warrants for Preferred Stock	—	—	—	—
Investor rights to purchase Preferred Stock	—	—	—	—

Total of common stock equivalents	62,409	3,048,029	1,735,000	3,011,595

4.	FAIR VALUE MEASUREMENTS

As of September 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, and accounts payable approximated their estimated fair values because of the short term nature of these financial instruments. The carrying value of the Company’s credit facility and convertible notes – related parties in current and long-term liabilities approximates fair value because the Company’s interest rate yield is near current market rates available to the Company.

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

There were no assets or liabilities measured at fair value at September 30, 2014. Liabilities measured at fair value on a recurring basis as of December 31, 2013 are as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2013:
Liabilities:
Preferred Stock Warrant Liability – Series B Preferred Stock	$—	$—	$3,439,059	$3,439,059
Preferred Stock Warrant Liability – Series A Preferred Stock	—	—	79,808	79,808

Total	$—	$—	$3,518,867	$3,518,867

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Preferred stock warrant liability – Series A Preferred Stock:

	Nine-months Ended September 30, 2014	Year Ended December 31, 2013
Balance at beginning of period	$79,808	$87,600
Net exercise of Series A Warrants	(29,247)	—
Change in fair value	(50,561)	(7,792)

Balance at end of period	$—	$79,808

Preferred stock warrant liability – Series B Preferred Stock:

	Nine-months Ended September 30, 2014	Year Ended December 31, 2013
Balance at beginning of period	$3,439,059	$2,180,500
Net exercise of Series B Warrants	(1,162,118)	—
Exercise of warrants purchase rights into Series B Warrants	—	1,793,600
Warrant liability – Series B	—	177,952
Change in fair value	(2,276,941)	(712,993)

Balance at end of period	$—	$3,439,059

The Company’s preferred stock warrant liabilities were classified as level 3 and valued using the Black-Scholes-Merton (Black-Scholes) model. The fair values were derived by applying the assumptions described below. These liabilities increased or decreased each period based on the fluctuations of the fair value of the underlying preferred security.

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

On April 12, 2012, the Company entered into a loan and security agreement (Credit Facility) with Square 1 Bank with availability in the amount of $500,000, to provide additional capital for general working capital purposes and for capital expenditures.

During 2012, the Company received two advance payments totaling $500,000, the maximum borrowings under the Credit Facility. In accordance with this agreement, the Company was only required to make monthly interest payments until April 12, 2013, at which time the Company was to begin making monthly principal payments in a fixed amount of $20,833 plus interest.

On November 20, 2013, the Company amended its Credit Facility with Square 1. The amendment provided an additional $1.0 million of available funds under the facility. The Company received an advance payment of $1.0 million in November 2013 through a term loan. The amended Credit Facility calls for interest only payments at a 6.50% interest rate per annum from November 2013 through November 2014 for all amounts outstanding, inclusive of those amounts originally drawn during 2012 prior to the amendment.

The Credit Facility is secured by all the property of the Company, including its intellectual property.

At September 30, 2014, the Credit Facility is shown net of a remaining debt discount of $155,004 which is being amortized using the effective interest method through the current maturity date of the Credit Facility, November 2016.

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

The Company has three incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of September 30, 2014, options to purchase 23,954 shares of common stock at an exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Initial Public Offering. As of September 30, 2014, there were no shares available for issuance under the 2010 Plan. However, grants made under the 2010 Plan are still governed by that plan. As of September 30, 2014, the number of shares of common stock issued under the plan was 681,788.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the Registration Statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. As of September 30, 2014, the number of shares of common stock authorized for issuance in connection with the 2013 Plan was 625,000. As of the first business day of each fiscal year of the Company during the term of the Plan, commencing on the first day of the Company’s 2015 fiscal year, the aggregate number of common shares that may be issued under the Plan shall automatically increase by a number equal to the least of (a) 4% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 333,333 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of September 30, 2014, there were 360,810 shares available for issuance under the 2013 Plan.

Options granted for the year ended December 31, 2013 include two grants of options exercisable for a total of 32,014 common shares for which vesting is contingent on certain performance and market-based conditions. For options granted containing performance conditions, the fair value is determined on the date of grant. For the three months ended September 30, 2014, there was no expense recorded relating to the options as the market-based conditions were not satisfied. For the nine months ended September 30, 2014, there was $340,372 expense recorded relating to the options as the performance conditions were satisfied in May 2014 and the shares vested.

There were stock options outstanding to purchase an aggregate of 874,032 shares of common stock at September 30, 2014 with a weighted average exercise price per share of $2.99 and stock options to purchase an aggregate of 609,842 shares of common stock outstanding at December 31, 2013 with a weighted average exercise price per share of $1.48. There were stock options to purchase an aggregate of 109,042 shares of common stock granted during the three months ended September 30, 2014 with an average exercise price per share of $5.19. The following table summarizes information about stock options exercisable at September 30, 2014:

Period Ending	Number Exercisable	Outstanding Shares Weighted- Average Remaining Contractual Life	Exercisable Shares Weighted- Average Remaining Contractual Life
September 30, 2014	124,958	8.99	7.65

The Company has also issued stock options to non-employees at various grant dates from inception. In determining the expense associated with their vesting, those non-employee stock options were valued using the Black-Scholes option-pricing model using the fair value of the common stock and the following assumptions:

September 30, 2014
Expected dividend yield	0%
Anticipated volatility	88.57%
Estimated stock price	$5.92
Exercise price	$0.552
Expected life (years)	8.942
Risk free interest rate	2.52%

There were no options granted to consultants during the nine month period ended September 30, 2014. The stock-based compensation is subject to remeasurement and is being expensed over the related service term.

Stock-based compensation is recognized for stock options granted to employees and non-employees and has been reported in the Company’s statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Research and development expenses	$181,162	$194,771	$463,161	$400,936
General and administrative expenses	276,627	458,880	1,108,734	927,539

Total stock-based compensation expense	$457,789	$653,651	$1,571,895	$1,328,475

9.	CONTRIBUTED SERVICES

The Company’s President and Chief Executive Officer (CEO) was hired on January 6, 2012 on a half-time basis and on April 15, 2013, he began working full-time for the Company. During the period from January 6, 2012 through October 14, 2013, he was not paid a salary by the Company and was an employee and paid a salary by Domain Associates, LLC (Domain), a related party. The value of his services has been reflected in the statement of operations as an expense and recorded as a contribution of capital. For the three and nine month period ended September 30, 2013, the value of his services was $85,000 and $205,000, respectively. There were no contributed services for the three or nine month period ended September 30, 2014.

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

In connection with the Initial Public Offering, holders of at least 67% of the respective outstanding Series A and Series B Preferred Stock (Series A and Series B voting as separate single classes) elected to automatically convert the Series A Preferred Stock and Series B Preferred Stock into 3,642,799 shares of common stock. The remaining unamortized discount was considered a deemed dividend for the nine month period ended September 30, 2014.

11.	STOCK PURCHASE WARRANTS

On April 12, 2012, in connection with the signing of the Credit Facility agreement, the Company granted warrants to purchase 2,042 shares of Series A Preferred Stock (Series A Warrants) at an exercise price of $12.24 per share to Square 1Bank.

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

On November 20, 2013, the Company granted a warrant exercisable for 9,692 shares of Series B Preferred Stock at an exercise price of $5.16 to Square 1 Bank in connection with the amendment to the Credit Facility.

In connection with the Initial Public Offering, the holders of the outstanding Series A and Series B Preferred Stock Warrants elected to net exercise the warrants and the shares of Series A Preferred Stock and Series B Preferred Stock issued upon such net exercise were automatically converted into 74,001 shares of common stock.

Also in connection with the Initial Public Offering, the Company issued the underwriters of the offering warrants to purchase up to 60,000 shares of common stock. The warrants are exercisable beginning on May 1, 2015 for cash or on a cashless basis at a per share price of $10.00. The warrants will expire on May 1, 2019 and are outstanding at September 30, 2014.

12.	RELATED PARTY TRANSACTIONS

The Company entered into certain letter agreements with each of its CEO, Chief Operating Officer (COO) and Chief Financial Officer (CFO) Pursuant to these letter agreements, if the Company terminates the employment of its CEO, COO or CFO without cause or if such executive resigns for good reason, then he will be eligible to receive: continued payment of base salary for a certain period of time; a lump-sum cash payment;; payment by the Company of the monthly premiums under COBRA for such executive and their eligible dependents for a period of time; and accelerated vesting and exercisability with respect to all equity or equity-based awards held by such executive officer as if such executive officer has completed an additional 12 months of service with the Company, and up to 12 months following such termination to exercise any then-outstanding stock options or stock appreciation rights. Such payments are contingent on the officer’s executing and not revoking a release of claims against the Company. As of September 30, 2014 and December 31, 2013, the Company assessed the likelihood for these events to occur and has determined that a liability related to these agreements is not likely to occur and therefore has not been recorded.

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

Guarantees and Indemnifications – As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through September 30, 2014, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

During the three months ended September 30, 2014, the Company entered into a lease agreement for a certain commercial office space. The thirty-seven month lease which began on or about September 12, 2014, provides the Company with approximately 3,700 square feet of space in Lexington, Massachusetts. Base annual rent is initially set at $5,604 per month. Total base rent payable over the lease period is approximately $205,000. The Company’s minimum annual lease payments under the lease are approximately $17,000 in 2014; $68,000 in 2015; $69,000 in 2016 and $51,000 in 2017.

14.	SUBSEQUENT EVENT

On November 10, 2014, the Company amended its Credit Facility with Square 1 Bank. Pursuant to the amended Credit Facility, Square 1 Bank agreed to make term loans in a principal amount of up to $5,000,000 available to the Company with proceeds to be used first to refinance outstanding loans from Square 1Bank, second to fund expenses related to the Company’s clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to the Company upon the following terms: (i) $2,000,000 was made available on November 10, 2014; and (ii) $3,000,000 (the “Tranche B Loan”) is to be made available to the Company following the satisfaction of certain conditions, including receipt of positive phase 2 data in either Sjögren-Larsson Syndrome (SLS) or acute anterior uveitis Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan the Company draws is payable as interest-only prior to November 2015 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. At the Company’s option, it may prepay the outstanding principal balance of the term loans before November 2018 without penalty or premium. In connection with the funding of the Tranche B Loan, the Company will issue to Square 1 Bank a warrant to purchase up to the number of shares of the Company’s common stock, equal to 3% of the principal amounts made available under the Tranche B Loan divided by the lesser of the: (i) average of the closing bid and ask prices for the 10 business day period preceding the issue date or (ii) average closing price of the Company’s common stock for the 10 business day period preceding the issue date.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Our general and administrative expenses consisted primarily of payroll expenses for our full-time employees during the three and nine month periods ended September 30, 2014 and 2013. Other general and administrative expenses include professional fees for auditing, tax, and legal services.

We expect that general and administrative expenses will increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt and changes in the fair value of our derivative liabilities. There were no derivative liabilities outstanding as of September 30, 2014.

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

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Research and development expenses. Research and development expenses were $1,195,668 for the three months ended September 30, 2014 compared to $666,040 for the three months ended September 30, 2013. The increase of $529,628 is primarily related to the increase in our external research and development expenditures, including preclinical, manufacturing and clinical efforts and an increase in personnel costs associated with an increase in headcount.

General and administrative expenses. General and administrative expenses were $772,467 for the three months ended September 30, 2014, compared to $500,416 for the three months ended September 30, 2013. The increase of $272,051 is primarily related to an increase in insurance costs, legal costs and personnel costs due to increased headcount. These expenses were partially offset by a reduction in accounting costs incurred prior to our Initial Public Offering.

Other income (expense). Total other income (expense) was $(41,071) for the three months ended September 30, 2014 and consisted of interest expense related to our credit facility. Total other income (expense) was $10,475,439 for the three months ended September 30, 2013 and primarily consisted of the change in fair market value of warrants to purchase preferred stock, which were converted to common stock in connection with our Initial Public Offering.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Research and development expenses. Research and development expenses were $2,303,854 for the nine months ended September 30, 2014 compared to $1,141,323 for the nine months ended September 30, 2013. The increase of $1,162,531 is primarily related to the increase in our external research and development expenditures, including preclinical, manufacturing and clinical efforts and an increase in personnel costs associated with an increase in headcount.

General and administrative expenses. General and administrative expenses were $2,555,692 for the nine months ended September 30, 2014, compared to $1,302,361 for the nine months ended September 30, 2013. The increase of $1,253,331 is primarily related to an increase in employee compensation due to an increase in headcount; increased costs incurred prior to and after our Initial Public Offering associated with operating as a public company, including additional audit, tax and legal fees; increased directors’ and officers’ insurance costs; and stock-based compensation for employee expenses incurred during the nine months ended September 30, 2014.

Other income (expense). Total other income (expense) was $2,116,966 for the nine months ended September 30, 2014 and primarily consisted of the change in fair market value of warrants to purchase preferred stock, which were converted to common stock in connection with our Initial Public Offering. Total other income (expense) was $6,208,950 for the nine months ended September 30, 2013 and primarily consisted of the change in fair market value of our derivative liabilities. During 2013, convertible preferred stock rights and rights option liabilities were non-recurring liabilities associated with our preferred stock financings. Such liabilities were recorded through October 1, 2013, at which time the rights expired.

Upon our Initial Public Offering in May 2014, all redeemable convertible preferred stock was converted into common stock and the derivative warrant liabilities reflected on our balance sheet at December 31, 2013 were net exercised and converted into common stock.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our loan and security agreement. We have incurred losses since inception and negative cash flows from operating activities in devoting substantially all of our efforts towards research and development. At September 30, 2014, we had total stockholders’ equity of approximately $8.3 million and cash and cash equivalents of $10.1 million. During the three months ended September 30, 2014, we had net loss of approximately $2.0 million. During the nine months ended September 30, 2014 we had net loss attributable to common stockholders of approximately $7.1 million, which includes a deemed dividend on preferred securities of $4.1 million and the effect of a change in fair value of preferred stock warrant liabilities of approximately $2.3 million. We expect to generate operating losses for the foreseeable future.

In April 2012, we entered into a loan and security agreement with Square 1 Bank (Square 1), which was subsequently amended in November 2013 and in November 2014 (the Credit Facility). Pursuant to the Credit Facility, Square 1 agreed to make term loans in a principal amount of up to $5,000,000 available to us with proceeds to be used first to refinance outstanding loans from Square 1, second to fund expenses related to our clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to us upon the following terms: (i) $2,000,000 was made available on November 10, 2014; and (ii) $3,000,000 (the Tranche B Loan) is to be made available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data in either Sjögren-Larsson Syndrome (SLS) or acute anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan made is payable as interest-only prior to November 2015 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by our assets, including our intellectual property. On May 7, 2014, we closed our Initial Public Offering whereby we received net proceeds of approximately $10 million, after underwriter discounts, expenses and commissions, through the sale of 1,500,000 shares of our common stock at $8.00 per share. We believe this cash, together with existing funds, will be adequate to fund operations through approximately the end of 2015. However, these amounts will not be sufficient for us to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of NS2. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts and our ability to satisfy the conditions for the Tranche B Loan. We may need or desire to obtain additional capital to finance our operations through debt, equity or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities which could harm our business, financial condition and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

We have begun and will continue to incur costs as a public company that we have not previously incurred, including, but not limited to, costs and expenses for directors fees; increased directors and officers insurance; investor relations fees; expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and Nasdaq, on which our common stock is listed; and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls.

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Net cash used in operating activities	$3,169,115	$(1,105,452)
Net cash used in investing activities	(6,107)	—
Net cash provided by financing activities	10,055,005	2,646,269

Net increase (decrease) in cash and cash equivalents	$6,879,783	$1,540,817

Operating Activities. Net cash used in operating activities was $3.2 million for the nine months ended September 30, 2014 compared to net cash used in operating activities of $1.1 million for the nine months ended September 30, 2013. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due to an increase in both research and development and general and administrative expenses.

Financing Activities. Net cash provided by financing activities was $10.1 million for the nine months ended September 30, 2014 compared to net cash provided by financing activities of $2.6 million for the nine months ended September 30, 2013. The net cash provided by financing activities for the nine months ended September 30, 2014 was related to our Initial Public Offering, while the net cash provided by financing activities for the nine months ended September 30, 2013 was from the net proceeds we received from the issuance of our Series B redeemable convertible preferred stock partially offset by certain payments on our Credit Facility.

Off-Balance Sheet Arrangements

Through September 30, 2014, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

During the three months ended September 30, 2014, we entered into a lease agreement for a certain commercial office space. The thirty-seven month lease which began on or about September 12, 2014, provides us with approximately 3,700 square feet of space in Lexington, Massachusetts. Base annual rent is initially set at $5,604 per month. Total base rent payable over the lease period is approximately $205,000.

Our long-term debt obligation consists of amounts we are obligated to repay under our Credit Facility with Square 1, of which $1.4 million was outstanding as of September 30, 2014. On November 10, 2014, we amended our Credit Facility with Square 1. Pursuant to the amended Credit Facility, Square 1 agreed to make term loans in a principal amount of up to $5,000,000 available to us with proceeds to be used first to refinance outstanding loans from Square 1, second to fund expenses related to our clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to us upon the following terms: (i) $2,000,000 was made available on November 10, 2014; and (ii) $3,000,000 is to be made available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data in either SLS or acute anterior uveitis Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan we draw is payable as interest-only prior to November 2015 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months.In February 2010, we entered into a license and supply agreement providing us with an exclusive license to certain technology and access to purchase materials at certain costs. Under the terms of the license and supply agreement, we are obligated to make milestone payments up to an aggregate of $2.15 million upon reaching certain development and regulatory milestones in the development of the applicable product. Upon commercialization of the product containing the licensed technology, we would be obligated to pay royalties based on net sales subject to an annual cap. The license and supply agreement runs through the 7th anniversary of the expiration of all patents licensed under the agreement, which we estimate to be April 2036, unless terminated earlier.

As of September 30, 2014, except as set forth above, there had been no material change in the obligations since December 31, 2013 other than scheduled payments.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2014. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that as of September 30, 2014, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting reported in the Company’s Registration Statement on Form S-1. The material weakness identified by management relates to having sufficient and adequate accounting resources in the area of complex accounting matters. While we have recently hired a chief financial officer during the quarter ended June 30, 2014, we believe given the short period of time since hiring the new chief financial officer that this material weakness continued to exist as of June 30, 2014.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for NS2 and our other product candidates. Net loss attributable to common stockholders for the three months and nine months ended September 30, 2014 was approximately $2.0 million and $7.1 million, respectively; net income attributable to common stockholders for the three and nine months ended September 30, 2013 was approximately $878,000 and $316,000, respectively. As of September 30, 2014, we had total stockholders’ equity of $8.3 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if NS2 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Sjögren-Larsson Syndrome (SLS) is a rare disease afflicting an estimated 1 in 250,000 people worldwide, equivalent to approximately 1,000 patients in the United States and a larger number in Europe. SLS is caused by genetic mutations in an enzyme, Fatty Aldehyde Dehydrogenase (FALDH) that converts long-chain aldehydes into fatty acids. In addition to manifesting what is believed to be severe aldehyde toxicity, SLS patients also have elevated levels of fatty alcohols and may manifest diminished levels of fatty acids.

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

Our product candidates are, to our knowledge, new chemical entities, and unexpected problems related to such new technology may arise that can cause us to delay, suspend or terminate our development efforts. NS2 administered as an eye drop has completed a Phase I clinical trial in healthy volunteers. NS2 has not been administered to humans by any other route. Further, NS2 has not demonstrated efficacy in humans for any disease. Because NS2 is a novel chemical entity with limited use in humans, short and long-term safety, as well as prospects for efficacy, are poorly understood and difficult to predict due to our and regulatory agencies’ lack of experience with them. Regulatory approval of new product candidates such as NS2 can be more expensive and take longer than approval for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates.

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

While the primary day-to-day complaint of SLS patients and their caregivers are symptoms associated with severe skin disease, SLS patients also manifest varying degrees of mental delay, spasticity, seizures and retinal disease. Due to expected low systemic exposure of NS2 when administered topically to the skin, it is unlikely that NS2 will affect the non-dermatologic conditions of SLS. Lack of effect in neurologic and ocular manifestations of SLS may negatively impact regulatory discussions with the FDA and may also negatively impact reimbursement, pricing and commercial acceptance of NS2.

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

As of September 30, 2014, we had only six full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

We rely on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct the clinical trials for NS2 and clinical trials for our other future product candidates and, therefore, the timing of the initiation and completion of these trials is controlled by such third parties and may occur on substantially different timing from our estimates. Specifically, we use CROs to conduct our clinical trials and rely on medical institutions, clinical investigators, CROs, and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

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

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of three individuals and certain other employees: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer; Scott L. Young, our Chief Operating Officer; Stephen J. Tulipano, our Chief Financial Officer; as well as our Directors of Clinical Affairs and our Director of Chemistry, Manufacturing and Controls. In addition we rely on the services of a number of key consultants, including IP consultants, pharmacokinetic consultants, chemistry consultants, toxicology consultants, dermatologic drug development consultants and ocular drug development consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

If we fail to attract and retain senior management and key commercial personnel, we may be unable to successfully develop or commercialize our product candidates.

We will need to expand and effectively manage our managerial, operational, financial, and other resources in order to successfully pursue our clinical development and commercialization efforts. Our success also depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and we may not be able to do so in the future due to intense competition among biotechnology and pharmaceutical companies, universities, and research organizations for qualified personnel. If we are unable to attract and retain the necessary personnel, we may experience significant impediments to our ability to implement our business strategy. Since our founding in 2004 through September 30, 2014, we have had nine employees, one of which left the company and two of which are no longer employees but continue to serve on our board of directors.

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

Because we currently have only six full-time employees, we will need to grow our organization substantially to continue development and pursue the potential commercialization of NS2 and our other product candidates, as well as function as a public company. As we seek to advance NS2 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

We maintain product liability insurance with $2.0 million in coverage. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of NS2 or our other product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. As of March 2014, we adopted a new brand, Aldeyra Therapeutics. We filed an application to register that mark with the U.S. Patent and Trademark Office (PTO), and the PTO has approved the application for publication. The opposition period, during which third parties may object to the registration of the mark, will begin on the date the application is published for opposition. That date has not yet been set, and we have received no objections from third parties as yet. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

We have a $1.5 million Credit Facility with Square 1 Bank (Square 1) that is secured by a lien covering all of our assets as of September 30, 2014. As of September 30, 2014 and December 31, 2013, the outstanding principal balance under the Credit Facility was approximately $1.4 million. On November 10, 2014, we amended the Credit Facility with Square 1. Pursuant to the amended Credit Facility, Square 1 agreed to make term loans in a principal amount of up to $5,000,000 available to us with proceeds to be used first to refinance outstanding loans from Square 1, second to fund expenses related to our clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to us upon the following terms: (i) $2,000,000 was made available on November 10, 2014; and (ii) $3,000,000 (the Tranche B Loan) is to be made available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data in either SLS or acute anterior uveitis However, we can provide no assurances that we will satisfy the conditions for the Tranche B Loan. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Our stock price is likely to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid. The market price for our common stock may be influenced by many factors, including:

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

Our management will have broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. We expect to use of our cash and cash equivalents to fund our planned clinical trials of NS2, development of other molecules that may relate to our aldehyde trapping platform, and the remainder for working capital and other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited.

As of September 30, 2014, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 84.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. Substantially all of our outstanding common stock are eligible for sale as are common stock issuable under vested and exercisable stock options. If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We currently have limited research coverage by securities and industry analysts. If other securities or industry analysts do not commence coverage of our company, the trading price for our stock could be negatively impacted. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.15	Sublease dated August 18, 2014 between the Registrant and MacLean Power L.L.C.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Statements of Operations and Comprehensive Loss for the three months ended September 30, 2014 and 2013; (iii) Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period December 31, 2013 through September 30, 2014; (iv) Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

November 12, 2014	/s/ Todd C. Brady, M.D., Ph.D
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Aldeyra Therapeutics, Inc.

November 12, 2014	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

ALDEYRA THERAPEUTICS, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.15	Sublease dated August 18, 2014 between the Registrant and MacLean Power L.L.C.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013 ; (iii) Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period December 31, 2013 through September 30, 2014; (iv) Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Financial Statements.