Form 10-Q
period 2015-03-31
Aldeyra Therapeutics, Inc.
filed 2015-05-14
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 13, 2015, there were 9,590,021 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2015

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$15,721,097	$8,527,304
Prepaid expenses and other current assets	177,074	232,568

Total current assets	15,898,171	8,759,872
Deferred offering costs	20,000	14,238
Fixed assets, net	13,182	12,993

Total assets	$15,931,353	$8,787,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$406,145	$341,294
Accrued expenses	436,157	908,724
Current portion of credit facility	193,866	77,546

Total current liabilities	1,036,168	1,327,564

Credit facility, net of current portion and debt discount	1,068,515	1,175,481

Total liabilities	2,104,683	2,503,045

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 6,890,021 shares issued and outstanding as of March 31, 2015 and 5,565,415 shares issued and outstanding as of December 31, 2014	6,890	5,565
Additional paid-in capital	62,467,936	52,790,090
Accumulated deficit	(48,648,156)	(46,511,597)

Total stockholders’ equity	13,826,670	6,284,058

Total liabilities and stockholders’ equity	$15,931,353	$8,787,103

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$1,136,434	$444,278
General and administrative	972,101	800,646

Loss from operations	(2,108,535)	(1,244,924)

Other income (expense):
Change in fair value of preferred stock warrant liabilities	—	1,759,915
Interest income	—	3
Interest expense	(28,024)	(113,221)

Total other income, net	(28,024)	1,646,697

Net (loss) income and comprehensive (loss) income	(2,136,559)	401,773
Accretion of preferred stock	—	(191,568)
Allocation of undistributed earnings to preferred stockholders	—	(223,442)

Net loss attributable to common stockholders	$(2,136,559)	$(13,237)

Net loss per share attributable to common stockholders:
Basic	$(0.32)	$(0.04)

Diluted	$(0.32)	$(4.04)

Weighted average common shares outstanding:
Basic	6,667,519	327,365

Diluted	6,667,519	438,975

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Stockholders’ Equity
	Common Voting Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2014	5,565,415	$5,565	$52,790,090	$(46,511,597)	$6,284,058
Stock-based compensation	—	—	640,073	—	640,073
Issuance of common stock, net of issuance costs	1,324,606	1,325	9,037,773	—	9,039,098
Net loss	—	—	—	(2,136,559)	(2,136,559)

Balance, March 31, 2015	6,890,021	$6,890	$62,467,936	$(48,648,156)	$13,826,670

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,136,559)	$401,773
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	640,073	365,686
Amortization of debt discount – non-cash interest expense	9,354	87,980
Change in fair value of warrant liability, purchase rights and warrant purchase rights	—	(1,759,915)
Depreciation	1,252	—
Change in operating assets and liabilities:
(Increase) decrease
Prepaid expenses and other current assets	55,494	(1,329)
Accounts payable	64,851	(175,892)
Accrued interest on convertible notes related parties	—	2,607
Accrued expenses	(478,329)	15,198

Net cash used in operating activities	(1,843,864)	(1,063,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,441)	—

Net cash used in investing activities	(1,441)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	9,039,098	—
Cash paid for deferred offering costs	—	(52,841)

Net cash provided by (used in) financing activities	9,039,098	(52,841)

NET INCREASE IN CASH	7,193,793	(1,116,733)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,527,304	3,262,354

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,721,097	$2,145,621

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,320	$22,682

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$—	$191,568

Deferred offering costs not yet paid	$20,000	$209,896

The accompanying notes are an integral part of these unaudited financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (the Company or Aldeyra) was incorporated in the state of Delaware. The Company is developing a treatment for diseases thought to be related to high levels of free aldehydes, naturally occurring pro-inflammatory toxins.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10 -K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 23, 2015. The financial information as of March 31, 2015, the three months ended March 31, 2015 and 2014 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2014 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

On January 14, 2015, the Company sold, in a private placement, an aggregate of approximately 1.1 million shares of common stock at a price of $7.00 per share. Investors received warrants to purchase up to approximately 1.1 million shares of common stock at an exercise price of $9.50. The warrants will expire 3 years from the date of issuance. The warrants do not include a net-exercise feature. The warrants may be redeemed by the Company at a price of $0.001 per share upon notice to the holders in the event that the closing bid for Aldeyra’s common stock for each of the fifteen consecutive trading days prior to such redemption is at least $20.00 per share and the average trading volume of Aldeyra’s common stock during such period is 50,000 shares per day. Following Aldeyra’s notification to the warrant holders of its exercise of the redemption right under the warrants, each warrant holder will have the option to exercise their warrants prior to the redemption date rather than having them redeemed. The Company raised approximately $7.1 million in net proceeds in the private placement of common stock and warrants.

On January 21, 2015, in a subsequent private placement, the Company sold an aggregate of 211,528 shares of common stock at a price of $9.33 per share and a warrant to purchase up to 211,528 shares of common stock at a price of $0.125 per share subject to the warrant. The exercise price of the warrant is $9.50 per share. The warrant will expire 3 years from the date of issuance. The warrant does not include a net-exercise feature. The warrant may be redeemed by the Company at a price of $0.001 per share upon notice to the holder thereof in the event that the closing bid for Aldeyra’s common stock for each of the fifteen consecutive trading days prior to such redemption is at least $20.00 per share and the average trading volume of Aldeyra’s common stock during such period is at least 50,000 shares per day. Following Aldeyra’s notification to the warrant holder of its exercise of the redemption right under the warrant, the warrant holder will have the option to exercise the warrant prior to the redemption date rather than having it redeemed. The Company raised approximately $2.0 million in net proceeds in the private placement of common stock and a warrant to purchase common stock.

In addition, the Company raised $18.8 million, after deducting underwriting discounts and commissions and other offering expenses, on May 13, 2015, through the issuance and sale of 2,700,000 shares of common stock in a follow-on public offering.

The Company’s management believes that its currently available resources, including funds obtained from the May 2015 follow-on public offering and amounts potentially available under its credit facility Note 5, will provide sufficient funds to enable the Company to meet its expected obligations through approximately the end of 2017 based on the Company’s current business plan. However, these amounts will not be sufficient for the Company to commercialize its product candidates or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

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

3.	NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net loss attributable to common stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2015	2014
Numerator:
Basic
Net (loss) income and comprehensive (loss) income	$(2,136,559)	$401,773
Accretion of preferred stock	—	(191,568)
Allocation of undistributed earnings to preferred stockholders	—	(223,442)

Net loss attributable to common stockholders – basic	$(2,136,559)	$(13,237)

Diluted
Net loss attributable to common stockholders – basic	(2,136,559)	(13,237)
Less: change in fair value of derivative liabilities	—	(1,759,915)

Net loss available to common stockholders – diluted	$(2,136,559)	$(1,773,152)

Denominator:
Basic
Weighted-average number of common shares – basic	6,667,519	327,365

Diluted
Weighted-average number of common shares – basic	6,667,519	327,365
Warrants to purchase preferred stock (treasury stock)	—	111,610

Total weighted average number of common shares – diluted	6,667,519	438,975

Net loss per share:
Basic	$(0.32)	$(0.04)
Diluted	$(0.32)	$(4.04)

The following potentially dilutive securities outstanding, prior to use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months ended March 31,
	2015	2014

Options to purchase common stock	874,032	609,842
Preferred Stock	—	303,567
Convertible note payable-related parties	—	3,810
Warrants to purchase common stock	1,384,608	—

Total of common stock equivalents	2,258,640	917,219

For the three months ended March 31, 2014, the Company corrected on a prospective basis its calculation of weighted average common shares on a diluted basis from what the Company had disclosed previously for the same period. The prospective modification reflects a change to the Stock options (treasury stock) from 4,851 shares to no shares which also resulted in a change to the diluted net loss per share from ($4.00) to ($4.04).

4.	FAIR VALUE MEASUREMENTS

As of March 31, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, and accounts payable approximated their estimated fair values because of the short term nature of these financial instruments. The carrying value of the Company’s credit facility in current and long-term liabilities approximates fair value because the Company’s interest rate yield is near current market rates available to the Company.

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

There were no assets or liabilities measured at fair value at March 31, 2015 or December 31, 2014.

5.	CREDIT FACILITY

In April 2012, the Company entered into a loan and security agreement (the Credit Facility) with Square 1 Bank (Square 1) which was amended in November 2013, November 2014 and March 18, 2015. Pursuant to the amended Credit Facility, Square 1 agreed to make term loans in a principal amount of up to $5,000,000 available to the Company with proceeds to be used first to refinance outstanding loans from Square 1, second to fund expenses related to the Company’s clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to the Company upon the following terms: (i) $2,000,000 was made available in November 2014; and (ii) $3,000,000 (the Tranche B Loan) is to be made available to the Company following the satisfaction of certain conditions, including receipt of positive phase 2 data in either Sjögren-Larsson Syndrome (SLS) or noninfectious anterior uveitis. As of March 31, 2015, $1,395,833 was outstanding under the Credit Facility. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan made is payable as interest-only prior to November 2015 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by the Company’s assets, including its intellectual property.

At March 31, 2015, the Credit Facility is shown net of a remaining debt discount of $133,453 which is being amortized using the effective interest method through the current maturity date of the Credit Facility, November 2018.

6.	INCOME TAXES

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

7.	STOCK INCENTIVE PLAN

The Company has three incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of March 31, 2015, options to purchase 23,954 shares of common stock at an exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Initial Public Offering. However, grants made under the 2010 Plan are still governed by that plan. As of March 31, 2015, options to purchase 585,888 shares of common stock at a weighted average exercise price of $1.41 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the Registration Statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. As of December 31, 2014, the number of shares of common stock authorized for issuance in connection with the 2013 Plan was 625,000. On January 1 of each year the aggregate number of common shares that may be issued under the Plan shall automatically increase by a number equal to the least of (a) 4% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 333,333 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of January 1, 2015, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 222,617 shares, increasing the number of shares of common stock available for issuance under the 2013 Plan to 847,617 shares. As of March 31, 2015, options to purchase 264,190 shares of common stock at a weighted average exercise price of $6.84 per share remained outstanding under the 2013 Plan.

Terms of stock award agreements, including vesting requirements, are determined by the Company’s board of directors or its compensation committee, subject to the provisions of the respective plan they were granted. Options granted by the Company typically vest over a four year period. Certain of the options are subject to acceleration of vesting in the event of certain change of control transactions. The options may be granted for a term of up to ten years from the date of grant. The exercise price for options granted under the 2013 Plan must be at a price no less than 100% of the fair market value of a common share on the date of grant. As of March 31, 2015, the number of shares of common stock authorized for issuance in connection with the Company’s three stock incentive plans was 871,571.

The following table summarizes information about stock options exercisable at March 31, 2015:

Period Ending	Number Exercisable	Outstanding Options Weighted- Average Remaining Contractual Life	Exercisable Options Weighted- Average Remaining Contractual Life
March 31, 2015	239,369	8.49	7.77

During the year ended December 31, 2013, the Company granted two options exercisable for a total of 32,014 common shares for which vesting is contingent on certain performance and market-based conditions. For options granted containing performance conditions, the fair value is determined on the date of grant. For the three months ended March 31, 2015, there was $200,376 expense recorded relating to the options granted in 2013 as the market-based conditions were satisfied in January 2015 and the shares vested. No stock options were granted, exercised, forfeited or cancelled during the three months ended March 31, 2015. The total aggregate intrinsic value of stock options outstanding and exercisable as of March 31, 2015 was $419,000.

Stock-based compensation is recognized for stock options granted to employees and non-employees and has been reported in the Company’s statement of operations as follows:

	March 31,
	2015	2014

Research and development expenses	$298,714	$78,526
General and administrative expenses	341,359	287,160

Total stock-based compensation expense	$640,073	$365,686

As of March 31, 2015 unamortized stock based compensation was $3,863,472 and will be recognized over a weighted average period of 4.81 years.

8.	STOCK PURCHASE WARRANTS

On January 14, 2015, the Company sold, in a private placement, an aggregate of approximately 1.1 million shares of common stock at a price of $7.00 per share. Investors received warrants to purchase up to approximately 1.1 million shares of common stock at an exercise price of $9.50. The warrants will expire 3 years from the date of issuance. The warrants do not include a net-exercise feature. The warrants may be redeemed by the Company at a price of $0.001 per share upon notice to the holders in the event that the closing bid for Aldeyra’s common stock for each of the fifteen consecutive trading days prior to such redemption is at least $20.00 per share and the average trading volume of Aldeyra’s common stock during such period is 50,000 shares per day. Following Aldeyra’s notification to the warrant holders of its exercise of the redemption right under the warrants, each warrant holder will have the option to exercise their warrants prior to the redemption date rather than having them redeemed.

On January 21, 2015, in a subsequent private placement, the Company sold an aggregate of 211,528 shares of common stock at a price of $9.33 per share and a warrant to purchase up to 211,528 shares of common stock at a price of $0.125 per share subject to the warrant. The exercise price of the warrant is $9.50 per share. The warrant will expire 3 years from the date of issuance. The warrant does not include a net-exercise feature. The warrant may be redeemed by the Company at a price of $0.001 per share upon notice to the holder thereof in the event that the closing bid for Aldeyra’s common stock for each of the fifteen consecutive trading days prior to such redemption is at least $20.00 per share and the average trading volume of Aldeyra’s common stock during such period is at least 50,000 shares per day. Following Aldeyra’s notification to the warrant holder of its exercise of the redemption right under the warrant, the warrant holder will have the option to exercise the warrant prior to the redemption date rather than having it redeemed.

In connection with the Initial Public Offering, the Company issued the underwriters of the offering warrants to purchase up to 60,000 shares of common stock. The warrants are exercisable beginning on May 1, 2015 for cash or on a cashless basis at a per share price of $10.00. The warrants will expire on May 1, 2019 were outstanding at March 31, 2015.

9.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company may be involved in various legal proceedings involving contractual and employment relationships, trademark rights, and a variety of other matters. The Company is not aware of any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

10.	SUBSEQUENT EVENTS

On May 13, 2015, the Company issued and sold a total of 2,700,000 shares of its common stock at $7.50 per share in an underwritten public offering. Net proceeds from the offering was approximately $18.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions or words, identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;

•	the scope, progress, expansion, and costs of developing and commercializing our product candidates;

•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;

•	our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;

•	the rate and degree of market acceptance of any of our product candidates;

•	our expectations regarding competition;

•	our anticipated growth strategies;

•	our ability to attract or retain key personnel;

•	our ability to establish and maintain development partnerships;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	regulatory developments in the United States and foreign countries;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	the anticipated trends and challenges in our business and the market in which we operate; and

•	our use of or sufficiency of our cash and cash equivalents.

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

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our unaudited financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (SEC) on March 23, 2015 (Annual Report), which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in our Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

We are a biotechnology company focused primarily on the development of products to treat immune-mediated, inflammatory, orphan, and other diseases that are related to free aldehydes, a naturally occurring toxic chemical species. We discovered and are developing NS2, a novel product candidate that is designed to trap and allow for the degradation of free aldehydes, for the treatment of Sjögren-Larsson Syndrome (SLS), a rare disease caused by mutations in an enzyme that metabolizes fatty aldehydes, and noninfectious anterior uveitis, an inflammatory eye disease, as well as other forms of ocular inflammation. NS2 has been tested in a variety of in vitro and preclinical models, and has demonstrated efficacy in trapping free aldehydes, diminishing inflammation, reducing healing time, protecting key cellular constituents from aldehyde damage, and lowering the potential for scarring or fibrosis. NS2 has completed a variety of toxicity studies in animals and appears generally safe and well-tolerated. In addition, we are developing systemic formulations of NS2 that could be used to treat the neurological complications of SLS, succinic semi-aldehyde dehydrogenase deficiency (a neurologic disease caused by mutations in an aldehyde dehydrogenase that leads to high levels of toxic aldehydes), and autoimmune inflammatory crises. We are also in the early stages of developing aldehyde traps different from NS2 that have the potential to treat diseases other than those described above.

We have evaluated NS2 in a Phase I clinical trial in 48 healthy volunteers where NS2 was observed to be safe and well tolerated when administered as an eye drop up to four times per day over seven days. In 2014, we filed two Investigational New Drug (IND) applications for Phase II clinical trials in SLS and noninfectious anterior uveitis, which were initiated in March of 2015. Data from the trials are currently expected to be available in the second half of 2015.

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

In January 2015, in a private placement we sold an aggregate of approximately 1.1 million shares of common stock at a price of $7.00 per share in a private placement. Investors received warrants to purchase up to approximately 1.1 million shares of common stock at an exercise price of $9.50. In a subsequent private placement in January 2015, we sold an aggregate of 211,528 shares of common stock at a price of $9.33 per share and a warrant to purchase up to 211,528 shares of common stock at a price of $0.125 per share subject to the warrant. The exercise price of the warrant is $9.50 per share. We received net proceeds of approximately $9.1 million, after placement agent fees and expenses from these two private placements.

We intend to initiate other clinical trials with NS2 in SLS and ocular inflammation, as well as in other diseases thought to be mediated in part by free aldehydes, and we may initiate development of injectable formulations of NS2 for diseases for which we believe systemic aldehyde trapping may provide therapeutic benefit. Specifically, we plan to finance additional trials of topically applied NS2 in SLS and uveitis or other forms of ocular inflammation; the formulation of NS2 for subcutaneous and intravenous administration; the completion of Phase I safety and tolerability testing of injectable formulations of NS2 in preparation for potential Phase II clinical trials for systemic treatment of SLS, autoimmune diseases that lead to severe inflammatory crises, and another genetic disease (succinic semi-aldehyde dehydrogenase deficiency) where an aldehyde dehydrogenase is dysfunctional and high aldehyde levels are thought to mediate neurological disease; the synthesis and formulation of novel aldehyde traps other than NS2; and the expansion our clinical development and regulatory infrastructure.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Our general and administrative expenses consisted primarily of payroll expenses and stock based compensation for our full-time employees during the three months ended March 31, 2015 and 2014. Other general and administrative expenses include professional fees for auditing, tax, and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt.

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

There have been no significant changes in our critical accounting policies including estimates, assumptions and judgments as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

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

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Research and development expenses. Research and development expenses were $1,136,434 for the three months ended March 31, 2015 compared to $444,278 for the three months ended March 31, 2014. The increase of $692,156 is primarily related to the increase in our external research and development expenditures, including preclinical, manufacturing and clinical efforts and an increase in personnel costs including stock based compensation associated with an increase in headcount.

General and administrative expenses. General and administrative expenses were $972,101 for the three months ended March 31, 2015, compared to $800,646 for the three months ended March 31, 2014. The increase of $171,455 is primarily related to an increase in insurance costs, legal costs and personnel costs including stock based compensation due to increased headcount.

Other income (expense). Total other income (expense) was $(28,024) for the three months ended March 31, 2015 and consisted of interest expense related to our credit facility. Total other income (expense) was $1,646,697 for the three months ended March 31, 2014 and primarily consisted of the change in fair market value of preferred stock warrants liabilities, which were converted to common stock in connection with our Initial Public Offering.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our loan and security agreement. We have incurred losses since inception and negative cash flows from operating activities in devoting substantially all of our efforts towards research and development. At March 31, 2015, we had total stockholders’ equity of approximately $13.8 million and cash and cash equivalents of $15.7 million. During the three months ended March 31, 2015, we had net loss of approximately $2.1 million. We expect to generate operating losses for the foreseeable future.

In April 2012, we entered into a loan and security agreement (the Credit Facility) with Square 1 Bank (Square 1) with availability in the amount of $500,000 to help fund operations of the Company. The Credit Facility was subsequently amended in November 2013, November 2014 and March 2015. Pursuant to the amended Credit Facility, Square 1 agreed to make term loans in a principal amount of up to $5,000,000 available to us with proceeds to be used first to refinance outstanding loans from Square 1, second to fund expenses related to our clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to us upon the following terms: (i) $2,000,000 was made available in November 2014; and (ii) $3,000,000 (the Tranche B Loan) is to be made available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data in either Sjögren-Larsson Syndrome (SLS) or noninfectious anterior uveitis. As of March 31, 2015, $1,395,833 was outstanding under the Credit Facility. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan made is payable as interest-only prior to November 2015 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by our assets, including our intellectual property. At March 31, 2015, the Credit Facility is shown net of a remaining debt discount of $133,453 which is being amortized using the effective interest method through the current maturity date of the Credit Facility, November 2018.

On January 14, 2015, we sold, in a private placement, an aggregate of approximately 1.1 million shares of common stock at a price of $7.00 per share. Investors received warrants to purchase up to approximately 1.1 million shares of common stock at an exercise price of $9.50. The warrants will expire 3 years from the date of issuance. The warrants do not include a net-exercise feature. The warrants may be redeemed by us at a price of $0.001 per share upon notice to the holders in the event that the closing bid for our common stock for each of the fifteen consecutive trading days prior to such redemption is at least $20.00 per share and the average trading volume of our common stock during such period is at least 50,000 shares per day. Following our notification to the warrant holders of our exercise of the redemption right under the warrants, each warrant holder will have the option to exercise their warrants prior to the redemption date rather than having them redeemed. We raised approximately $7.1 million in net proceeds in the private placement of common stock and warrants.

On January 21, 2015, in a subsequent private placement, we sold an aggregate of 211,528 shares of common stock at a price of $9.33 per share and a warrant to purchase up to 211,528 shares of common stock at a price of $0.125 per share subject to the warrant. The exercise price of the warrant is $9.50 per share. The warrant will expire 3 years from the date of issuance. The warrant does not include a net-exercise feature. The warrant may be redeemed by us at a price of $0.001 per share upon notice to the holder thereof in the event that the closing bid for our common stock for each of the fifteen consecutive trading days prior to such redemption is at least $20.00 per share and the average trading volume of our common stock during such period is at least 50,000 shares per day. Following our notification to the warrant holder of our exercise of the redemption right under the warrant, the warrant holder will have the option to exercise the warrant prior to the redemption date rather than having it redeemed. We raised approximately $2.0 million in net proceeds in the private placement of common stock and a warrant to purchase common stock.

On May 13, 2015, we issued and sold a total of 2,700,000 shares of our common stock at $7.50 per share in an underwritten public offering. Net proceeds from the offering was approximately $18.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Our management believes that its currently available resources, including funds obtained from the May 2015 public offering, will provide sufficient funds to enable the Company to meet its expected obligations through approximately the end of 2017 based on our current business plan. However, these amounts will not be sufficient for us to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of NS2. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the initiation, progress, costs, results of and timing of our clinical development program for NS2 and our other product candidates, including our current and planned clinical trials;

•	the need for, and the progress, costs and results of, any additional clinical trials of NS2 we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of NS2;

•	our ability to satisfy the conditions for the Tranche B Loan;

•	the outcome, costs and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;

•	the timing and costs associated with manufacturing NS2 for clinical trials and other studies and, if approved, for commercial sale;

•	our need and ability to hire additional management, development and scientific personnel;

•	the cost to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecuting, defending and enforcing of any patents or other intellectual property rights;

•	the timing and costs associated with establishing sales and marketing capabilities;

•	market acceptance of NS2;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and

•	our need to remediate any material weaknesses and implement additional internal systems and infrastructure, including financial and reporting systems.

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

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(1,843,864)	$(1,063,892)
Net cash used in investing activities	(1,441)	—
Net cash provided by (used in) financing activities	9,039,098	(52,841)

Net increase (decrease) in cash and cash equivalents	$7,193,793	$(1,116,733)

Operating Activities. Net cash used in operating activities was $1.8 million for the three months ended March 31, 2015 compared to net cash used in operating activities of $1.1 million for the three months ended March 31, 2014. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was due to an increase in both research and development and general and administrative expenses.

Financing Activities. Net cash provided by financing activities was $9.0 million for the three months ended March 31, 2015 compared to net cash used in financing activities of $52,841 for the three months ended March 31, 2014. The net cash provided by financing activities for the three months ended March 31, 2015 was related to our January 2015 private placements.

Off-Balance Sheet Arrangements

Through March 31, 2015, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

There have been no material changes since December 31, 2014 to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than payments made or received in the ordinary course of business.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2015. Based on our management’s evaluation (with the participation of our Chief Executive Officer and President and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our business is subject to numerous risks. You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 23, 2015, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, prospects, financial condition and operating results.

Risks Related to our Business

We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for NS2 and our other product candidates. Net loss attributable to common stockholders for the three months ended March 31, 2015 and 2014 was approximately $2.1 million and $13,237, respectively. As of March 31, 2015, we had total stockholders’ equity of $13.8 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if NS2 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Our business is dependent in large part on the success of a single product candidate, NS2. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, NS2.

Our product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product. We have only one product candidate that has been the focus of significant development: NS2, a novel small molecule chemical entity that is believed to trap and allow for the degradation of free aldehydes, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are largely dependent on successful continued development and ultimate regulatory approval of this product candidate for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of NS2. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of NS 2. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the necessary clinical trials for NS2;

•	we may not be able to timely finalize the design or formulation of any product candidate or demonstrate that a formulation of our product candidate will be stable for commercially reasonable time periods;

•	we may not be able to provide evidence of safety and efficacy for NS2;

•	the results of later phases of our clinical trials may not confirm the results of our Phase I trial of NS2 as an eye drop in healthy volunteers, particularly because the safety of NS2 has not been confirmed in a diseased population nor has NS2 been tested in humans in any other dosage form other than an eye drop;

•	there may be variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;

•	the results of our clinical trials may not meet the level of statistical or clinical significance for marketing approval required by the FDA, or comparable foreign regulatory bodies;

•	patients in our clinical trials may suffer other adverse effects or die for reasons that may or may not be related to NS2;

•	if approved for certain diseases, NS2 will compete with well-established products already approved for marketing by the FDA, including corticosteroids and other agents that have demonstrated varying levels of efficacy in some of the diseases for which we may attempt to develop NS2; and

•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

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

The dermal pathology of SLS is thought to be due to aldehyde-mediated damage of lipids (fats) that contribute to the formation of the dermal moisture barrier. As a result, SLS patients are thought to lose water from skin, leading to compensatory mechanisms that include proliferation of the superficial layers of skin that may be only partially effective in preventing water loss. Increased levels of skin proliferation in SLS patients lead to ichthyosis, a severe skin disorder characterized by plaques and scales, thickening, redness, dryness, inflammation and pruritus (itching).

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

Because NS2 and our other product candidates are, to our knowledge, new chemical entities, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of these product candidates and obtain the necessary regulatory approvals for commercialization.

Our product candidates are, to our knowledge, new chemical entities, and unexpected problems related to such new technology may arise that can cause us to delay, suspend or terminate our development efforts. NS2 administered as an eye drop has completed a Phase I clinical trial in healthy volunteers. Prior to our SLS Phase II clinical trial which commenced in March 2015, NS2 had not been administered to humans by any other route. Further, NS2 has not demonstrated efficacy in humans for any disease. Because NS2 is a novel chemical entity with limited use in humans, short and long-term safety, as well as prospects for efficacy, are poorly understood and difficult to predict due to our and regulatory agencies’ lack of experience with them. Regulatory approval of new product candidates such as NS2 can be more expensive and take longer than approval for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates.

Aldehyde trapping is an unproven approach, the safety and efficacy of which has not been demonstrated in humans.

Aldehydes are thought to be mediators of inflammation and other pathology. However, we are aware of only a limited number of attempts to lower aldehyde levels and modulate disease in animals or humans. Thus, there is only moderate justification for the approach of lowering aldehyde levels to treat disease. Despite evidence suggestive of benefit in animal models, clinical trials may indicate that aldehyde trapping has no effect or negative effects in humans on the diseases we intend to test. Animal studies may not predict safety or efficacy in humans.

Our dermatologic topical formulation of NS2 is unlikely to affect other clinical manifestations of SLS, which may decrease the likelihood of regulatory and commercial acceptance.

While the primary day-to-day complaint of SLS patients and their caregivers are symptoms associated with severe skin disease, SLS patients also manifest varying degrees of delay in mental development, spasticity, seizures and retinal disease. Due to expected low systemic exposure of NS2 when administered topically to the skin, it is unlikely that NS2 will affect the non-dermatologic conditions of SLS. Lack of effect in neurologic and ocular manifestations of SLS may negatively impact regulatory discussions with the FDA and may also negatively impact reimbursement, pricing and commercial acceptance of NS2, if it is approved.

The FDA or other regulatory agencies may prohibit us from initiating clinical trials that are necessary for demonstrating drug safety and efficacy in patients.

NS2 and the activities associated with its development and potential commercialization, including its testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other jurisdictions.

We are not permitted to initiate clinical trials of a new drug under an IND in the United States until the FDA has no objection to the initial IND submission. To date, we have completed one Phase I clinical trial for NS2 administered as an eye drop in healthy volunteers. In 2014, we filed two IND applications to initiate a Phase II clinical trial in SLS and a Phase II trial in noninfectious anterior uveitis. We will have to submit separate INDs for each additional indication that we intend to study, which could mean additional delays in the commencement of each of the related trials and the performance of additional preclinical studies. We have not demonstrated efficacy of NS2 in any patient population.

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

Before we can initiate clinical trials in the United States for our product candidates, we must submit the results of preclinical testing to the FDA as part of an IND, along with other information including information about product candidate chemistry, manufacturing, and controls and our proposed clinical trial protocol. We may rely in part on preclinical, clinical, and quality data generated by contract research organization (CROs) and other third parties for obtaining the data for and preparing regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our clinical development. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND for future clinical trials, which may lead to additional delays and increase the costs of our preclinical and clinical development. Delays in the commencement or completion of our planned clinical trials for NS2 or other product candidates could significantly affect our product development costs. We do not know whether future trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if any, of NS2 or any other product candidates, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements, including those relating to quality control, quality assurance and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

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

As of March 31, 2015, we had only six full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

We rely on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct the clinical trials for NS2 and clinical trials for our other future product candidates and, therefore, the timing of the initiation and completion of these trials is controlled by such third parties and may occur on substantially different timing from our estimates. Specifically, we use CROs to conduct our clinical trials and we also rely on medical institutions, clinical investigators and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

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

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our products.

The process of manufacturing our products is complex, highly regulated and subject to several risks, including:

•	The manufacturing of compounds is extremely susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

•	The manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

•	We and our contract manufacturers must comply with the FDA’s cGMP regulations. We and our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

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

If we and any of our future development partners are successful in commercializing our products, the FDA and foreign regulatory authorities will require that we and any of our future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our future development partners may fail to report adverse events we become aware of within the prescribed timeframe or perform inadequate investigations of their causes. We and any of our future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we and any of our future development partners fail to comply with our reporting obligations, the FDA or a foreign regulatory authority could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

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

We had a $5.0 million Credit Facility with Square 1 Bank (Square 1) that is secured by a lien covering all of our assets as of March 31, 2015. As of March 31, 2015 and December 31, 2014, the outstanding principal balance under the Credit Facility was approximately $1.4 million. The term loans under the Credit Facility are to be made available to us upon the following terms: (i) $2,000,000 was made available on November 10, 2014; and (ii) $3,000,000 (the Tranche B Loan) is to be made available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data in either SLS or noninfectious anterior uveitis. However, we can provide no assurances that we will satisfy the conditions for the Tranche B Loan. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

The trading price of the shares of our common stock has been and is likely to continue to be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and will likely continue to be volatile for the foreseeable future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid. The market price for our common stock may be influenced by many factors, including:

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

As of March 31, 2015, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 67.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Historically, we have not had sufficient accounting and supervisory personnel with the appropriate level of technical accounting experience and training necessary or adequate formally documented accounting policies and procedures to support, effective internal controls. As we grow, we will hire additional personnel and engage in external temporary resources and may implement, document and modify policies and procedures to maintain effective internal controls. However, we may identify deficiencies and weaknesses or fail to remediate previously identified deficiencies in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

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

Unregistered Sales of Equity Securities

On January 15, 2015, we completed a private placement, pursuant to a Purchase Agreement dated as of January 12, 2015, for the issuance and sale of 1,113,080 shares of our common stock, at a purchase price of $7.00 per share, to a number of institutional and other accredited investors, for gross proceeds of approximately $7.79 million. As part of the private placement, the investors received warrants to purchase up to 1,113,080 shares of our common stock at an exercise price of $9.50 per share. At the closing of the private placement, we paid Laidlaw & Company (UK) Ltd., the exclusive placement agent for the private placement, cash compensation of approximately $545,410.

On January 22, 2015, we completed a private placement, pursuant to a Purchase Agreement dated as of January 20, 2015, for the issuance and sale of 211,528 shares of our common stock, at a purchase price of $9.33 per share, and a warrant to purchase up to 211,528 shares of common stock, at a price of $0.125 per share subject to the warrant, to an accredited investor, for gross proceeds of approximately $2.0 million. No commissions were paid and no underwriter or placement agent was involved in this transactions.

The securities described above were issued in reliance on the exemptions provided by Section 4(2) of the Securities Act. All securities described above were deemed restricted securities for purposes of the Securities Act. The instruments representing such issued securities included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.21	Third Amendment to Loan and Security Agreement, dated as of March 18, 2015, between Square 1 Bank and the Registrant.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014; (iii) Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period December 31, 2014 through March 31, 2015; (iv) Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

May 14, 2015	/s/ Todd C. Brady, M.D., Ph.D
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Aldeyra Therapeutics, Inc.

May 14, 2015	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer ( Principal Financial Officer and Principal Accounting Officer)

ALDEYRA THERAPEUTICS, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.21	Third Amendment to Loan and Security Agreement, dated as of March 18, 2015, between Square 1 Bank and the Registrant.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014; (iii) Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period December 31, 2014 through March 31, 2015; (iv) Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Financial Statements.