Form 10-Q
period 2015-06-30
Aldeyra Therapeutics, Inc.
filed 2015-08-14
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 14, 2015, there were 9,712,521 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$33,569,784	$8,527,304
Prepaid expenses and other current assets	266,850	232,568

Total current assets	33,836,634	8,759,872
Deferred offering costs	—	14,238
Fixed assets, net	40,868	12,993

Total assets	$33,877,502	$8,787,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$629,346	$341,294
Accrued expenses	451,641	908,724
Current portion of credit facility	310,185	77,546

Total current liabilities	1,391,172	1,327,564

Credit facility, net of current portion and debt discount	961,549	1,175,481

Total liabilities	2,352,721	2,503,045

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 9,712,521 shares issued and outstanding as of June 30, 2015 and 5,565,415 shares issued and outstanding as of December 31, 2014	9,712	5,565
Additional paid-in capital	82,395,410	52,790,090
Accumulated deficit	(50,880,341)	(46,511,597)

Total stockholders’ equity	31,524,781	6,284,058

Total liabilities and stockholders’ equity	$33,877,502	$8,787,103

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$1,249,097	$663,908	$2,385,531	$1,108,186
General and administrative	954,879	982,579	1,926,980	1,783,225

Loss from operations	(2,203,976)	(1,646,487)	(4,312,511)	(2,891,411)

Other income (expense):
Change in fair value of preferred stock warrant liabilities	—	567,588	—	2,327,502
Interest income	—	—	—	3
Interest expense	(28,210)	(56,246)	(56,234)	(169,467)

Total other income (expense), net	(28,210)	511,342	(56,234)	2,158,038

Net loss and comprehensive loss	(2,232,186)	(1,135,145)	(4,368,745)	(733,373)
Accretion of preferred stock	—	(141,513)	—	(333,082)
Deemed dividend	—	(4,053,570)	—	(4,053,570)

Net loss attributable to common stockholders	$(2,232,186)	$(5,330,228)	$(4,368,745)	$(5,120,025)

Net loss per share attributable to common stockholders:
Basic	$(0.27)	$(1.43)	$(0.58)	$(2.51)

Diluted	$(0.27)	$(1.56)	$(0.58)	$(3.53)

Weighted average common shares outstanding:
Basic	8,397,713	3,737,675	7,537,396	2,041,941

Diluted	8,397,713	3,769,360	7,537,396	2,107,389

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,368,745)	$(733,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,103,661	1,114,107
Amortization of debt discount – non-cash interest expense	18,707	120,770

Change in fair value of warrant liability, purchase rights and warrant purchase rights	—	(2,327,502)
Depreciation	4,002	—
Change in assets and liabilities:

Prepaid expenses and other current assets	(34,282)	(261,129)
Accounts payable	288,052	37,433
Accrued interest on convertible notes related parties	—	(2,125)
Accrued expenses	(457,085)	93,473

Net cash used in operating activities	(3,445,690)	(1,958,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(31,876)	—

Net cash used in investing activities	(31,876)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	28,520,046	10,231,780

Net cash provided by financing activities	28,520,046	10,231,780

NET INCREASE IN CASH	25,042,480	8,273,434
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,527,304	3,262,354

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,569,784	$11,535,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$37,730	$51,579

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$—	$333,082

Conversion of notes payable	$—	$170,000

Conversion of Series A preferred stock upon closing initial public offering	$—	$29,369,902

Conversion of Series B preferred stock upon closing initial public offering	$—	$9,280,478

Net exercise of warrants into common stock	$—	$1,191,365

Offering costs of public and private offerings not yet paid	$253,134	$176,775

Warrants issued to underwriter in initial public offering	$—	$315,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (the Company or Aldeyra) was incorporated in the state of Delaware. The Company is developing a treatment for diseases thought to be related to high levels of free aldehydes, naturally occurring pro-inflammatory toxins.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 23, 2015. The financial information as of June 30, 2015, the three and six months ended June 30, 2015 and 2014 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2014 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

On January 14, 2015, the Company sold, in a private placement, an aggregate of approximately 1.1 million shares of common stock at a price of $7.00 per share. Investors received warrants to purchase up to approximately 1.1 million shares of common stock at an exercise price of $9.50. The Company raised approximately $7.1 million in net proceeds in the private placement of common stock and warrants. Additionally, on January 21, 2015, in a subsequent private placement, the Company sold an aggregate of 211,528 shares of common stock at a price of $9.33 per share and a warrant to purchase up to 211,528 shares of common stock at a price of $0.125 per share subject to the warrant. The Company raised approximately $1.9 million in net proceeds in the private placement of common stock and a warrant to purchase common stock. In both transactions, the exercise price of the warrants is $9.50 per share. The warrants will expire 3 years from their respective date of issuance. The warrants do not include a net-exercise feature. The warrants may be redeemed by the Company at a price of $0.001 per share upon notice to the holders thereof in the event that the closing bid for Aldeyra’s common stock for each of the fifteen consecutive trading days prior to such redemption is at least $20.00 per share and the average trading volume of Aldeyra’s common stock during such period is at least 50,000 shares per day. Following Aldeyra’s notification to the warrant holders of its exercise of the redemption right under the warrants, the warrant holders will have the option to exercise the warrants prior to the redemption date rather than having them redeemed. In addition, the Company raised approximately $19.6 million, after deducting underwriting discounts and commissions and other offering expenses, which closed on May 22, 2015, through the issuance and sale of 2,822,500 shares of common stock in a follow-on public offering, including shares sold pursuant to the underwriters exercise of their option to purchase additional shares of common stock.

The Company’s management believes that its currently available resources, including funds obtained from the May 2015 follow-on public offering and amounts potentially available under its credit facility (Note 5), will provide sufficient funds to enable the Company to meet its expected obligations into approximately 2017 based on the Company’s current business plan. However, these amounts will not be sufficient for the Company to commercialize its product candidates or conduct any substantial, additional development requirements requested by the U.S. Food and Drug Administration (FDA). Additional

funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

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

Recently issued accounting standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company in the first quarter of fiscal year 2017, with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis to each individual period presented. Upon implementation, the change in reporting debt issuance costs will require the Company to reclassify any deferred financing costs from an asset to a reduction of the reported debt balance. The application of ASU 2015-03 is expected to reduce the Company’s total assets and liabilities but is not expected to have an impact on stockholders’ equity, results of operations or cash flows.

3.	NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net loss attributable to common stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Numerator:
Basic
Net loss and comprehensive loss	$(2,232,186)	$(1,135,145)	$(4,368,745)	$(733,373)
Accretion of preferred stock	—	(141,513)	—	(333,082)
Deemed dividend	—	(4,053,570)	—	(4,053,570)

Net loss attributable to common stockholders – basic	$(2,232,186)	$(5,330,228)	$(4,368,745)	$(5,120,025)

Diluted
Net loss attributable to common stockholders – basic	(2,232,186)	(5,330,228)	(4,368,745)	(5,120,025)
Less: change in fair value of derivative liabilities	—	(567,588)	—	(2,327,502)

Net loss available to common stockholders – diluted	$(2,232,186)	$(5,897,816)	$(4,368,745)	$(7,447,527)

Denominator:
Basic
Weighted-average number of common shares – basic	8,397,713	3,737,675	7,537,396	2,041,941

Diluted
Weighted-average number of common shares – basic	8,397,713	3,737,675	7,537,396	2,041,941
Warrants to purchase preferred stock (treasury stock)	—	31,685	—	65,448

Total weighted average number of common shares – diluted	8,397,713	3,769,360	7,537,396	2,107,389

Net loss per share:
Basic	$(0.27)	$(1.43)	$(0.58)	$(2.51)

Diluted	$(0.27)	$(1.56)	$(0.58)	$(3.53)

The following potentially dilutive securities outstanding, prior to use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014

Options to purchase common stock	1,038,530	764,990	1,038,530	764,990
Preferred Stock	—	—	—	—
Convertible note payable-related parties	—	—	—	—
Warrants to purchase common stock	1,384,608	60,000	1,384,608	60,000

Total of common stock equivalents	2,423,138	824,990	2,423,138	824,990

4.	FAIR VALUE MEASUREMENTS

As of June 30, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, and accounts payable approximated their estimated fair values because of the short term nature of these financial instruments. The carrying value of the Company’s credit facility in current and long-term liabilities approximates fair value because the Company’s interest rate yield is near current market rates available to the Company.

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

There were no assets or liabilities measured at fair value at June 30, 2015 or December 31, 2014.

5.	CREDIT FACILITY

In April 2012, the Company entered into a loan and security agreement (the Credit Facility) with Square 1 Bank (Square 1) which was amended in November 2013, November 2014 and March 2015. Pursuant to the amended Credit Facility, Square 1 agreed to make term loans in a principal amount of up to $5,000,000 available to the Company with proceeds to be used to refinance outstanding loans from Square 1, and to fund expenses related to the Company’s clinical trials, and the remainder for general working capital purposes. Under the terms of the amended Credit Facility, (i) $2,000,000 was made available in November 2014; and (ii) $3,000,000 (the Tranche B Loan) is to be made available to the Company following the satisfaction of certain conditions, including receipt of positive Phase 2 data (as determined by the Aldeyra Board of Directors) in either Sjögren-Larsson Syndrome or noninfectious anterior uveitis. As of June 30, 2015, $1,395,833 was outstanding under the Credit Facility. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan made is payable as interest-only prior to November 2015 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by the Company’s assets, including its intellectual property.

At June 30, 2015, the Credit Facility is shown net of a remaining debt discount of $124,099 which is being amortized using the effective interest method through the current maturity date of the Credit Facility, November 2018.

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

The Company has three incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of June 30, 2015, options to purchase 23,954 shares of common stock at an exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Initial Public Offering. However, grants made under the 2010 Plan are still governed by that plan. As of June 30, 2015, options to purchase 585,888 shares of common stock at a weighted average exercise price of $1.41 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the Registration Statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. As of December 31, 2014, the number of shares of common stock authorized for issuance in connection with the 2013 Plan was 625,000. On January 1 of each year the aggregate number of common shares that may be issued under the Plan shall automatically increase by a number equal to the least of (a) 4% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 333,333 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of January 1, 2015, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 222,617 shares, increasing the number of shares of common stock available for issuance under the 2013 Plan to 847,617 shares. As of June 30, 2015, options to purchase 428,688 shares of common stock at a weighted average exercise price of $7.22 per share remained outstanding under the 2013 Plan.

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

The following table summarizes information about stock options exercisable at June 30, 2015:

Period Ending	Number Exercisable	Outstanding Options Weighted- Average Remaining Contractual Life	Exercisable Options Weighted- Average Remaining Contractual Life
June 30, 2015	371,422	8.51	7.77

During the year ended December 31, 2013, the Company granted two options exercisable for a total of 32,014 common shares for which vesting is contingent on certain performance and market-based conditions. For options granted containing performance conditions, the fair value is determined on the date of grant. For the six months ended June 30, 2015, there was $200,376 expense recorded relating to the options granted in 2013 as the market-based conditions were satisfied in January 2015 and the shares vested. Options to purchase an aggregate of 164,498 shares of common stock were granted in the six months ended June 30, 2015. No stock options were exercised, forfeited or cancelled during the three or six months ended June 30, 2015. The total aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2015 was $539,914.

Stock-based compensation is recognized for stock options granted to employees and non-employees and has been reported in the Company’s statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Research and development expenses	$169,510	$203,474	$468,224	$282,000
General and administrative expenses	294,078	544,948	635,437	832,107

Total stock-based compensation expense	$463,588	$748,422	$1,103,661	$1,114,107

As of June 30, 2015, unamortized stock-based compensation was $4,347,040 and will be recognized over a weighted average period of 4.50 years.

8.	STOCK PURCHASE WARRANTS

On January 14, 2015, the Company sold, in a private placement, an aggregate of approximately 1.1 million shares of common stock at a price of $7.00 per share. Investors received warrants to purchase up to approximately 1.1 million shares of common stock at an exercise price of $9.50. The Company raised approximately $7.1 million in net proceeds in the private placement of common stock and warrants. Additionally, on January 21, 2015, in a subsequent private placement, the Company sold an aggregate of 211,528 shares of common stock at a price of $9.33 per share and a warrant to purchase up to 211,528 shares of common stock at a price of $0.125 per share subject to the warrant. The Company raised approximately $1.9 million in net proceeds in the private placement of common stock and a warrant to purchase common stock. In both transactions, the exercise price of the warrants is $9.50 per share. The warrants will expire 3 years from their respective date of issuance. The warrants do not include a net-exercise feature. The warrants may be redeemed by the Company at a price of $0.001 per share upon notice to the holders thereof in the event that the closing bid for Aldeyra’s common stock for each of the fifteen consecutive trading days prior to such redemption is at least $20.00 per share and the average trading volume of Aldeyra’s common stock during such period is at least 50,000 shares per day. Following Aldeyra’s notification to the warrant holders of its exercise of the redemption right under the warrants, the warrant holders will have the option to exercise the warrants prior to the redemption date rather than having them redeemed.

In connection with the Initial Public Offering, the Company issued the underwriters of the offering warrants to purchase up to 60,000 shares of common stock. The warrants are exercisable beginning on May 1, 2015 for cash or on a cashless basis at a per share price of $10.00. The warrants will expire on May 1, 2019 and were outstanding at June 30, 2015.

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

Cautionary Note Regarding Forward-Looking Statements

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this report. Words such as, but not limited to, “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions or words, identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the timing of enrollment, commencement and completion of our clinical trials;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;

•	the scope, progress, expansion, and costs of developing and commercializing our product candidates;

•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;

•	our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;

•	the rate and degree of market acceptance of any of our product candidates;

•	our expectations regarding competition;

•	our anticipated growth strategies;

•	our ability to attract or retain key personnel;

•	our ability to establish and maintain development partnerships;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	regulatory developments in the United States and foreign countries;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	the anticipated trends and challenges in our business and the market in which we operate; and

•	our use of or sufficiency of our cash and cash equivalents.

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

Overview

We are a biotechnology company focused primarily on the development of products to treat immune-mediated, inflammatory, orphan, and other diseases that are related to free aldehydes, a naturally occurring toxic chemical species. We discovered and are developing NS2, a novel product candidate that is designed to trap and allow for the degradation of free aldehydes. NS2 has been tested in a variety of in vitro and preclinical models, and has demonstrated efficacy in trapping free aldehydes, diminishing inflammation, reducing healing time, protecting key cellular constituents from aldehyde damage, and lowering the potential for scarring or fibrosis. NS2 has completed a variety of toxicity studies in animals and appears generally safe and well-tolerated.

We have evaluated NS2 in a Phase I clinical trial in 48 healthy volunteers where NS2 was observed to be safe and well tolerated when administered as an eye drop up to four times per day over seven days. In December 2014, we filed two Investigational New Drug (IND) applications for Phase II clinical trials in Sjögren-Larsson Syndrome (SLS) and noninfectious anterior uveitis, which were initiated in March of 2015. In July 2015, we filed a Clinical Trial Authorization with Health Canada for a Phase IIa clinical trial of NS2 in allergic conjunctivitis. We expect our Phase II clinical trial in SLS to be fully enrolled by the end of the first quarter of 2016, and our Phase II clinical trial of NS2 in non-infectious anterior uveitis to complete enrollment in the second quarter of 2016. We expect our Phase IIa clinical trial of allergic conjunctivitis to complete enrollment in 2016. These timelines could be subject to an adjustment to a slightly later time point if the recruitment rate is below our projected patient enrollment for the applicable trial.

In addition, we are developing systemic formulations of NS2. In 2016, we plan to commence Phase I safety and tolerability clinical testing of systemic formulations of NS2 in preparation for potential Phase IIa clinical trials in SLS, succinic semi-aldehyde dehydrogenase (SSADH) deficiency (a neurologic disease caused by mutations in an aldehyde dehydrogenase that leads to high levels of toxic aldehydes), and autoimmune crises. We are also in the early stages of developing aldehyde traps different from NS2 that have the potential to treat diseases other than those described above.

We have no products approved for sale, and we have not generated any revenue from product sales or other arrangements. We have primarily funded our operations through the sale of our convertible preferred stock, common stock, convertible promissory notes, warrants and borrowings under our loan and security agreements. In May 2014, we closed our IPO (Initial Public Offering) whereby we received net proceeds of approximately $10.1 million, after underwriter discounts, expenses and commissions, through the sale of 1,500,000 shares of our common stock at $8.00 per share. In January 2015, we received net proceeds of approximately $9.0 million, after placement agent fees and expenses from two private placements of common stock and warrants to purchase common stock. In addition, in May 2015, we raised approximately $19.6 million, after deducting underwriting discounts and commissions and other offering expenses through the issuance and sale of 2,822,500 shares of common stock in a follow-on public offering, including shares sold pursuant to the underwriters exercise of their option to purchase additional shares of common stock.

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

Substantially all of our research and development expenses to date have been incurred in connection with NS2. We expect our research and development expenses to increase for the foreseeable future as we advance NS2 and other compounds through pre-clinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of NS2 and our future product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates.

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

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses, benefits and stock-based compensation for our full-time employees during the three and six months ended June 30, 2015 and 2014. Other general and administrative expenses include professional fees for auditing, tax, and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt and in the prior year had included charges related to changes in preferred stock warrant liabilities.

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

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Research and development expenses. Research and development expenses were $1,249,097 for the three months ended June 30, 2015 compared to $663,908 for the three months ended June 30, 2014. The increase of $585,189 is primarily related to the increase in our external research and development expenditures, including preclinical, manufacturing and clinical efforts and an increase in personnel costs including stock based compensation associated with an increase in headcount.

General and administrative expenses. General and administrative expenses were $954,879 for the three months ended June 30, 2015, compared to $982,579 for the three months ended June 30, 2014 resulting in a decrease of $27,700. General and administrative expenses include personnel costs, benefits, stock-based compensation, insurance, legal, accounting costs, rent and other administrative expenses.

Other income (expense). Total other income (expense), net was $(28,210) for the three months ended June 30, 2015 and consisted of interest expense related to our credit facility. Total other income (expense), net was $511,342 for the three months ended June 30, 2014 and primarily consisted of the change in fair market value of preferred stock warrants liabilities, which were converted to common stock in connection with our Initial Public Offering.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Research and development expenses. Research and development expenses were $2,385,531 for the six months ended June 30, 2015 compared to $1,108,186 for the six months ended June 30, 2014. The increase of $1,277,345 is primarily related to the increase in our external research and development expenditures, including preclinical, manufacturing and clinical efforts and an increase in personnel costs including stock-based compensation associated with an increase in headcount.

General and administrative expenses. General and administrative expenses were $1,926,980 for the six months ended June 30, 2015, compared to $1,783,225 for the six months ended June 30, 2014. The increase of $143,755 is primarily related to an increase in insurance costs, legal costs and personnel costs including stock-based compensation due to increased headcount.

Other income (expense). Total other income (expense), net was $(56,234) for the six months ended June 30, 2015 and consisted of interest expense related to our credit facility. Total other income (expense), net was $2,158,038 for the six months ended June 30, 2014 and primarily consisted of the change in fair market value of preferred stock warrants liabilities, which were converted to common stock in connection with our Initial Public Offering.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our loan and security agreement. We have incurred losses since inception and negative cash flows from operating activities in devoting substantially all of our efforts towards research and development. At June 30, 2015, we had total stockholders’ equity of approximately $31.5 million and cash and cash equivalents of $33.6 million. During the three months ended June 30, 2015, we had net loss of approximately $2.2 million. We expect to generate operating losses for the foreseeable future.

In April 2012, we entered into a loan and security agreement (the Credit Facility) with Square 1 Bank (Square 1) with availability in the amount of $500,000 to help fund operations of the Company. The Credit Facility was subsequently amended in November 2013, November 2014 and March 2015. Pursuant to the amended Credit Facility, Square 1 agreed to make term loans in a principal amount of up to $5,000,000 available to us with proceeds to be used to refinance outstanding loans from Square 1, to fund expenses related to our clinical trials, and the remainder for general working capital purposes. Under the terms of the Credit Facility, (i) $2,000,000 was made available in November 2014; and (ii) $3,000,000 (the Tranche B Loan) is to be made available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data (as determined by the Aldeyra Board of Directors) in either Sjögren-Larsson Syndrome or noninfectious anterior uveitis. As of June 30, 2015, $1,395,833 was outstanding under the Credit Facility. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan made is payable as interest-only prior to November 2015 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by our assets, including our intellectual property. At June 30, 2015, the Credit Facility is shown net of a remaining debt discount of $124,099 which is being amortized using the effective interest method through the current maturity date of the Credit Facility, November 2018.

On January 14, 2015, we sold, in a private placement, an aggregate of approximately 1.1 million shares of common stock at a price of $7.00 per share. Investors received warrants to purchase up to approximately 1.1 million shares of common stock at an exercise price of $9.50. We raised approximately $7.1 million in net proceeds in the private placement of common stock and warrants. Additionally, on January 21, 2015, in a subsequent private placement, we sold an aggregate of 211,528 shares of common stock at a price of $9.33 per share and a warrant to purchase up to 211,528 shares of common stock at a price of $0.125 per share subject to the warrant. We raised approximately $1.9 million in net proceeds in the private placement of common stock and a warrant to purchase common stock. In both transactions, the exercise price of the warrants is $9.50 per share. The warrants will expire 3 years from their respective date of issuance. The warrants do not include a net-exercise feature. The warrants may be redeemed by us at a price of $0.001 per share upon notice to the holders thereof in the event that the closing bid for Aldeyra’s common stock for each of the fifteen consecutive trading days prior to such redemption is at least $20.00 per share and the average trading volume of Aldeyra’s common stock during such period is at least 50,000 shares per day. Following our notification to the warrant holders of our exercise of the redemption right under the warrants, the warrant holders will have the option to exercise the warrants prior to the redemption date rather than having them redeemed.

In addition, we raised approximately $19.6 million, after deducting underwriting discounts and commissions and other offering expenses, which closed on May 22, 2015, through the issuance and sale of 2,822,500 shares of common stock in a follow-on public offering, including shares sold pursuant to the underwriters exercise of their option to purchase additional shares of common stock.

Our management believes that its currently available resources, including funds obtained from the May 2015 public offering, will provide sufficient funds to enable the Company to meet its expected obligations into 2017 based on our current business plan. However, these amounts will not be sufficient for us to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of NS2. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(3,445,690)	$(1,958,346)
Net cash used in investing activities	(31,876)	—
Net cash provided by financing activities	28,520,046	10,231,780

Net increase (decrease) in cash and cash equivalents	$25,042,480	$8,273,434

Operating Activities. Net cash used in operating activities was $3.4 million for the six months ended June 30, 2015 compared to net cash used in operating activities of $2.0 million for the six months ended June 30, 2014. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was due to an increase in both research and development and general and administrative expenses.

Investing Activities. Net cash used in investing activities was $31,876 for the six months ended June 30, 2015. We did not use cash for investing activities for the six months ended June 30, 2014. The primary use of cash for investing activities was for the purchase of computers and related equipment and furniture and fixtures.

Financing Activities. Net cash provided by financing activities was $28.5 million for the six months ended June 30, 2015 compared to net cash provided by financing activities of $10.2 million for the six months ended June 30, 2014. The net cash provided by financing activities for the six months ended June 30, 2015 was related to our January 2015 private placements and our May 2015 public offering while the net cash provided by financing activities for the six months ended June 30, 2014 was related to our Initial Public Offering.

Off-Balance Sheet Arrangements

Through June 30, 2015, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2015. Based on our management’s evaluation (with the participation of our Chief Executive Officer and President and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for NS2 and our other product candidates. Net loss attributable to common stockholders for the three months ended June 30, 2015 and 2014 was approximately $2.2 million and $5.3 million, respectively. Net loss attributable to common stockholders for the six months ended June 30, 2015 and 2014 was approximately $4.4 million and $5.1 million, respectively. As of June 30, 2015, we had total stockholders’ equity of $31.5 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if NS2 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Our product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product. We have only one product candidate that has been the focus of significant development: NS2, a novel small molecule chemical entity that is believed to trap and allow for the degradation of free aldehydes, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are largely dependent on successful continued development and ultimate regulatory approval of this product candidate for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of NS2. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of NS2. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the necessary clinical trials for NS2;

•	we may not be able to timely finalize the design or formulation of any product candidate or demonstrate that a formulation of our product candidate will be stable for commercially reasonable time periods;

•	we may not be able to provide evidence of safety and efficacy for NS2;

•	the results of later phases of our clinical trials may not confirm the results of our Phase I trial of NS2 as an eye drop in healthy volunteers, particularly because the safety of NS2 has not been confirmed in a diseased population nor has NS2 been administered to humans in any other dosage form other than an eye drop and a topical dermatologic formulation;

•	there may be variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;

•	the results of our clinical trials may not meet the level of statistical or clinical significance for marketing approval required by the FDA, or comparable foreign regulatory bodies;

•	patients in our clinical trials may suffer other adverse effects or die for reasons that may or may not be related to NS2;

•	if approved for certain diseases, NS2 will compete with well-established products already approved for marketing by the FDA, including corticosteroids and other agents that have demonstrated varying levels of efficacy in some of the diseases for which we may attempt to develop NS2; and

•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

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

The scientific rationale for our Sjögren-Larsson Syndrome (SLS) clinical program does not necessarily predict the clinical success of NS2 in SLS or other diseases.

SLS is a rare disease afflicting an estimated 1 in 250,000 people worldwide, equivalent to approximately 1,000 patients in the United States and a larger number in Europe. SLS is caused by genetic mutations in an enzyme, Fatty Aldehyde Dehydrogenase (FALDH) that converts long-chain aldehydes into fatty acids. In addition to manifesting what is believed to be severe aldehyde toxicity, SLS patients also have elevated levels of fatty alcohols and may manifest diminished levels of fatty acids.

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

While the primary day-to-day complaint of SLS patients and their caregivers are symptoms associated with severe skin disease, SLS patients also manifest varying degrees of delay in mental development, spasticity, seizures and retinal disease. Due to expected low systemic exposure of NS2 when administered topically to the skin, it is unlikely that NS2 will significantly affect the non-dermatologic conditions of SLS. Lack of effect in neurologic and ocular manifestations of SLS may negatively impact regulatory discussions with the FDA and may also negatively impact reimbursement, pricing and commercial acceptance of NS2, if it is approved.

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

We are not permitted to initiate clinical trials of a new drug under an IND in the United States until the FDA has no objection to the initial IND submission. To date, we have completed one Phase I clinical trial for NS2 administered as an eye drop in healthy volunteers. In 2014, we filed two IND applications to initiate a Phase II clinical trial in SLS and a Phase II trial in noninfectious anterior uveitis, and have subsequently initiated clinical trials in those indications. In July 2015, we filed a Clinical Trial Authorization with Health Canada for a Phase IIa clinical trial of NS2 in patients with allergic conjunctivitis.

We will have to submit separate INDs for each additional indication that we intend to study, which could mean additional delays in the commencement of each of the related trials and the performance of additional preclinical studies. We have not demonstrated efficacy of NS2 in any patient population.

There is no guarantee that future trials will be allowed by the FDA or the applicable foreign regulatory body to proceed or generate successful results, or that regulators will agree with our assessment of the clinical trials for NS2. In addition, we expect to rely on consultants and third party contract research organizations to assist us with regulatory filings and the conduct of our clinical trials. The FDA and other regulators have substantial discretion and may refuse to accept any application or may decide that our current data is insufficient for clinical trial initiation and require additional clinical trials, or preclinical or other studies.

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

•	the FDA failing to grant permission to proceed or placing the clinical trial on hold;

•	subjects failing to enroll or remain in our trial at the rate we expect;

•	subjects choosing an alternative treatment for the indication for which we are developing NS2 or other product candidates, or participating in competing clinical trials;

•	lack of adequate funding to continue the clinical trial;

•	subjects experiencing severe or unexpected drug-related adverse effects;

•	a facility manufacturing NS2, any of our other product candidates or any of their components being ordered by the FDA or other government or regulatory authorities, to temporarily or permanently shut down due to violations of current Good Manufacturing Practices, or cGMP, or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•	inability to timely manufacture sufficient quantities of the applicable product candidate for the clinical trial or expiration of materials intended for use in the clinical trial;

•	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, Good Clinical Practice or regulatory requirements, or other third parties not performing data collection or analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA or the finding of regulatory violations by the FDA or an institutional review board, or IRB, that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

•	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or

•	one or more IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial.

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

We may find it difficult to enroll patients in our clinical trials or identify patients during commercialization (if our products are approved by regulatory agencies) for product candidates addressing orphan or rare diseases.

As part of our business strategy, we plan to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases. Given that we are in the early stages of clinical trials for NS2, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop product candidates for the treatment of similar diseases, we would potentially compete with them for the enrollment in these rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Additionally, insufficient patient enrollment, may be a function of many other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

As of June 30, 2015, we had only seven full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of NS2 and our other product candidates. Noninfectious anterior uveitis and other inflammatory diseases may be treated with general immune suppressing therapies, including corticosteriods, some of which are generic. Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than NS2 or our other product candidates.

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

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of three individuals and certain other employees: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer; Scott L. Young, our Chief Operating Officer; and Stephen J. Tulipano, our Chief Financial Officer. In addition we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, dermatologic drug development and ocular drug development consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

Because as of June 30, 2015 we had only seven full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of NS2 and our other product candidates, as well as function as a public company. As we seek to advance NS2 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

We maintain product liability insurance with $3.0 million in coverage. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of NS2 or our other product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, product and clinical trial liability, workers’ compensation, and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant, uninsured liability may require us to pay substantial amounts, which would adversely affect our working capital and results of operations.

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

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Square 1 Bank. In the case of a continuing event of default under the loan, Square 1 Bank could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Although as of June 30, 2015, we had sufficient cash and cash equivalents to repay all obligations owed to Square 1 Bank if the debt was accelerated, in the event we do not or are not able to repay the obligations at the time a default occurred, Square 1 Bank may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Square 1 Bank under the loan, which includes our intellectual property.

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

We will require substantial future capital in order to complete the remaining clinical development for NS2 and our other product candidates and to potentially commercialize these product candidates. We expect our spending levels to increase in connection with our clinical trials of NS2 and our other product candidates, as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

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

We had a $5.0 million Credit Facility with Square 1 Bank (Square 1) that is secured by a lien covering all of our assets as of June 30, 2015. As of June 30, 2015 and December 31, 2014, the outstanding principal balance under the Credit Facility was approximately $1.4 million. Under the terms of the Credit Facility, (i) $2,000,000 was made available on November 10, 2014; and (ii) $3,000,000 (the Tranche B Loan) is to be made available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data (as determined by the Aldeyra Board of Directors) in either SLS or noninfectious anterior uveitis. However, we can provide no assurances that we will satisfy the conditions for the Tranche B Loan. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of our public offerings and private placements.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe that, as a result of our public offerings, private placements and other transactions, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2014, we had federal and state net operating loss carryforwards of approximately $16.2 million and $13.3 million, respectively, and federal and state research and development credits of approximately $392,000 and $45,000, respectively, which could be limited if we experience an “ownership change.” Any such limitations would generally be equal to our equity value at the time of the ownership change multiplied by a risk-free rate of return published monthly by the IRS.

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

As of June 30, 2015, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 71.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014; (iii) Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (iv) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

August 14, 2015	/s/ Todd C. Brady, M.D., Ph.D
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

August 14, 2015	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer
( Principal Financial Officer and Principal Accounting Officer)

ALDEYRA THERAPEUTICS, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014; (iii) Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (iv) Notes to Financial Statements.