Form 10-Q
period 2015-09-30
Aldeyra Therapeutics, Inc.
filed 2015-11-13
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 13, 2015, there were 9,712,521 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2015

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$30,618,365	$8,527,304
Prepaid expenses and other current assets	607,335	232,568

Total current assets	31,225,700	8,759,872
Deferred offering costs	36,236	14,238
Fixed assets, net	88,463	12,993

Total assets	$31,350,399	$8,787,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$743,623	$341,294
Accrued expenses (Note 5)	630,325	908,724
Current portion of credit facility	—	77,546

Total current liabilities	1,373,948	1,327,564

Credit facility, net of current portion and debt discount	1,281,088	1,175,481

Total liabilities	2,655,036	2,503,045

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 9,712,521 shares issued and outstanding as of September 30, 2015 and 5,565,415 shares issued and outstanding as of December 31, 2014	9,712	5,565
Additional paid-in capital	82,931,679	52,790,090
Accumulated deficit	(54,246,028)	(46,511,597)

Total stockholders’ equity	28,695,363	6,284,058

Total liabilities and stockholders’ equity	$31,350,399	$8,787,103

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$2,076,410	$1,195,668	$4,461,941	$2,303,854
General and administrative	1,261,196	772,467	3,188,176	2,555,692

Loss from operations	(3,337,606)	(1,968,135)	(7,650,117)	(4,859,546)

Other income (expense):
Change in fair value of preferred stock warrant liabilities	—	—	—	2,327,502
Interest income	—	—	—	3
Interest expense	(28,081)	(41,071)	(84,314)	(210,539)

Total other income (expense), net	(28,081)	(41,071)	(84,314)	2,116,966

Net loss and comprehensive loss	(3,365,687)	(2,009,206)	(7,734,431)	(2,742,580)
Accretion of preferred stock	—	—	—	(333,082)
Deemed dividend	—	—	—	(4,053,570)

Net loss attributable to common stockholders	$(3,365,687)	$(2,009,206)	$(7,734,431)	$(7,129,232)

Net loss per share attributable to common stockholders:
Basic	$(0.35)	$(0.36)	$(0.94)	$(2.21)

Diluted	$(0.35)	$(0.36)	$(0.94)	$(2.89)

Weighted average common shares outstanding:
Basic	9,712,521	5,565,415	8,270,405	3,229,338

Diluted	9,712,521	5,565,415	8,270,405	3,272,730

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,734,431)	$(2,742,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,639,930	1,571,895
Amortization of debt discount – non-cash interest expense	28,061	138,653
Change in fair value of warrant liability, purchase rights and warrant purchase rights	—	(2,327,502)
Depreciation	10,649	339
Change in assets and liabilities:

Prepaid expenses and other current assets	(374,767)	(194,200)
Deferred Offering Costs	(21,998)	—
Accounts payable	402,329	140,617
Accrued interest on convertible notes related parties	—	(2,125)
Accrued expenses	(278,401)	245,788

Net cash used in operating activities	(6,328,628)	(3,169,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(86,119)	(6,107)

Net cash used in investing activities	(86,119)	(6,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	28,505,808	10,055,005

Net cash provided by financing activities	28,505,808	10,055,005

NET INCREASE IN CASH	22,091,061	6,879,783
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,527,304	3,262,354

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,618,365	$10,142,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$55,775	$77,606

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred Offering Costs	$36,236	$—

Accretion of redeemable convertible preferred stock	$—	$333,082

Conversion of notes payable	$—	$170,000

Conversion of Series A preferred stock upon closing initial public offering	$—	$29,369,902

Conversion of Series B preferred stock upon closing initial public offering	$—	$9,280,478

Net exercise of warrants into common stock	$—	$1,191,365

Warrants issued to underwriter in initial public offering	$—	$315,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (the Company or Aldeyra) was incorporated in the state of Delaware. The Company is developing a treatment for diseases thought to be related to high levels of aldehydes, naturally occurring pro-inflammatory toxins.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 23, 2015. The financial information as of September 30, 2015, the three and nine months ended September 30, 2015 and 2014 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2014 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

The Company’s management believes that its currently available resources, including amounts potentially available under its credit facility (Note 5), will provide sufficient funds to enable the Company to meet its expected obligations into approximately 2017 based on the Company’s current business plan. However, these amounts will not be sufficient for the Company to commercialize its product candidates or conduct any substantial, additional development requirements requested by the U.S. Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

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

3.	NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net loss attributable to common stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Numerator:
Basic
Net loss and comprehensive loss	$(3,365,687)	$(2,009,206)	$(7,734,431)	$(2,742,580)
Accretion of preferred stock	—	—	—	(333,082)
Deemed dividend	—	—	—	(4,053,570)

Net loss attributable to common stockholders – basic	$(3,365,687)	$(2,009,206)	$(7,734,431)	$(7,129,232)

Diluted
Net loss attributable to common stockholders – basic	(3,365,687)	(2,009,206)	(7,734,431)	(7,129,232)
Less: change in fair value of derivative liabilities	—	—	—	(2,327,502)

Net loss available to common stockholders – diluted	$(3,365,687)	$(2,009,206)	$(7,734,431)	$(9,456,734)

Denominator:
Basic
Weighted-average number of common shares – basic	9,712,521	5,565,415	8,270,405	3,229,338

Diluted
Weighted-average number of common shares – basic	9,712,521	5,565,415	8,270,405	3,229,338
Warrants to purchase preferred stock (treasury stock)	—	—	—	43,392

Total weighted average number of common shares – diluted	9,712,521	5,565,415	8,270,405	3,272,730

Net loss per share:
Basic	$(0.35)	$(0.36)	$(0.94)	$(2.21)

Diluted	$(0.35)	$(0.36)	$(0.94)	$(2.89)

The following potentially dilutive securities outstanding, prior to use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014

Options to purchase common stock	1,077,330	874,032	1,077,300	874,032
Warrants to purchase common stock	1,384,608	60,000	1,384,608	60,000

Total of common stock equivalents	2,461,938	934,032	2,461,908	934,032

4.	FAIR VALUE MEASUREMENTS

As of September 30, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, and accounts payable approximated their estimated fair values because of the short term nature of these financial instruments. The carrying value of the Company’s credit facility in current and long-term liabilities approximates fair value because the Company’s interest rate yield is near current market rates available to the Company.

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

There were no assets or liabilities measured at fair value at September 30, 2015 or December 31, 2014.

5.	ACCRUED EXPENSES

Accrued expenses at September 30, 2015 and December 31, 2014 were:

	September 30,	December 31,
	2015	2014
Accrued compensation	$201,604	$444,786
Accrued research and development	186,394	313,642
Accrued general & administrative	119,663	101,457
Accrued other	122,664	48,839

Accrued expenses	$630,325	$908,724

6.	CREDIT FACILITY

In April 2012, the Company entered into a loan and security agreement (the Credit Facility) with Pacific Western Bank, as successor in interest to Square 1 Bank (Pacific Western) which was amended in November 2013, November 2014 and March 2015. Pursuant to the amended Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5,000,000 available to the Company with proceeds to be used to refinance outstanding loans from Pacific Western, and to fund expenses related to the Company’s clinical trials, and the remainder for general working capital purposes. Under the terms of the amended Credit Facility, (i) $2,000,000 was made available in November 2014; and (ii) $3,000,000 (the Tranche B Loan) is to be made available to the Company following the satisfaction of certain conditions, including receipt of positive Phase 2 data (as determined by the Aldeyra Board of Directors) in either

Sjögren-Larsson Syndrome or noninfectious anterior uveitis. As of September 30, 2015, $1,395,833 was outstanding under the Credit Facility. The term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The effective interest rate through September 30, 2015 was 6.04%. Subsequent to September 30, 2015, the Company amended the Credit Facility, extending the interest only period and the period to satisfy the conditions for Tranche B Loan. The term loan made is payable as interest-only prior to November 2016 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by the Company’s assets, including its intellectual property.

At September 30, 2015, the Credit Facility is shown net of a remaining debt discount of $114,745 which is being amortized using the effective interest method through the current maturity date of the Credit Facility, November 2019.

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

The Company has three incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of September 30, 2015, options to purchase 23,954 shares of common stock at an exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Initial Public Offering. However, grants made under the 2010 Plan are still governed by that plan. As of September 30, 2015, options to purchase 585,888 shares of common stock at a weighted average exercise price of $1.41 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the Registration Statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. As of December 31, 2014, the number of shares of common stock authorized for issuance in connection with the 2013 Plan was 625,000. On January 1 of each year the aggregate number of common shares that may be issued under the Plan shall automatically increase by a number equal to the least of (a) 4% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 333,333 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of January 1, 2015, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 222,617 shares, increasing the number of shares of common stock available for issuance under the 2013 Plan to 847,617 shares. As of September 30, 2015, options to purchase 467,488 shares of common stock at a weighted average exercise price of $7.25 per share remained outstanding under the 2013 Plan.

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

The following table summarizes information about stock options exercisable at September 30, 2015:

Period Ending	Number Exercisable	Outstanding Options Weighted- Average Remaining Contractual Life	Exercisable Options Weighted- Average Remaining Contractual Life
September 30, 2015	425,911	8.31	7.64

During the year ended December 31, 2013, the Company granted two options exercisable for a total of 32,014 common shares for which vesting is contingent on certain performance and market-based conditions. For options granted containing performance conditions, the fair value is determined on the date of grant. For the nine months ended September 30, 2015, there was $200,376 expense recorded relating to the options granted in 2013 as the expense was accelerated as a result of market-based conditions being satisfied in January 2015 and the options vested. Options to purchase an aggregate of 203,298 shares of common stock were granted in the nine months ended September 30, 2015. No stock options were exercised, forfeited or cancelled during the three or nine months ended September 30, 2015. The total aggregate intrinsic value of stock options outstanding and exercisable as of September 30, 2015 was $1,719,626.

Stock-based compensation is recognized for stock options granted to employees and non-employees and has been reported in the Company’s statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Research and development expenses	$181,081	$181,162	$649,305	$463,161
General and administrative expenses	355,188	276,627	990,625	1,108,734

Total stock-based compensation expense	$536,269	$457,789	$1,639,930	$1,571,895

As of September 30, 2015, unamortized stock-based compensation was $4,028,645 and will be recognized over a weighted average period of 3.74 years.

9.	STOCK PURCHASE WARRANTS

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

All of the warrants above were outstanding at September 30, 2015.

10.	COMMITMENTS AND CONTINGENCIES

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

Overview

We are a biotechnology company focused primarily on the development of products to treat inflammatory diseases and inborn errors of metabolism that are related to aldehydes, a naturally occurring toxic chemical species. We discovered and are developing NS2, a novel product candidate that is designed to trap aldehydes. NS2 has been tested in a variety of in vitro and preclinical models, and has demonstrated efficacy in trapping aldehydes, diminishing inflammation, reducing healing time, protecting key cellular constituents from aldehyde damage, and lowering the potential for scarring or fibrosis. NS2 has completed a variety of toxicity studies in animals and appears generally safe and well-tolerated.

We have evaluated NS2 in a Phase I clinical trial in 48 healthy volunteers where NS2 was observed to be safe and well tolerated when administered as an eye drop up to four times per day over seven days. In December 2014, we filed two Investigational New Drug (IND) applications for Phase II clinical trials in Sjögren-Larsson Syndrome (SLS) and noninfectious anterior uveitis, which were initiated in March and April of 2015, respectively. In July 2015, we filed a Clinical Trial Authorization with Health Canada for a Phase II clinical trial of NS2 in allergic conjunctivitis, which was initiated in September 2015. We expect our Phase II clinical trial in SLS to be fully enrolled by the end of the first quarter of 2016, and our Phase II clinical trials of NS2 in noninfectious anterior uveitis and allergic conjunctivitis to complete enrollment in the second quarter of 2016. These timelines could be subject to an adjustment to slightly later time points if the recruitment rate is below our projected patient enrollment for the applicable trial.

In 2016, we plan to commence clinical testing of systemic formulations of NS2. Potential indications for systemic treatment with aldehyde traps include SLS, succinic semi-aldehyde dehydrogenase (SSADH) deficiency (a neurologic disease caused by mutations in an aldehyde dehydrogenase that lead to high levels of toxic aldehydes and related metabolites), and autoimmune crises that require acute treatment with systemically administered medications. We are also developing aldehyde traps different from NS2 that have the potential to treat diseases other than those described above.

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

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses, benefits and stock-based compensation for our full-time employees during the three and nine months ended September 30, 2015 and 2014. Other general and administrative expenses include professional fees for auditing, tax, and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

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

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Research and development expenses. Research and development expenses were $2,076,410 for the three months ended September 30, 2015 compared to $1,195,668 for the three months ended September 30, 2014. The increase of $880,742 is primarily related to the increase in our external research and development expenditures, including preclinical, manufacturing and clinical efforts and an increase in personnel costs including stock based compensation associated with an increase in headcount.

General and administrative expenses. General and administrative expenses were $1,261,196 for the three months ended September 30, 2015, compared to $772,467 for the three months ended September 30, 2014 resulting in an increase of $488,729 which is primarily related to an increase in insurance costs, legal costs and personnel costs including stock-based compensation due to increased headcount.

Other income (expense). Total other income (expense), net was $(28,081) and $(41,071) for the three months ended September 30, 2015 and 2014, respectively and primarily consisted of interest expense related to our credit facility.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Research and development expenses. Research and development expenses were $4,461,941 for the nine months ended September 30, 2015 compared to $2,303,854 for the nine months ended September 30, 2014. The increase of $2,158,087 is primarily related to the increase in our external research and development expenditures, including preclinical, manufacturing and clinical efforts and an increase in personnel costs including stock-based compensation associated with an increase in headcount.

General and administrative expenses. General and administrative expenses were $3,188,176 for the nine months ended September 30, 2015, compared to $2,555,692 for the nine months ended September 30, 2014. The increase of $632,484 is primarily related to an increase in insurance costs, legal costs and personnel costs.

Other income (expense). Total other income (expense), net was $(84,315) for the nine months ended September 30, 2015 and primarily consisted of interest expense related to our credit facility. Total other income (expense), net was $2,116,966 for the nine months ended September 30, 2014 and primarily consisted of the change in fair market value of preferred stock warrants liabilities, which were converted to common stock in connection with our Initial Public Offering.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our loan and security agreement. We have incurred losses since inception and negative cash flows from operating activities in devoting substantially all of our efforts towards research and development. At September 30, 2015, we had total stockholders’ equity of approximately $28.7 million and cash and cash equivalents of $30.6 million. During the three and nine months ended September 30, 2015, we had net loss of approximately $3.4 million $7.7 million, respectively. We expect to generate operating losses for the foreseeable future.

In April 2012, we entered into a loan and security agreement (the Credit Facility) with Pacific Western Bank, as successor in interest to Square 1 Bank (Pacific Western) with availability in the amount of $500,000 to help fund operations of the Company. The Credit Facility was subsequently amended in November 2013, November 2014, and March 2015. Pursuant to the amended Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5,000,000 available to us with proceeds to be used to refinance outstanding loans from Pacific Western, to fund expenses related to our clinical trials, and the remainder for general working capital purposes. Under the terms of the Credit Facility, (i) $2,000,000 was made available in November 2014; and (ii) $3,000,000 (the Tranche B Loan) is to be made available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data (as determined by the Aldeyra Board of Directors) in either Sjögren-Larsson Syndrome or noninfectious anterior uveitis. As of September 30, 2015, $1,395,833 was outstanding under the Credit Facility. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The effective interest rate through September 30, 2015 was 6.04%. Subsequent to September 30, 2015, we amended the Credit Facility, extending the interest only period and the period to satisfy the conditions for the Tranche B Loan. Any term loan made is payable as interest-only prior to November 2016 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by our assets, including our intellectual property. At September 30, 2015, the Credit Facility is shown net of a remaining debt discount of $114,745 which is being amortized using the effective interest method through the current maturity date of the Credit Facility, November 2019.

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

Our management believes that its currently available resources, including funds obtained from the May 2015 public offering, will provide sufficient funds to enable the Company to meet its expected obligations into 2017 based on our current business plan. However, these amounts will not be sufficient for us to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of NS2. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the initiation, progress, costs, results of and timing of our clinical development programs for NS2 and our other product candidates, including our current and planned clinical trials;

•	the need for, and the progress, costs and results of, any additional clinical trials of NS2 we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of NS2;

•	the outcome, costs and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;

•	the timing and costs associated with manufacturing NS2 for clinical trials and other studies and, if approved, for commercial sale;

•	our need and ability to hire additional management, development and scientific personnel;

•	our ability to satisfy the conditions for the Tranche B Loan;

•	the cost to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecuting, defending and enforcing of any patents or other intellectual property rights;

•	the timing and costs associated with establishing sales and marketing capabilities;

•	market acceptance of NS2;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and

•	our need to remediate any material weaknesses and implement additional internal systems and infrastructure, including financial and reporting systems.

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

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(6,328,628)	$(3,169,115)
Net cash used in investing activities	(86,119)	(6,107)
Net cash provided by financing activities	28,505,808	10,055,005

Net increase (decrease) in cash and cash equivalents	$22,091,061	$6,879,783

Operating Activities. Net cash used in operating activities was $6.3 million for the nine months ended September 30, 2015 compared to net cash used in operating activities of $3.2 million for the nine months ended September 30, 2014. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was due to an increase in both research and development and general and administrative expenses.

Investing Activities. Net cash used in investing activities was $86,119 and $6,107 for the nine months ended September 30, 2015 and 2014, respectively. The primary use of cash for investing activities was for the purchase of computers and related equipment; furniture and fixtures; and leasehold improvements.

Financing Activities. Net cash provided by financing activities was $28.5 million for the nine months ended September 30, 2015 compared to net cash provided by financing activities of $10.1 million for the nine months ended September 30, 2014. The net cash provided by financing activities for the nine months ended September 30, 2015 was related to our January 2015 private placements and our May 2015 public offering while the net cash provided by financing activities for the nine months ended September 30, 2014 was related to our Initial Public Offering.

Off-Balance Sheet Arrangements

Through September 30, 2015, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2015. Based on our management’s evaluation (with the participation of our Chief Executive Officer and President and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for NS2 and our other product candidates. Net loss attributable to common stockholders for the three months ended September 30, 2015 and 2014 was approximately $3.4 million and $2.0 million, respectively. Net loss attributable to common stockholders for the nine months ended September 30, 2015 and 2014 was approximately $7.7 million and $7.1 million, respectively. As of September 30, 2015, we had total stockholders’ equity of $28.7 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if NS2 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Our product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product. We have only one product candidate that has been the focus of significant development: NS2, a novel small molecule chemical entity that is believed to trap and allow for the degradation of aldehydes, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are largely dependent on successful continued development and ultimate regulatory approval of this product candidate for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of NS2. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of NS2. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

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

The cutaneous pathology of SLS is thought to be due to aldehyde-mediated damage of lipids (fats) that contribute to the formation of the epidermal (outermost skin layer) moisture barrier. As a result, SLS patients are thought to lose water from skin, leading to compensatory mechanisms that include proliferation of the superficial layers of skin that may be only partially effective in preventing water loss. Increased levels of skin proliferation in SLS patients lead to ichthyosis, a severe skin disorder characterized by plaques and scales, thickening, redness, dryness, inflammation and pruritus (itching).

NS2 traps aldehydes and has been shown to prevent fatty aldehyde-mediated modification of lipids, in human skin cells in vitro and in cells that have been genetically modified to lack FALDH. Thus, NS2 may be partially or wholly effective in preventing and treating ichthyosis or other cutaneous symptoms, signs, or pathologies in SLS. However, the proposed mechanism of action of NS2 in SLS has not been demonstrated in humans. Further, our assumptions about the pathogenesis of skin disease in SLS patients may not be accurate. For instance, SLS skin disease may be caused by elevated fatty alcohol levels or decreased fatty acid levels, neither of which NS2 is predicted to affect directly.

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

We may have to submit separate INDs for each additional indication that we intend to study, which could mean additional delays in the commencement of each of the related trials and the performance of additional preclinical studies. We have not demonstrated efficacy of NS2 in any patient population.

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

As of September 30, 2015, we had only eight full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

Because as of September 30, 2015 we had only eight full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of NS2 and our other product candidates, as well as function as a public company. As we seek to advance NS2 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Pacific Western Bank. In the case of a continuing event of default under the loan, Pacific Western Bank could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Although as of September 30, 2015, we had sufficient cash and cash equivalents to repay all obligations owed to Pacific Western Bank if the debt was accelerated, in the event we do not or are not able to repay the obligations at the time a default occurred, Pacific Western Bank may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Pacific Western Bank under the loan, which includes our intellectual property.

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

We have a $5.0 million Credit Facility with Pacific Western Bank (Pacific Western) that is secured by a lien covering all of our assets as of September 30, 2015. As of September 30, 2015 and December 31, 2014, the outstanding principal balance under the Credit Facility was approximately $1.4 million. Under the terms of the Credit Facility, (i) $2,000,000 was made available on November 10, 2014; and (ii) $3,000,000 (the Tranche B Loan) is to be made available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data (as determined by our Board of Directors) in either SLS or noninfectious anterior uveitis. However, we can provide no assurances that we will satisfy the conditions for the Tranche B Loan. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Our management has broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. We expect to use of our cash and cash equivalents to fund our planned clinical trials of NS2, development of other molecules that may relate to our aldehyde trapping platform, and the remainder for working capital and other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited.

As of September 30, 2015, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 71.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our loan and security agreement with Pacific Western Bank currently prohibits us from paying dividends on our equity securities, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

On November 9, 2015, the Company and Pacific Western Bank (“Pacific Western”) entered into the Fourth Amendment (the “Fourth Amendment”) to the Loan and Security Agreement dated as of April 12, 2012 (as amended by the Fourth Amendment, the “Amended Loan Agreement”). The Fourth Amendment extended the interest only period on loans made pursuant to the Amended Loan Agreement and the deadline for satisfying the conditions to the Tranche B Loan through November 2016. This summary of the Fourth Amendment is qualified by reference to the full text of the amendment, a copy of which is filed as Exhibit 10.21 to this report, and is incorporated herein by reference.

Item 6.	Exhibits.

Exhibit Number	Description

10.21	Fourth Amendment to Loan and Security Agreement, dated as of November 9, 2015, between Pacific Western Bank and the Registrant.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014; (iii) Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (iv) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

November 13, 2015	/s/ Todd C. Brady, M.D., Ph.D
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

November 13, 2015	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer
( Principal Financial Officer and Principal Accounting Officer)

ALDEYRA THERAPEUTICS, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.21	Fourth Amendment to Loan and Security Agreement, dated as of November 9, 2015, between Pacific Western Bank and the Registrant.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014; (iii) Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (iv) Notes to Financial Statements.