Form 10-K
period 2015-12-31
Aldeyra Therapeutics, Inc.
filed 2016-03-30
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $59,343,452, based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Capital Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2016 there were 9,712,521 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2016 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this annual report on Form 10-K.

Aldeyra Therapeutics, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “design,” “might,” “objective,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	the timing of commencement, enrollment and completion of our clinical trials;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;

•	the scope, progress, expansion, and costs of developing and commercializing our product candidates;

•	the size and growth of the potential markets and the pricing for our product candidates and the ability to serve those markets;

•	our expectations regarding our expenses and revenue, the sufficiency or use of our cash resources and needs for additional financing;

•	the rate and degree of market acceptance of any of our product candidates;

•	our expectations regarding competition;

•	our anticipated growth strategies;

•	our ability to attract or retain key personnel;

•	our ability to establish and maintain development partnerships;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	regulatory developments in the United States and foreign countries;

•	our ability to obtain and maintain intellectual property protection for our product candidates; and

•	the anticipated trends and challenges in our business and the market in which we operate.

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

We encourage you to read the discussion and analysis of our financial condition and our financial statements contained in this annual report on Form 10-K. We also encourage you to read Item 1A of Part 1 of this annual report on Form 10-K, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

Overview

We are a biotechnology company focused primarily on the development of new products for diseases caused by inflammation and inborn errors of metabolism that are thought to be related to naturally occurring toxic and pro-inflammatory chemical species known as aldehydes. We have developed a series of aldehyde traps, molecules that are designed specifically to sequester and allow for the degradation of aldehydes. Our most advanced aldehyde trap, NS2, is a novel product candidate that we are developing for the treatment of:

•	Allergic Conjunctivitis, a common disease that affects more than 20% of the population worldwide, and related rare allergic ocular diseases that are characterized by inflammation of the conjunctiva (a membrane covering part of the front of the eye), resulting in ocular itching, excessive tear production, swelling and redness;

•	Noninfectious Anterior Uveitis, a severe inflammatory eye disease that can lead to blindness;

•	Sjögren-Larsson Syndrome, a rare inborn error of metabolism caused by mutations in an enzyme that metabolizes fatty aldehydes, resulting in severe skin and neurological disorders; and

•	Succinic Semi-Aldehyde Dehydrogenase Deficiency, a rare inborn error of metabolism caused by genetic mutations in an aldehyde-metabolizing enzyme that lead to severe neurological disease.

In 2015, we began clinical testing of NS2 in diseases where we believe aldehyde trapping may improve symptoms and slow or prevent disease progression. In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled Phase IIa clinical trial of NS2 ophthalmic solution in patients with allergic conjunctivitis demonstrated statistically and clinically significant activity of NS2 over vehicle in reducing ocular itching and tearing. In the second quarter of 2016, we expect to report results of our randomized, parallel-group, double-masked, vehicle-controlled Phase II clinical trial of NS2 ophthalmic solution in patients with noninfectious anterior uveitis. In the second or third quarter of 2016, we expect to report results of our randomized, parallel-group, double-masked, vehicle-controlled Phase II clinical trial of a dermatologic formulation of NS2 for the treatment of the skin manifestations of SLS. By the end of 2016, we expect to initiate Phase I clinical testing of a systemic formulation of NS2 in preparation for potential Phase II clinical trials in SLS, SSADH Deficiency and severe inflammatory crises. We are also developing aldehyde traps different from NS2 that have the potential to treat diseases other than those described above. All of our development timelines could be subject to adjustment depending on recruitment rate, regulatory agency review, and other factors that could delay the initiation and completion of clinical trials.

Aldehydes are pro-inflammatory, and we believe that aldehyde traps may represent a novel and important approach to treating diseases characterized by inflammation. Allergic conjunctivitis is a common ocular inflammatory disease that affects more than 20% of the population worldwide. The disease is thought to be mediated in part by pro-inflammatory aldehydes that exacerbate inflammation of the conjunctiva, resulting in ocular itching, excessive tear production, swelling, and redness. Other ophthalmic allergic diseases include atopic keratoconjunctivitis (AKC), a rare condition characterized by persistent inflammation of the front of the eye. In contrast to allergic inflammation, noninfectious anterior uveitis is a painful and severe autoimmune inflammatory disease of the eye that can lead to blindness. A portion of allergic conjunctivitis patients, many AKC patients, and most noninfectious anterior uveitis patients are treated with topical corticosteroids, a class of medication that over time leads to ocular toxicity, including cataract (ocular lens opacities resulting in vision impairment) formation, glaucoma (increased intraocular pressure that can, in some cases, lead to blindness), corneal ulcers, and increased rates of ocular infections. We believe that novel anti-inflammatory medications are needed to improve symptoms and deter disease progression, especially in order to reduce dependence on topical corticosteroids.

Patients with inborn errors of metabolism due to genetic mutations in aldehyde-metabolizing enzymes endogenously generate elevated levels of aldehydes, which are directly toxic or lead to the formation of toxic aldehyde derivatives. By reducing aldehyde load, we believe that aldehyde traps have the potential to at least partially mitigate the pathology associated with inborn errors of aldehyde metabolism. Sjögren-Larsson Syndrome (SLS) is a rare condition that we believe afflicts approximately 1,000 patients in the United States. The disease is caused by mutations in fatty aldehyde dehydrogenase, an enzyme that metabolizes fatty (generally 16-18 carbon) aldehydes, resulting in high levels of toxic aldehydes that are the suspected cause of ichthyosis (a severe skin disease), mental delay, spasticity, and, in some patients, retinal dysfunction. The symptoms of SLS patients are poorly treated, and no therapy specifically indicated for SLS has been approved by the FDA. Succinic Semi-Aldehyde Dehydrogenase (SSADH) Deficiency is a rare inborn error of aldehyde metabolism that has been identified in over 400 patients worldwide, and is caused by genetic mutations in SSADH, leading to elevated aldehyde levels. High aldehyde load in SSADH deficiency is thought to cause severe neurologic dysfunction, including autism, motor disorders, cognitive delay and seizures. The symptoms of SSADH Deficiency patients are poorly treated, and no therapy specifically indicated for SSADH Deficiency has been approved by the FDA. Given the lack of efficacious therapy, we believe that novel medications are needed to improve symptoms and deter disease progression for inborn errors of aldehyde metabolism.

Since most of the diseases we plan to study are rare, we intend to request orphan drug designation from the United States Food and Drug Administration (FDA) in certain indications. Additionally, since the mechanism of action of NS2 and other aldehyde traps is novel and may address diseases of significant unmet medical need, we intend to apply for Breakthrough Therapy Designation from the FDA, pending clinical efficacy data or other information that may be required for the application.

NS2 has been tested in a variety of in vitro and preclinical models, and has demonstrated efficacy in trapping aldehydes, diminishing inflammation, reducing healing time, protecting key cellular constituents from aldehyde damage, and lowering the potential for scarring or fibrosis. In cell models of SLS, NS2 has demonstrated trapping of fatty aldehydes, and in a knock-out mouse model of SSADH Deficiency, NS2 has demonstrated trapping of succinic semi-aldehyde in key organs. NS2 has also completed a variety of toxicity studies in animals and appears generally safe. NS2 has been well tolerated to date in a Phase I clinical trial and two Phase II clinical trials as a topical ophthalmic solution, and in a Phase II clinical trial with topical dermatologic administration.

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

Business Strategy

We intend to develop NS2 and other novel aldehyde traps for the diseases described above as well as potentially other diseases where aldehydes may mediate pathology. We believe that aldehyde trapping is a novel approach with broad therapeutic potential in inflammatory diseases and inborn errors of aldehyde metabolism. Accordingly, we have patented and will continue to attempt to patent novel drug compositions, formulations, and methods that relate to aldehyde trapping. While we may continue to develop and eventually attempt to market aldehyde traps for certain diseases following regulatory approval, if any, we may also partner with larger companies to develop and commercialize products for other diseases where aldehyde toxicity is implicated, particularly diseases that afflict large populations worldwide.

Specifically, our business strategy is to:

•	Continue the development of and pursue regulatory approval for NS2. We have initiated clinical trials of NS2 in several diseases. If sufficient safety and efficacy is demonstrated over multiple clinical trials as part of the standard drug development process, we intend to apply to the FDA and comparable foreign agencies for marketing approval of NS2.

•	Aggressively develop new intellectual property and consider partnerships to accelerate and maximize the potential for other product candidates that are aldehyde traps. We have discovered and synthesized a variety of aldehyde traps that we intend to develop and patent for new indications. For some indications, especially those that afflict large populations worldwide, we will consider development and commercialization licensing opportunities with strategic partners that have significant financial resources, commercialization experience, and global infrastructure.

•	Explore building in-house capabilities to commercialize NS2 in the United States and other geographies. As, and if, NS2 progresses through clinical programs, in addition to partnering opportunities that we may consider, we also intend to evaluate the development of our own specialty sales force and marketing capabilities to allow us to directly market NS2 for rare diseases in the United States or in other geographies, if approved by FDA or analogous regulatory agencies outside the United States.

•	Consider in-licensing complementary drug programs. We may consider in-licensing drug candidates that are unrelated to aldehyde trapping but complementary to the indications of our current development programs.

The Market for Aldehyde Traps

Occurring generally as a result of a large number of metabolic processes, aldehydes are an endogenously generated chemical species that, among other things, promote inflammation. At high levels, aldehydes are toxic and are implicated as mediators of many inflammatory diseases. Other diseases thought to be related to aldehydes include inborn errors of metabolism, where genetic mutations lead to the incapacity to metabolize certain toxic aldehydes. We believe that the medical needs of the patients suffering from aldehyde-mediated diseases are not currently well addressed and that there is a large market potential for therapies that can lower aldehyde levels. In particular, current therapies for inflammatory diseases often lead to toxicity, and there are no FDA-approved therapies specifically indicated for inborn errors of aldehyde metabolism.

In September 2015, we initiated a randomized, parallel-group, double-masked, vehicle-controlled Phase IIa clinical trial of NS2 ophthalmic solution in patients with allergic conjunctivitis, an ocular inflammatory disease. In February 2016, we announced topline results for this trial, which demonstrated statistically significant activity of NS2 over vehicle in reducing ocular itching and tearing. We believe that this trial is the first demonstration of the clinical efficacy of aldehyde trapping in any human disease. In April 2015, we initiated a randomized, parallel-group, double-masked, vehicle-controlled Phase II clinical trial of NS2 ophthalmic solution in patients with noninfectious anterior uveitis, an ocular inflammatory disease. Data from this trial are expected in the second quarter of 2016. In March 2015, we initiated a randomized, parallel-group, double-masked, vehicle-controlled Phase II clinical trial of a dermatologic formulation of NS2 for the treatment of the skin manifestations of SLS, an inborn error of aldehyde metabolism. Data from this trial are expected in the second or third quarter of 2016. We may initiate clinical trials with NS2 in other diseases thought to be mediated in part by aldehydes, and we have commenced development of a systemic formulation of NS2, which we expect to initiate Phase I clinical testing by the end of 2016 in preparation for potential Phase II clinical trials in inborn errors of metabolism and severe inflammatory crises. We are also developing aldehyde traps different from NS2 that have the potential to treat diseases other than those described above. For mass-market diseases, we may partner with larger companies for development and commercialization. All of our development timelines could be subject to adjustment depending on recruitment rate, regulatory agency review, and other factors that could delay the initiation and completion of clinical trials.

Allergic Conjunctivitis

Allergic conjunctivitis is a common allergic disease that is thought to be mediated in part by pro-inflammatory aldehydes, and is characterized by inflammation of the conjunctiva, resulting in excessive ocular itching and tear production in addition to ocular swelling and redness. Allergic conjunctivitis has been estimated to affect more than 20% of the population worldwide. The mainstay of therapy for allergic conjunctivitis is anti-histamines, which may lead to mydriasis (large pupils) and, in some patients, blurry vision. Further, a significant number of patients do not respond to anti-histamines, especially after the acute effects of the medication subside. Many anti-histamine-recalcitrant patients are prescribed corticosteroids and other more potent drugs that may lead to a variety of ocular toxicities. Other ocular diseases related to allergic conjunctivitis include atopic keratoconjunctivitis (AKC), which is a rare condition characterized by persistent allergic inflammation of the front of the eye. Treatment of AKC generally requires chronic corticosteroid administration, which often results in ocular toxicity.

By trapping pro-inflammatory aldehydes, we believe NS2 may reduce inflammation in allergic conjunctivitis, AKC, and related diseases. NS2 may also reduce the burden of corticosteroid use in patients with persistent disease or in patients that do not respond adequately to anti-histamines. Because corticosteroids exacerbate the formation of cataracts and glaucoma and may increase ocular infection and corneal ulceration, we believe that there is a high demand for a novel topical anti-inflammatory agent to be used in conjunction with, or in place of, corticosteroids.

Noninfectious Anterior Uveitis

Noninfectious anterior uveitis is an inflammatory ocular disease that is associated with elevated aldehyde levels and is characterized by rapid-onset pain, sensitivity to light, and loss of vision that can progress to blindness. The disease may occur with other autoimmune diseases. The annual incidence of noninfectious anterior uveitis in the United States is estimated to be 25,000 patients, and approximately one-third of these patients have one or more episodes per year. Patients with recurrent episodes often develop cataracts, and severe cases may lead to glaucoma, retinal dysfunction, or blindness. The disease is typically treated with topical corticosteroids, though prolonged used of corticosteroids increases the incidence of cataracts and glaucoma in uveitis. Corticosteroids may also increase the incidence of infection and corneal ulceration. Even with corticosteroid therapy, it has been estimated that uveitis is responsible for 10% of the blindness in the United States.

By trapping pro-inflammatory aldehydes, we believe NS2 may diminish inflammation in noninfectious anterior uveitis and reduce the burden of corticosteroid use. Because corticosteroids exacerbate the formation of cataracts and glaucoma in uveitis and may increase ocular infection and corneal ulceration, we believe that there is a high demand for a novel topical anti-inflammatory agent to be used in conjunction with, or in place of, corticosteroids.

Sjögren-Larsson Syndrome

Sjögren-Larsson Syndrome (SLS) is caused by a variety of mutations of an enzyme called fatty aldehyde dehydrogenase (FALDH), leading to the accumulation of fatty aldehydes or precursor molecules that are generally 16 to 18 carbons in length. The aldehyde accumulation is thought to result in the pathology of the disease, which includes a severe skin disorder called ichthyosis, as well as mental delay, spasticity, and, in some patients, retinal disorders. While FALDH dysfunction also leads to diminished levels of certain fatty acids, therapy with these fatty acids has been ineffective in SLS patients. SLS patients are generally diagnosed as neonates given the severe ichthyosis that presents at birth. The disease persists lifelong, and SLS patients have a shortened lifespan, often dying in the sixth decade of life. Some SLS patients are believed to inherit the disease, though most occurrences of SLS appear to be due to sporadic mutations. The disease occurs worldwide. To our knowledge, Sweden is currently the only country to have estimated the prevalence of the disease, at 1 per 250,000 people. Extrapolating from the Swedish estimate, it is generally assumed that there are approximately 1,000 or fewer SLS patients in the United States and a larger number in Europe. The United States SLS prevalence estimate is supported by frequency analysis of FALDH missense mutations in the National Heart, Lung, and Blood Institute exome sequencing database. We believe that many older SLS patients may be undiagnosed, potentially due to the lack of available dermatologic and genetic medicine expertise available when those patients were younger. There is no FDA-approved treatment specifically indicated for SLS.

The primary day-to-day complaint of SLS patients and their caregivers is ichthyosis, a severe skin disease characterized in SLS patients by thick, scaly, dry, wrinkled, pigmented, pruritic (itchy), inflamed skin. SLS patients are consistently disturbed by pruritus and often excoriate skin by scratching. The ichthyosis in SLS affects most of the body, generally sparing the face, palms, and soles. There is currently no specific therapy approved for the treatment of the dermatologic disease in SLS, though some patients and their caregivers apply non-specific topical creams, including keratinolytics (acids that soften skin), moisturizers, and retinoids. We believe that the effects of keratinolytic and moisturizing creams are minimal or non-existent in treating severe ichthyosis, and due to toxicity, retinoids are not suitable for chronic use.

The dermatologic disease in SLS is thought to be caused by aldehyde-mediated modification of lipids (fats) that are generated in the epidermis (the most superficial layer of skin) to form a moisture barrier that holds water in the skin. Moisture barrier compromise leads to water loss, which in turn leads to dermal thickening characteristic of ichthyosis. We believe that by lowering levels of aldehydes and thereby preventing lipid modification and the ensuing moisture barrier dysfunction, NS2, when applied topically to the skin, has the potential to ameliorate the dermatologic symptoms of SLS and deter disease progression. Further, by reducing aldehyde load throughout the body, we believe the systemic administration of NS2 or other aldehyde traps may be beneficial in the treatment of the neurological and ocular symptoms of SLS.

Succinic Semi-Aldehyde Dehydrogenase Deficiency

Succinic Semi-Aldehyde Dehydrogenase (SSADH) Deficiency is a neurological disease caused by mutations in SSADH that result in elevated levels of succinic semi-aldehyde, a toxic aldehyde that is converted into gamma-hydroxybutyrate (GHB) and other metabolites that lead to severe neurological dysfunction, including cognitive delay, seizures, and motor disease. Over 400 patients with SSADH deficiency have been identified worldwide, though the precise prevalence of the disease is not known. GHB (also known as sodium oxybate, a drug marketed for psychiatric disorders) and possibly other succinic semi-aldehyde metabolites lead to depression of neurological function, and some patients with a diagnosis of autism have been found to have SSADH Deficiency.

There is currently no FDA-approved therapy specifically indicated for SSADH Deficiency, and most patients are treated supportively with anti-epileptic medications. While several therapeutic approaches have been attempted in clinical trials, and one medication is currently undergoing testing in a clinical trial run by the National Institute of Neurological Disorders and Stroke, to our knowledge, none have shown promise in addressing the core toxicity of succinic semi-aldehyde, and patients are generally poorly treated. By trapping succinic semi-aldehyde, NS2 or other systemically administered aldehyde traps may have the potential to reduce the direct toxicity of succinic semi-aldehyde as well as the formation of neurotoxic metabolites, and represent a novel approach with considerable therapeutic potential in a disease where there remains significant unmet medical need.

A New Therapeutic Approach for Inflammation and Inborn Errors of Aldehyde Metabolism: NS2 and Other Novel Aldehyde Traps

Aldehyde Toxicity

Aldehydes are generated through a variety of metabolic processes and are pro-inflammatory. At high levels, aldehydes are toxic, binding proteins, lipids, carbohydrates, and DNA, and may mediate inflammation in, and the progression of, many serious diseases through signaling cascades that lead to the activation of intracellular inflammatory factors, including NF-kB, an important protein in the inflammatory response. In addition, aldehyde binding to cellular constituents leads to the formation of indigestible adducts and aggregates that are pro-inflammatory and may lead to cellular dysfunction. Because of the inherent toxicity of aldehydes, most, if not all, living organisms contain enzymes such as aldehyde dehydrogenases that detoxify aldehydes. The toxicity of aldehydes is evidenced by human studies showing an increased rate of cognitive decline, cancer, and cardiovascular disease in populations with diminished aldehyde dehydrogenase capacity. Additionally, most inflammatory diseases, including autoimmune disease, neurodegenerative disease, and cardiovascular diseases, manifest elevated aldehyde levels that apparently overwhelm endogenous aldehyde catabolic capacity. To our knowledge, there has never been a concerted pharmaceutical effort to lower all aldehyde levels. Thus, we believe that trapping aldehydes represents a novel platform for the treatment of inflammatory conditions and inborn errors of aldehyde metabolism where genetic mutations prevent the normal degradation of aldehydes.

NS2 – Clinical Development

We are currently developing NS2, a new chemical entity, for the treatment of inflammatory diseases and inborn errors of aldehyde metabolism. NS2 is a small molecule designed specifically to trap, and thereby allow for the degradation of, aldehydes. In in vitro and animal studies, NS2 appears to have minimal pharmacology, meaning that NS2 does not appear to affect most cellular components, including most receptors, enzymes, ion channels, or other proteins. NS2 has been shown to bind and trap aldehydes more rapidly than aldehydes bind any cellular constituent. Evidence suggests that NS2 covalently binds to aldehydes to form NS2-aldehyde adducts, which are rapidly transported to cellular lysosomes and degraded within hours. Outside the lysosome, the NS2-aldehyde adduct is remarkably non-reactive and stable, meaning that NS2-aldehyde binding is essentially irreversible in vivo, hence the notion of NS2 as an aldehyde trap. By essentially irreversibly binding aldehydes to form covalent adducts that are transported to lysosomes for degradation, NS2 has the potential to substantially lower aldehyde levels.

In order to assess the efficacy of aldehyde trapping in human disease, in 2015 we initiated a series of clinical trials in patients with ocular inflammatory disease and in patients with SLS, an inborn error of aldehyde metabolism. Our initial clinical trials in inflammation involved ocular testing, in part, due to the ability to non-invasively assess inflammation on the surface of and within the eye and the ability to treat the eye with topical administration of drug. Our initial clinical trial in inborn errors of aldehyde metabolism focused on SLS, in part, because the dermatologic aspects of the disease may respond to topical administration of drug, and assessment of dermatological response can be performed with relatively non-invasive techniques and clinical examination. Most inflammatory diseases and, that we are aware, all inborn errors of aldehyde metabolism, involve at least some tissues that cannot be effectively treated topically, and thus we are developing systemic formulations of aldehyde traps, including NS2, and plan to initiate Phase I clinical testing of a systemic formulation by the end of 2016. Potential indications for systemic aldehyde traps include: SLS and SSADH Deficiency, two inborn errors of aldehyde metabolism; and severe inflammatory crises where systemic corticosteroids or other potentially toxic anti-inflammatory drugs are currently used in acute care settings.

In September 2015, we initiated a randomized, parallel-group, double-masked, vehicle-controlled Phase IIa clinical trial of NS2 ophthalmic solution in patients with allergic conjunctivitis. Using the conjunctival allergen provocation test (CAPT), one hundred healthy men and women with at least a two-year history of allergic conjunctivitis to grass, tree or ragweed pollen were randomized in equal groups for treatment with topical ocular NS2 or vehicle, and ocular inflammation was induced by exposure to allergen. The clinical endpoints in the trial included patient assessment (on a 0 to 4 point scale) of ocular itching and tearing, two prominent inflammation-related symptoms of allergic conjunctivitis. In February 2016, we announced topline results, which demonstrated statistically significant activity of NS2 over vehicle in reducing ocular itching and tearing, as shown in the graphics below, which, relative to baseline and relative to vehicle, indicate the efficacy of NS2 immediately after initiation of therapy (Visit 4) and after 14 days of dosing (Visit 5). Relative to baseline scores, NS2 demonstrated durable efficacy that persisted across substantially all time points over three hours following CAPT challenges. Despite a stronger than expected vehicle effect, peak changes in ocular itching and tearing scores were statistically superior to vehicle. The reductions from baseline scores were of the same magnitude previously observed in the CAPT model with existing therapies utilized in the treatment of allergic conjunctivitis, and peak changes exceeded one point for both ocular itching and tearing scores. Both drug and vehicle reduced ocular redness relative to baseline, but there were no differences in redness reduction between drug and vehicle groups. NS2 was generally well tolerated and there were no safety concerns during the trial. Transient and generally mild stinging was noted in the treatment arm. Two patients dropped out of the trial during treatment.

To our knowledge, the data from the allergic conjunctivitis Phase IIa clinical trial represent the first demonstration of the efficacy of aldehyde trapping in any human disease, and we believe that the results validate the potential of aldehyde traps as a novel anti-inflammatory therapy. To further assess the anti-inflammatory activity of NS2, and with the same concentration and dosing frequency of NS2 ophthalmic solution used in the allergic conjunctivitis Phase IIa trial, we initiated in April 2015 a randomized, parallel-group, double-masked, vehicle-controlled Phase II clinical trial of NS2 ophthalmic solution in patients with noninfectious anterior uveitis, another ocular inflammatory disease. Data from this trial are expected in the second quarter of 2016. To assess the activity of NS2 in inborn errors of aldehyde metabolism, we initiated in March 2015 a randomized, parallel-group, double-masked, vehicle-controlled Phase II clinical trial of a dermatologic formulation of NS2 for the treatment of the skin manifestations of SLS. Data from this trial are expected in the second or third quarter of 2016. Table 1 summarizes the key characteristics of the Phase II clinical trials with topical administration of NS2. The clinical designs of the trials in Table 1 have been posted on www.clinicaltrials.gov.

Table 1. Clinical Trial Designs

Indication	Allergic Conjunctivitis	Noninfectious Anterior Uveitis	SLS Dermatologic
Drug Product	NS2 0.5% Ophthalmic solution QID	NS2 0.5% Ophthalmic solution QID	NS2 1% Dermatologic QD

Patients	100	45	12

Control	1:1 Vehicle, Double-Masked	1:1:1 (NS2, topical corticosteroid, and sub-therapeutic corticosteroid + NS2), Double-Masked	1:1 Vehicle, Double-Masked

Treatment Time	16 days	6 weeks	8 weeks

Endpoints	Ocular itching, tearing and redness	Ocular inflammation, pain, and visual acuity	Visual Ichthyosis Scale

We completed a double-masked, placebo-controlled, United States-based Phase I clinical trial of 0.25% and 0.5% NS2 administered as an eye drop in 48 healthy volunteers. Up to four doses per day in both eyes were administered per volunteer for seven days for both concentrations. No NS2 was detectable in plasma, and NS2 was well tolerated in all subjects throughout the duration of the study. There was transient and mild stinging in some subjects. NS2 did not appear to affect visual acuity or dark adaptation, and therefore we believe did not disrupt the function of retinaldehyde in the retina or other physiologic processes that relate to visual function.

NS2 – Preclinical Development

We believe we have been the first to demonstrate the positive effects of lowering aldehyde levels with an aldehyde trap in a variety of animal models relating to inflammation, suggesting that aldehyde traps may have potent anti-inflammatory effects that persist hours after NS2 administration at a variety of different doses relevant to clinical testing. In addition, we believe we have also been the first to demonstrate the activity of NS2 in binding aldehydes in in vitro and preclinical models of inborn errors of aldehyde metabolism.

•	In murine models of ocular inflammation and post-surgical healing, topically applied NS2 ophthalmic solution reduced ocular redness and inflammatory cytokines comparable to corticosteroid therapy and slowed the development of corneal haze (fibrosis). (Data presented at the Association for Research in Vision and Ophthalmology 2015 Annual Meeting)

•	In mice injected with a pro-inflammatory agent known as endotoxin, NS2 statistically reduced a variety of inflammatory cytokines (protein inflammatory mediators), including IL-5, Il-1ß, IL-17, and TNF-a, while up-regulating the primary anti-inflammatory cytokine, IL-10. Additionally, in models of murine contact (induced by phorbol myristate acetate) and allergic (induced by sensitivity to oxazolone) dermatitis, NS2 statistically reduced inflammation as measured by edema (swelling). (Data presented at the American Academy of Asthma Allergy and Immunology 2015 Annual Meeting)

•	In a model of radiation mucositis (oral inflammation) in hamsters, chronic subcutaneous administration of NS2 reduced healing time and decreased fibrosis (scarring). (Data presented at the Multinational Association of Supportive Care in Cancer – International Society of Oral Oncology 2015 Annual Meeting)

•	In human skin cells and in cells lacking FALDH (a model of SLS), NS2 prevented aldehydes from binding a lipid (fat) thought to be critical to the dermal moisture barrier. (Data presented at the Society for Inherited Metabolic Disorders 2015 Annual Meeting)

•	In a knock-out mouse model of SSADH Deficiency, NS2 trapped succinic semi-aldehyde in key tissues. (Data presented at the 2015 American Society of Human Genetics Annual Meeting).

Thus, we believe that aldehyde trapping with NS2 potentially has a variety of mechanisms of action – lowering inflammation, reducing healing time, diminishing scarring, and protecting a lipid important in tissue moisture barriers – that may ameliorate aldehyde-mediated disease and deter aldehyde-mediated disease progression in different ways at the same time.

NS2 – Therapeutic Index

Aside from increasing levels of inflammation, there is no generally accepted role of high levels of aldehydes. Some physiologic molecules have aldehyde forms, including retinaldehyde (a form of Vitamin A) and pyridoxal and pyridoxal phosphate (forms of Vitamin B6), but these molecules are not free aldehydes in that they are tightly chaperoned and protected by proteins that prevent the aldehydes from reacting with other molecules, including aldehyde traps. Thus, aldehyde trapping is expected a priori not to lead to overt toxicity by sequestering physiologic aldehydes.

We have completed one Phase IIa clinical trial, one Phase II clinical trial and a number of non-clinical and preclinical toxicity studies of NS2, which appears to be generally well tolerated and safe. Based on the evidence collected by us to date, NS2 is an aldehyde trap that has minimal pharmacological activity per se, in that there are no known direct interactions with cellular components that appear to have significant effects in animals. After systemic exposure to high levels of NS2, no signs of retinaldehyde deficiency on retinal function have been observed, nor have we observed any effects in animals that would suggest pyridoxal deficiencies. No significant toxicity has been observed by us in an animal model when NS2 was administered as a 0.5% eye drop four times per day for up to nine months. No consistent toxicity was observed in animals topically treated once-daily with a 1% NS2 dermatologic formulation for 9 weeks. No NS2-related toxicity has been observed in animals when NS2 was systemically administered in special cardiovascular, neurobehavioral and pulmonary safety studies, or in other studies with NS2, either acutely or chronically, including a study where animals were administered NS2 intravenously for 60 days. In preparation for clinical testing of systemically administered NS2, other intravenous toxicology studies are in progress.

To our knowledge, levels of aldehydes in tissue generally do not exceed 10µM for sustained durations, since, based on cell toxicity studies after exposure to aldehydes, 10µM concentrations can lead to significant cell death. In skin cell culture from patients with SLS, over 80% cell death has been observed at 60µM concentrations of aldehydes; however, biopsies of SLS patients do not indicate cell death, suggesting that the actual aldehyde concentrations in the skin of SLS patients is far lower than 60µM. In the tears of patients with dry eye, aldehyde concentrations are estimated at 1µM. Based on the totality of these results, we believe that the levels of aldehydes in SLS or other human diseases are likely significantly lower than 10µM on a sustained basis. Relative to aldehyde levels, concentrations of NS2 are generally higher in our pharmaceutical preparations and in the tissue of animals after NS2 administration. Eye drops containing 0.5% NS2 are greater than 20mM (20,000-fold greater than reported aldehyde load in tears of dry eye patients), and a single drop results in maximum anterior ocular tissue concentrations of greater than 15µM in non-human primates. Likewise, maximum NS2 concentrations in 1% dermatologic topical preparations are greater than 40mM, and following 21 days of once-daily exposure to topical 1% NS2 in animals, dermal tissue levels of NS2 ranged from 10 to 30 µM, with systemic levels of NS2 estimated to be less than 1 µM. Given the potential to be able to administer NS2 topically in concentrations that far exceed predicted aldehyde concentrations, we believe that NS2 has the potential to significantly lower aldehyde loads in diseases where topical administration of NS2 is applicable. However, it is likely that there are “sinks” or stores of aldehydes that are temporarily bound to proteins and other cellular and non-cellular constituents. Temporarily bound aldehydes are likely not immediately accessible to aldehyde traps. Over time, as accessible aldehydes are trapped, aldehyde sinks may release free aldehyde, requiring sustained administration of aldehyde traps to lower total aldehyde levels.

Novel Aldehyde Trap Development

In addition to the development of NS2, we intend to continue the discovery and development of other novel aldehyde traps and we intend to continue to develop intellectual property around such molecules. We have identified, synthesized, and tested in vitro numerous molecules that may be more potent than NS2 in trapping aldehydes. We are currently screening novel traps for product candidates to address diseases where topical and systemic administration are applicable to reduce aldehyde-mediated pathology. We expect to nominate new aldehyde traps for further development in 2016; however, given the unpredictable nature of medicinal chemistry and the early stage molecular screening, the timing of product candidate selection is difficult to ascertain.

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

Patent Portfolio

Our patent portfolio currently includes patents and patent applications covering the composition, formulation, and uses of NS2, and the compositions and uses of other novel aldehyde trapping compounds. As of December 31, 2015, we owned three United States patents and six pending United States non-provisional patent applications, as well as numerous foreign counterparts to these patents and patent applications. We expect the issued NS2 composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign NS2 composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2026. We expect other patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2026 to 2034. NS2 composition of matter patents have been issued in Australia, Canada, China, Europe (validated in about 14 member countries), Hong Kong, India, Indonesia, Japan, Mexico, Russia and South Korea. NS2 composition of matter patent claims are pending in Brazil.

Other Intellectual Property Rights

Our marks ALDEYRA THERAPEUTICS and our logo are registered with the United States Patent and Trademark Office.

In February 2010, we entered into a License and Supply Agreement with CyDex Pharmaceuticals, Inc., which was subsequently acquired by Ligand Pharmaceuticals Incorporated. The agreement grants us an exclusive license in the field of use of aldehyde traps in ocular disease (with certain exclusions) to certain excipient-related composition of matter and method of use patents to produce, use or sell our products that contain a certain solubilizing excipient, and allows for us to purchase at a defined cost an excipient used in our eye drop formulation of NS2. We will also be obligated to make milestone payments of up to an aggregate of $2.15 million upon reaching certain development and regulatory milestones in the development of our product. In the event of commercialization of a product containing the excipient, the agreement stipulates royalties at a low single digit percentage of applicable net sales, with an annual cap. The agreement continues in effect until the 7th anniversary of the expiration of all patents licensed under the agreement, which we currently estimate to be April 2036 unless earlier terminated by the parties. CyDex has the right to terminate the agreement if we are in default under the agreement and should fail to cure such default within thirty (30) days (or ten (10) days with respect to any payment obligation). Default includes, among other things, the failure to fulfill certain obligations and meet certain deadlines in connection with the commercialization of our product. We have the right to terminate the agreement at any time by 90 days written notice, or 45 days written notice in the event of a material breach by CyDex.

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

Sales and Marketing

We are currently seeking and will continue to seek to develop and commercialize NS2 for certain diseases in the United States alone, or with partners. Our intended strategy for NS2, if approved, will be to establish NS2 as the prescription product of choice for inflammatory disease and inborn errors of aldehyde metabolism. If approved by regulatory agencies for marketing, our current expectation is that NS2 would initially be sold by us to small groups of physicians that specialize in rare disorders. We may also plan to utilize strategic partners or contract sales forces to assist in the commercialization of NS2 for common diseases, and with such partners, would seek to build awareness in the approved patient populations of the clinical utility of NS2.

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

Employees

As of December 31, 2015, we had eight full time employees and had engaged a number of key consultants. We intend to increase our employee base in connection with the continuing clinical development of NS2 and other potential product candidates. We expect that a number of consultants previously engaged in development of NS2 will participate in ongoing clinical and manufacturing activities. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Competition

Aldehyde Modulation

Various academic groups have published on the idea of reducing aldehyde levels, primarily by using compounds with primary amines (certain nitrogen-containing compounds) that react with aldehydes through a well-known chemical process known as the Schiff base reaction. The Schiff base reaction is reversible, and generally the substrates (precursors) and products of the reaction exist in equilibrium such that at any point in time, the aldehyde substrate may be bound or unbound. In this way, Schiff base reactions alone represent reversible and temporary aldehyde binding. Various aldehyde-binding amines have been described, particularly carnosine (a naturally occurring dipeptide), which has a variety of additional potential mechanisms of action unrelated to aldehydes. At least one group has published on the use of certain nitrogen-containing marketed products to temporarily, in a reversible manner, bind retinaldehyde as a potential therapy for retinal disease. We believe that NS2 and other novel aldehyde traps that we have discovered are differentiated from the above approaches in that the chemical structures are novel and the reaction with aldehydes is essentially irreversible in vivo, which we believe may result in a more effective means of diminishing aldehyde levels.

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

Other Pharmacotherapies

The pharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies, academic institutions, government agencies and research institutions. We believe that the key competitive factors that will affect the development and lead to the commercial success of our product candidates are efficacy, safety, tolerability, and the ability to reduce the dependence on, or the dose of, more toxic products.

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

Table 2. Competitive Pharmaceuticals by Indication

Indication	Competitive Products
Allergic Conjunctivitis	Topical antihistamines and corticosteroids, nonsteroidal anti-inflammatory drugs (NSAIDs), Mast cell stabilizers

Noninfectious Anterior Uveitis	Topical corticosteroids

Sjögren-Larsson Syndrome	Retinoids, keratinolytics, and moisturizers

Succinic Semi-Aldehyde Dehydrogenase Deficiency	Anti-epileptics

We believe that there is significant unmet medical need for the diseases that we intend to study. If NS2 is proven to be safe and effective, we believe that NS2 could be used in place of or in addition to current therapies, especially in instances where current therapies are toxic and reducing exposure to such therapies would be desirable. Topical corticosteroids for ocular inflammatory diseases are often associated with toxicity, including corneal ulceration, cataracts, and glaucoma. There is no approved therapy for SLS. We believe that the current non-specific creams and medications for SLS are poorly effective, if effective at all. There is no approved therapy for SSADH Deficiency. We believe that anti-epileptics and other medications used in SSADH Deficiency are inadequate in controlling the symptoms of the disease. While NS2 and other novel aldehyde traps may manifest efficacy and safety advantages over currently available therapies, many such therapies are generic or may be priced considerably lower than the NS2 pricing that we anticipate. Pricing factors may discourage the initial or prolonged use of NS2.

Many drugs are in development for allergic conjunctivitis. Novartis/Alcon (ESBA105, LME636) and EyeGate Pharmaceuticals, Inc. (EGP-437) have conducted or are conducting clinical trials in anterior uveitis. For the diseases we intend to study, there may be other developmental therapies of which we are not aware. We believe that there are no drugs in development specifically for SLS. The National Institute of Neurological Disorders and Stroke is conducting a clinical trial of a GABA receptor antagonist (SGS-742) for SSADH Deficiency.

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

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources. Preclinical tests include laboratory evaluation of product chemistry, formulation, manufacturing and control procedures and stability, as well as animal studies to assess the toxicity and other safety characteristics of the product. The results of preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Even if the IND becomes effective and the trial proceeds without initial FDA objection, the FDA may stop the trial at a later time if it has concerns, such as if unacceptable safety risks arise.

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

Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. In addition, the FDA may require post-approval testing, including Phase IV studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Products may be marketed only for the approved indications and in accordance with the provisions of the approved label, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms, such as a Black Box Warning, which highlights a specific warning (typically life-threatening), or a REMS program. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, a company may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require such company to develop additional data or conduct additional preclinical studies and clinical trials.

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

Research and Development Expenses

Substantially all of our research and development expenses incurred to date have been related to the development of NS2. Our research and development expenses totaled $7.6 million for the year ended December 31, 2015 and $3.7 million for the year ended December 31, 2014.

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

Risks Related to our Business

We have incurred significant operating losses since inception and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for NS2 and our other product candidates. Net loss attributable to common stockholders for the years ended December 31, 2015 and 2014 was approximately $12.1 million and $9.6 million, respectively. As of December 31, 2015, we had total stockholders’ equity of $24.9 million and an accumulated deficit of $58.6 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if NS2 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Our product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product. We have only one product candidate that has been the focus of significant development: NS2, a novel small molecule chemical entity that is believed to trap and allow for the degradation of aldehydes, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are largely dependent on successful continued development and ultimate regulatory approval of this product candidate for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of NS2. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of NS2. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the necessary clinical trials for NS2;

•	we may not be able to provide evidence of safety and efficacy for NS2;

•	we may not be able to timely finalize the design or formulation of any product candidate or demonstrate that a formulation of our product candidate will be stable for commercially reasonable time periods;

•	the results of later phases of our clinical trials may not confirm the results of our earlier trials, particularly because the safety of NS2 has not been confirmed in a diseased population nor has NS2 been administered to humans in any other dosage form other than an eye drop and a topical dermatologic formulation;

•	there may be variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA, or comparable foreign regulatory bodies for marketing approval;

•	patients in our clinical trials may suffer other adverse effects or die for reasons that may or may not be related to NS2;

•	if approved for certain diseases, NS2 will compete with well-established products already approved for marketing by the FDA, including corticosteroids and other agents that have demonstrated varying levels of efficacy in some of the diseases for which we may attempt to develop NS2; and

•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

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

We commenced our first clinical trial in 2010, and we have limited experience developing clinical-stage compounds upon which you can evaluate our business and prospects. In addition, as an early-stage clinical development company, we have limited experience in conducting clinical trials, and we have never received regulatory approval for any of our products. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan we will need to successfully:

•	execute our product candidate development activities, including successfully completing our clinical trial programs and product design and formulation of future product candidates;

•	obtain required regulatory approvals for our product candidates;

•	manage our spending as costs and expenses increase due to the performance and completion of clinical trials, attempting to obtain regulatory approvals, manufacturing and commercialization;

•	secure substantial additional funding;

•	develop and maintain successful strategic relationships;

•	build and maintain a strong intellectual property portfolio;

•	build and maintain appropriate clinical, sales, distribution, and marketing capabilities on our own or through third parties; and

•	gain broad market acceptance for our product candidates.

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

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, our clinical trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

In addition, the presumed mechanisms of aldehyde-mediated inflammation are distinct from the presumed aldehyde-mediated pathology in inborn errors of metabolism, and the outcome of clinical trials of NS2 in one indication is unlikely to predict the outcome of clinical trials with NS2 in other indications.

Because NS2 and our other product candidates are, to our knowledge, new chemical entities, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of these product candidates and obtain the necessary regulatory approvals for commercialization.

Our product candidates are, to our knowledge, new chemical entities, and unexpected problems related to such new technology may arise that can cause us to delay, suspend or terminate our development efforts. NS2 administered as an eye drop has completed a Phase I clinical trial in healthy volunteers. Prior to the commencement of our Phase II clinical trials in 2015, NS2 had not been administered to humans by any other route. Further, NS2 has not demonstrated efficacy in humans for any disease other than our Phase IIa clinical trial of topical ocular NS2 in subjects with induced allergic conjunctivitis. Because NS2 is a novel chemical entity with limited use in humans, short and long-term safety, as well as prospects for efficacy, are poorly understood and difficult to predict due to our and regulatory agencies’ lack of experience with them. Regulatory approval of new product candidates such as NS2 can be more expensive and take longer than approval for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates.

Our dermatologic topical formulation of NS2 is unlikely to affect other clinical manifestations of Sjögren-Larsson Syndrome, which may decrease the likelihood of regulatory and commercial acceptance.

While the primary day-to-day complaint of Sjögren-Larsson Syndrome (SLS) patients and their caregivers are symptoms associated with severe skin disease, SLS patients also manifest varying degrees of delay in mental development, spasticity, seizures and retinal disease. Due to expected low systemic exposure of NS2 when administered topically to the skin, it is unlikely that NS2 will significantly affect the non-dermatologic conditions of SLS. Lack of effect in neurologic and ocular manifestations of SLS may negatively impact regulatory discussions with the FDA and may also negatively impact reimbursement, pricing and commercial acceptance of NS2, if it is approved.

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

Any termination or suspension of, or delays in the commencement or completion of, our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

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

We have not yet completed testing of any of our product candidates in humans for the treatment of the indications for which we intend to seek approval, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. NS2, for example, has been observed to be toxic at high concentrations in in vitro human dermal tissue. In addition, there was transient and generally mild stinging noted in the NS2 treatment arm of our Phase IIa clinical trial in allergic conjunctivitis, with two patients out of the 50 patients in the treatment arm dropping out of the trial during treatment. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product candidate.

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

As of December 31, 2015, we had only eight full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of four individuals and certain other employees: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer; Stephen J. Tulipano, our Chief Financial Officer; David J. Clark, our Chief Medical Officer; and Scott L. Young, our Chief Operating Officer. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, dermatologic drug development and ocular drug development consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

Because, as of December 31, 2015, we only had eight full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of NS2 and our other product candidates, as well as function as a public company. As we seek to advance NS2 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

If we and any of our future development partners are successful in commercializing our products, the FDA and foreign regulatory authorities will require that we and any of our future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our future development partners may fail to report adverse events we become aware of within the prescribed timeframe or to perform inadequate investigations of their causes. We and any of our future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we and any of our future development partners fail to comply with our reporting obligations, the FDA or a foreign regulatory authority could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

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

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Pacific Western. In the case of a continuing event of default under the loan, Pacific Western, the lender, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Although as of December 31, 2015, we had sufficient cash and cash equivalents to repay all obligations owed to Pacific Western if the debt was accelerated, in the event we do not or are not able to repay the obligations at the time a default occurred, Pacific Western may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Pacific Western under the loan, which includes our intellectual property.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. As of March 2014, we adopted a new brand, Aldeyra Therapeutics. Our marks ALDEYRA THERAPEUTICS and our logo are registered with the USPTO. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

We will require substantial future capital in order to complete the remaining clinical development for NS2 and our other product candidates and to potentially commercialize these product candidates. We expect our spending levels to increase in connection with our clinical trials of NS 2 and our other product candidates, as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

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

We have a $5.0 million Credit Facility with Pacific Western that is secured by a lien covering all of our assets as of December 31, 2015. As of December 31, 2015 and December 31, 2014, the outstanding principal balance under the Credit Facility was approximately $1.4 million. Under the terms of the Credit Facility, (i) $2,000,000 was made available on November 10, 2014; and (ii) $3,000,000 (the Tranche B Loan) is to be made available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data (as determined by our Board of Directors) in either SLS or noninfectious anterior uveitis. However, we can provide no assurances that we will satisfy the conditions for the Tranche B Loan. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of transactions involving our common stock.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. In the past, Aldeyra has undergone two ownership changes. However, our management believes that we had sufficient “Built-In-Gain” to offset the Section 382 of the Code limitation generated by the ownership changes. Any future ownership changes may cause our existing tax attributes to have additional limitations.

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

As of December 31, 2015, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 71.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our loan and security agreement with Pacific Western currently prohibits us from paying dividends on our equity securities, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

Our offices are located in Lexington, Massachusetts. As of December 31, 2015, we had leased approximately 3,700 square feet of office space pursuant to a lease that expires in 2017. In March 2016, we leased approximately 3,188 square feet of additional office space in the same building pursuant to a sublease that expires in September 2017. Management believes that this office space is suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms.

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

Year Ended December 31, 2015	High	Low
First quarter 2015	$12.30	$6.90
Second quarter 2015	$11.79	$6.64
Third quarter 2015	$10.90	$5.35
Fourth quarter 2015	$7.70	$4.84

Year Ended December 31, 2014	High	Low
Second quarter 2014 (from May 1, 2014)	$8.22	$6.00
Third quarter 2014	$7.63	$3.00
Fourth quarter 2014	$11.99	$5.39

Holders of Record

As of December 31, 2015 there were 18 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing at the end of this annual report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this annual report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biotechnology company focused primarily on the development of new products for diseases caused by inflammation and inborn errors of metabolism that are thought to be related to naturally occurring toxic and pro-inflammatory chemical species known as aldehydes. We have developed a series of aldehyde traps, molecules that are designed specifically to sequester and allow for the degradation of aldehydes. Our most advanced aldehyde trap, NS2, is a novel product candidate that we are developing for the treatment of:

•	Allergic Conjunctivitis, a common disease that affects more than 20% of the population worldwide, and related rare allergic ocular diseases that are characterized by inflammation of the conjunctiva (a membrane covering part of the front of the eye), resulting in ocular itching, excessive tear production, swelling, and redness;

•	Noninfectious Anterior Uveitis, a severe inflammatory eye disease that can lead to blindness;

•	Sjögren-Larsson Syndrome, a rare inborn error of metabolism caused by mutations in an enzyme that metabolizes fatty aldehydes, resulting in severe skin and neurological disorders; and

•	Succinic Semi-Aldehyde Dehydrogenase Deficiency, a rare inborn error of metabolism caused by genetic mutations in an aldehyde-metabolizing enzyme that lead to severe neurological disease.

In 2015, we began clinical testing of NS2 in diseases where we believe aldehyde trapping may improve symptoms and slow or prevent disease progression. In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled Phase IIa clinical trial of NS2 ophthalmic solution in patients with allergic conjunctivitis demonstrated statistically and clinically significant activity of NS2 over vehicle in reducing ocular itching and tearing. In the second quarter of 2016, we expect to report results of our randomized, parallel-group, double-masked, vehicle-controlled Phase II clinical trial of NS2 ophthalmic solution in patients with noninfectious anterior uveitis. In the second or third quarter of 2016, we expect to report results of our randomized, parallel-group, double-masked, vehicle-controlled Phase II clinical trial of a dermatologic formulation of NS2 for the treatment of the skin manifestations of SLS. By the end of 2016, we expect to initiate Phase I clinical testing of a systemic formulation of NS2 in preparation for potential Phase II clinical trials in SLS, SSADH Deficiency, and severe inflammatory crises. We are also developing aldehyde traps different from NS2 that have the potential to treat diseases other than those described above. All of our development timelines could be subject to adjustment depending on recruitment rate, regulatory agency review, and other factors that could delay the initiation and completion of clinical trials.

NS2 has been tested in a variety of in vitro and preclinical models, and has demonstrated efficacy in trapping aldehydes, diminishing inflammation, reducing healing time, protecting key cellular constituents from aldehyde damage, and lowering the potential for scarring or fibrosis. In cell models of SLS, NS2 has demonstrated trapping of fatty aldehydes, and in a knock-out mouse model of SSADH Deficiency, NS2 has demonstrated trapping of succinic semi-aldehyde in key organs. NS2 has completed a variety of toxicity studies in animals and appears generally safe and well tolerated.

We have no products approved for sale, and we have not generated any revenue from product sales or other arrangements. We have primarily funded our operations through the sale of our convertible preferred stock, common stock, convertible promissory notes, warrants and borrowings under our loan and security agreements.

In May 2014, we closed our IPO (Initial Public Offering) whereby we received net proceeds of approximately $10.0 million, after underwriter discounts, expenses and commissions, through the sale of 1,500,000 shares of our common stock at $8.00 per share. In January 2015, we received net proceeds of approximately $9.0 million, after placement agent fees and expenses from two private placements of common stock and warrants to purchase common stock. In addition, in May 2015, we raised approximately $19.5 million, after deducting underwriting discounts and commissions and other offering expenses through the issuance and sale of 2,822,500 shares of common stock in a follow-on public offering, including shares sold pursuant to the underwriters exercise of their option to purchase additional shares of common stock.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of NS2 or other aldehyde traps, and we may in-license, acquire or invest in complementary businesses or products. In addition, as capital resources permit, we may augment or otherwise modify the clinical development plan described herein.

Research and development expenses

We expense all research and development expenses as they are incurred. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense until incurred. Research and development expenses primarily include:

•	non-clinical development, preclinical research, and clinical trial and regulatory-related costs;

•	expenses incurred under agreements with sites and consultants that conduct our clinical trials;

•	expenses related to generating, filing, and maintaining intellectual property; and

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense. Substantially all of our research and development expenses to date have been incurred in connection with NS2. We expect our research and development expenses to increase for the foreseeable future as we advance NS2 and other compounds through preclinical and clinical development, including the conduct of our planned clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of NS 2 and our future product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•	per patient trial costs;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the cost of comparative agents used in trials;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up; and

•	the efficacy and safety profile of the product candidate.

We do not expect NS2 to be commercially available, if at all, for the next several years.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Our general and administrative expenses consisted primarily of payroll expenses for our full-time employees during the years ended December 31, 2015 and 2014. Other general and administrative expenses include professional fees for auditing, tax, and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, interest expense incurred on our outstanding debt and changes in the fair value of our derivative liabilities. There were no derivative liabilities outstanding as of December 31, 2015.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For December 31, 2015, comprehensive loss is equal to our net loss of $12.1 million and an unrealized loss on marketable securities of $8,000. For December 31, 2014, comprehensive loss is equal to net loss of $5.2 million

Critical Accounting Policies and Significant Judgments and Estimates

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this annual report on Form 10-K, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

The assumptions used in the Black-Scholes option pricing model to determine the fair value of employee stock option grants in 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Expected dividend yield	0%	0%
Anticipated volatility	88.57%	88.57%
Estimated stock price	$7.19 - $8.37	$4.99 - $8.00
Exercise price	$7.19 - $8.37	$4.99 - $8.00
Expected life (years)	5.50 - 6.25	6.00 - 6.25
Risk free interest rate	0.27% - 1.91%	1.92% - 2.03%

Other Information

Net Operating Loss Carryforwards

As of December 31, 2015, we have Federal and State income tax net operating loss (“NOL”) carryovers of approximately $26.1 million and $23.3 million, respectively, which will expire at various dates through 2035. As of December 31, 2015 we have Federal and State tax carryovers of credits for increasing research activities (“R&D tax credits”) of approximately $623,000 and $67,000, respectively, which will expire at various dates through 2035.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. In the past, we have undergone two ownership changes. However, our management believes that any limitation had sufficient “Built-In-Gain” to offset the Section 382 of the Code limitation generated by the ownership changes. Any future ownership changes may cause our existing tax attributes to have additional limitations.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update is required to be effective for all public Companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. We do not believe that ASU 2015-17 will have a material impact on our financial statements.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are in the process of evaluating the future impact of ASU 2016-02 on our financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for us in the first quarter of fiscal year 2017, with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis to each individual period presented. Upon implementation, the change in reporting debt issuance costs will require us to reclassify any deferred financing costs from an asset to a reduction of the reported debt balance. The application of ASU 2015-03 is expected to reduce our total assets and liabilities but is not expected to have an impact on stockholders’ equity, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. We early adopted ASU 2014-15 in the year ended December 31, 2015, and it did not have an impact on our financial statements.

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

Comparison of Years Ended December 31, 2015 and 2014

Net loss attributable to common stockholders. Net loss attributable to common stockholders for the years ended December 31, 2015 and 2014 was approximately $12.1 million and $9.6 million, respectively. As of December 31, 2015, we had total stockholders’ equity of $24.9 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses.

Research and development expenses. Research and development expenses were $7.6 million for the year ended December 31, 2015 compared to $3.7 million for the same period in 2014. The increase of $3.9 million is primarily related to the increase in our external research and development expenditures, including clinical and an increase in personnel costs associated with an increase in headcount.

General and administrative expenses. General and administrative expenses were $4.4 million for the year ended December 31, 2015, compared to $3.6 million for the year ended 2014. The increase of approximately $852,000 is primarily related to an increase in legal costs, insurance costs, personnel costs due to increased headcount and other costs associated with being a public company.

Other income (expense). Total other income (expense) was approximately $0.1 million for the year ended December 31, 2015 and consisted of interest expense related to our credit facility partially offset by interest income. Total other income (expense) was $2.1 million for the same period in 2014 and primarily consisted of the change in fair market value of preferred stock warrant liabilities.

Upon our Initial Public Offering in May 2014, all redeemable convertible preferred stock was converted into common stock and the derivative warrant liabilities were net exercised and converted into common stock.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our Credit Facility discussed below. We have incurred operating losses since inception and negative cash flows from operating activities in devoting substantially all of our efforts towards research and development. At December 31, 2015, we had total stockholders’ equity of approximately $24.9 million and cash, cash equivalents and marketable securities of $27.6 million. During the year ended December 31, 2015, we had net loss attributable to common stockholders of approximately $12.1 million. We expect to generate operating losses for the foreseeable future.

In April 2012, we entered into a loan and security agreement (the Credit Facility) with Pacific Western Bank (Pacific Western, formerly Square 1 Bank) with availability in the amount of $0.5 million to help fund our operations. The Credit Facility was subsequently amended in November 2013 to provide us with an additional $1.0 million of available funds. We received an advance payment of $1.0 million in November 2013 through a term loan. The amended Credit Facility called for interest only payments at a 6.50% interest rate from November 2013 through November 2014 for all amounts outstanding, inclusive of those amounts originally drawn during 2012 prior to the amendment, at which point, we are required to make principal payments of $58,160 plus interest through the maturity date of the term loans in November 2016. The amended Credit Facility was amended again in November 2015 extending the interest only period and the Tranche B conditions. As of December 31, 2013, $1,395,833 was outstanding under the Credit Facility. In November 2014, we and Pacific Western amended the Credit Facility. Pursuant to the Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5,000,000 available to us with proceeds to be used first to refinance outstanding loans from Pacific Western, second to fund expenses related our clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to us upon the following terms: (i) $2,000,000 was made available in November 2014; and (ii) $3,000,000 (the Tranche B Loan) is to be made available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data in either

Sjögren-Larsson Syndrome (SLS) or noninfectious anterior uveitis. As of December 31, 2015, $1,395,833 was outstanding under the Credit Facility. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The effective interest rate through December 31, 2015 was 7.89%. Any term loan made is payable as interest-only prior to November 2016 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by our assets, including our intellectual property.

On May 7, 2014, we closed our Initial Public Offering, in which 1,500,000 shares of common stock were sold at a price to the public of $8.00 per share for an aggregate offering price of $12.0 million. The offer and sale of all of the shares in the Initial Public Offering were registered under the Securities Act of the 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-193204), which was declared effective by the SEC on May 1, 2014. The offering commenced as of May 1, 2014 and did not terminate before all of the securities registered in the registration statement were sold. Aegis Capital Corp. acted as the sole manager of the offering and as representative of the underwriters. We raised approximately $10.0 million in net proceeds after deducting underwriting discounts and commissions of $0.8 million, $1.0 million in prepaid offering and printing costs and other offering costs of $0.2 million.

On January 15, 2015, we sold, in a private placement, an aggregate of approximately 1.1 million shares of common stock at a price of $7.00 per share. Investors received warrants to purchase up to approximately 1.1 million shares of common stock at an exercise price of $9.50. The warrants will expire 3 years from the date of issuance. The warrants do not include a net-exercise feature. The warrants may be redeemed by us at a price of $0.001 per share upon notice to the holders in the event that the closing bid for Aldeyra’s common stock for each of the fifteen consecutive trading days prior to such redemption is at least $20.00 per share and the average trading volume of Aldeyra’s common stock during such period is 50,000 shares per day. Following Aldeyra’s notification to the warrant holders of its exercise of the redemption right under the warrants, each warrant holder will have the option to exercise their warrants prior to the redemption date rather than having them redeemed. We raised approximately $7.1 million in net proceeds in the private placement of common stock and warrants.

On January 22, 2015, in a subsequent private placement, we sold an aggregate of 211,528 shares of common stock at a price of $9.33 per share and a warrant to purchase up to 211,528 shares of common stock at a price of $0.125 per share subject to the warrant. The exercise price of the warrant is $9.50 per share. The warrant will expire 3 years from the date of issuance. The warrant does not include a net-exercise feature. The warrant may be redeemed by us at a price of $0.001 per share upon notice to the holder thereof in the event that the closing bid for Aldeyra’s common stock for each of the fifteen consecutive trading days prior to such redemption is at least $20.00 per share and the average trading volume of Aldeyra’s common stock during such period is 50,000 shares per day. Following Aldeyra’s notification to the warrant holder of its exercise of the redemption right under the warrant, the warrant holder will have the option to exercise the warrant prior to the redemption date rather than having it redeemed. We raised approximately $1.9 million in net proceeds in the private placement of common stock and a warrant to purchase common stock.

We raised approximately $19.5 million, after deducting underwriting discounts and commissions and other offering expenses, which closed on May 22, 2015, through the issuance and sale of 2,822,500 shares of common stock in a follow-on public offering, including shares sold pursuant to the underwriters exercise of their option to purchase additional shares of common stock.

We believe that our cash, cash equivalents and marketable securities as of December 31, 2015, together with the amounts available under the Credit Facility, will be adequate to fund operations through approximately the end of 2017. However, these amounts will not be sufficient for us to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of NS2. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the progress, costs, results of and timing of our clinical development program for NS2 and our other product candidates, including our current and planned clinical trials;

•	the need for, and the progress, costs and results of, any additional clinical trials of NS2, including systemic formualtions, we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of NS2;

•	our ability to satisfy the conditions for the Tranche B Loan;

•	the outcome, costs and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;

•	the timing and costs associated with manufacturing NS2 for clinical trials and other studies and, if approved, for commercial sale;

•	our need and ability to hire additional management, development and scientific personnel;

•	the cost to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecuting, defending and enforcing of any patents or other intellectual property rights;

•	the timing and costs associated with establishing sales and marketing capabilities;

•	market acceptance of NS2;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and

•	our need to remediate any material weaknesses and implement additional internal systems and infrastructure, including financial and reporting systems.

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

The following table summarizes our cash flows:

	Years ended December 31,
	2015	2014
Net cash used in operating activities	$(9,311,753)	$(4,775,994)
Net cash used in investing activities	(13,036,256)	(14,062)
Net cash provided by financing activities	28,469,571	10,055,006

Net increase in cash and cash equivalents	$6,121,562	$5,264,950

Operating Activities. Net cash used in operating activities was $9.3 million in 2015 compared to net cash used in operating activities of $4.8 million in 2014. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for 2015 as compared to 2014 was due to an increase in both research and development and general and administrative expenses.

Investing Activities. Net cash used in investing activities in 2015 were $13.0 million related primarily to the purchase of marketable securities.

Financing Activities. Net cash provided by financing activities was $28.5 million for the year ended December 31, 2015 related to our private and public placement offerings, compared to net cash provided by financing activities of $10.1 million for year ended 2014 which was related to our Initial Public Offering.

Off-Balance Sheet Arrangements

Through December 31, 2015, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

Our long-term debt obligation consists of amounts we are obligated to repay under our Credit Facility with Pacific Western, of which $1.4 million was outstanding as of December 31, 2015. On November 9, 2015, we amended our Credit Facility with Pacific Western. Pursuant to the amended Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5,000,000 available to us with proceeds to be used first to refinance outstanding loans from Pacific Western, second to fund expenses related to our clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to us upon the following terms: (i) $2,000,000 was made available on November 10, 2014; and (ii) $3,000,000 is to be made available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data in either SLS or noninfectious anterior uveitis Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan we draw is payable as interest-only prior to November 2016 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The following table summarizes our contractual obligations at December 31, 2015:

	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years
Credit Facility	$1,395,833	$77,546	$930,556	$387,731	$—
Operating lease obligations	$126,412	$69,427	$56,985	$—	$—

Total	$1,522,245	$146,973	$987,541	$387,731	$—

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

In March 2016, we entered into a sublease for approximately 3,188 additional square feet of office space to expand our headquarters in Lexington, Massachusetts. The sublease expires in September 2017. The sublease provides for the payment of annual base rent in the amount of $67,000 payable in monthly installments and the requirement to pay certain operating expenses, taxes and other fees in accordance with the terms of the master lease.

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

The information required by this Item 8 is contained on pages 73 through 93 of this annual report on Form 10-K and is incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on the assessment, our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2015 (the Proxy Statement), and is incorporated in this annual report on Form 10-K by reference.

Code of Conduct

Our board of directors adopted a code of ethics and business conduct that applies to each of our directors, officers and employees. The full text of our code of business conduct is posted on the Investors portion of our website at http://ir.aldeyra.com. Any waiver of the code of ethics and business conduct for an executive officer or director may be granted only by our board of directors or a committee thereof and must be timely disclosed as required by applicable law. We have implemented whistleblower procedures that establish format protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to the audit committee.

ITEM 11.	Executive Compensation

The information required by this item will be contained in the Proxy Statement and is incorporated in this annual report on Form 10-K by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement and is incorporated in this annual report on Form 10-K by reference.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement and is incorporated in this annual report on Form 10-K by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item will be contained in the Proxy Statement and is incorporated in this annual report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The financial statements filed as part of this annual report on Form 10-K are listed and indexed at page 73. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this annual report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Commonwealth of Massachusetts, on March 30, 2016.

ALDEYRA THERAPEUTICS, INC.

By:	/s/ Todd Brady, M.D., Ph.D.
Todd Brady, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd C. Brady, M.D., Ph.D. Todd C. Brady, M.D., Ph.D.	Chief Executive Officer and Director (principal executive officer)	March 30, 2016

/s/ Stephen J. Tulipano Stephen J. Tulipano	Chief Financial Officer (principal financial and accounting officer)	March 30, 2016

/s/ C. Boyd Clarke C. Boyd Clarke	Chairman of the Board of Directors	March 30, 2016

/s/ Ben Bronstein, M.D. Ben Bronstein, M.D.	Director	March 30, 2016

/s/ Martin J. Joyce Martin J. Joyce	Director	March 30, 2016

/s/ Gary Phillips, M.D. Gary Phillips, M.D.	Director	March 30, 2016

/s/ Jesse Treu, Ph.D. Jesse Treu, Ph.D.	Director	March 30, 2016

/s/ Neal Walker, D.O. Neal Walker, D.O.	Director	March 30, 2016

ALDEYRA THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Aldeyra Therapeutics, Inc.

Lexington, Massachusetts

We have audited the accompanying balance sheets of Aldeyra Therapeutics, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aldeyra Therapeutics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

March 30, 2016

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14,648,866	$8,527,304
Marketable securities	12,941,776	—
Prepaid expenses and other current assets	497,552	232,568

Total current assets	28,088,194	8,759,872
Deferred offering costs	36,236	14,238
Fixed assets, net	80,334	12,993

Total assets	$28,204,764	$8,787,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$851,160	$341,294
Accrued expenses	1,186,429	908,724
Current portion of credit facility	77,546	77,546

Total current liabilities	2,115,135	1,327,564
Credit facility, net of current portion and debt discount	1,211,310	1,175,481

Total liabilities	3,326,445	2,503,045

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 9,712,521 and 5,565,415 shares issued and outstanding, respectively	9,713	5,565
Additional paid-in capital	83,478,851	52,790,090
Accumulated other comprehensive loss, net of tax	(8,361)	—
Accumulated deficit	(58,601,884)	(46,511,597)

Total stockholders’ equity	24,878,319	6,284,058

Total liabilities and stockholders’ equity	$28,204,764	$8,787,103

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2015	2014
Operating expenses:
Research and development	$7,574,398	$3,707,544
General and administrative	4,414,709	3,563,046

Loss from operations	(11,989,107)	(7,270,590)

Other income (expense):
Change in fair value of preferred stock warrant liabilities	—	2,327,502
Interest income	11,126	3
Interest expense	(112,306)	(244,174)

Total other income (expense), net	(101,180)	2,083,331

Net loss	(12,090,287)	(5,187,259)
Accretion of preferred stock	—	(333,082)
Deemed dividend	—	(4,053,570)

Net loss attributable to common stockholders	$(12,090,287)	$(9,573,911)

Net loss per share attributable to common stockholders:
Basic	$(1.40)	$(2.51)

Diluted	$(1.40)	$(3.09)

Weighted average common shares outstanding:
Basic	8,633,897	3,818,157

Diluted	8,633,897	3,850,612

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2015	2014
Net loss	$(12,090,287)	$(5,187,259)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(8,361)	—

Total other comprehensive loss	(8,361)	—

Comprehensive loss	$(12,098,648)	$(5,187,259)

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock					Stockholders’ Equity (Deficit)
	Series A Preferred Stock		Series B Preferred Stock			Common Voting Stock
	Shares	Amount	Shares	Amount	Total Redeemable Convertible Preferred Stock	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2013	980,391	$29,291,865	1,316,681	$9,025,433	$38,317,298	327,365	$327	$1,102,685	$—	$(41,324,338)	$(40,221,326)
Stock-based compensation	—	—	—	—	—	—	—	2,037,073	—	—	2,037,073
Accretion of discounts and issuance costs on preferred stock	—	78,037	—	255,045	333,082	—	—	(333,082)	—	—	(333,082)
Issuance of common stock, net of issuance costs	—	—	—	—	—	1,500,000	1,500	9,975,407	—	—	9,976,907
Conversion of Preferred	(980,391)	(29,369,902)	(1,316,681)	(9,280,478)	(38,650,380)	3,642,799	3,643	38,646,737	—	—	38,650,380
Net exercise of warrants	—	—	—	—	—	74,001	74	1,191,291	—	—	1,191,365
Conversion feature on convertible promissory note	—	—	—	—	—	21,250	21	169,979	—	—	170,000
Net loss	—	—	—	—	—	—	—	—	—	(5,187,259)	(5,187,259)

Balance, December 31, 2014	—	—	—	—	—	5,565,415	5,565	52,790,090	—	(46,511,597)	6,284,058
Stock-based compensation	—	—	—	—	—	—	—	2,187,102	—	—	2,187,102
Issuance of common stock, net of issuance costs	—	—	—	—	—	4,147,106	4,148	28,501,659	—	—	28,505,807
Other comprehensive loss						—	—	—	(8,361)	—	(8,361)
Net loss	—	—	—	—	—	—	—	—	—	(12,090,287)	(12,090,287)

Balance, December 31, 2015	—	$—	—	$—	$—	9,712,521	$9,713	$83,478,851	$(8,361)	$(58,601,884)	$24,878,319

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,090,287)	$(5,187,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,187,102	2,037,073
Amortization of debt discount – non-cash interest expense	35,829	150,852
Change in fair value of warrant liability, purchase rights and warrant purchase rights	—	(2,327,502)
Depreciation	18,778	1,069
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(264,984)	(224,156)
Accounts payable	509,866	(559)
Accrued interest on convertible notes related parties	—	(2,125)
Accrued expenses	291,943	776,613

Net cash used in operating activities	(9,311,753)	(4,775,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(86,119)	(14,062)
Purchases of marketable securities	(12,950,137)	—

Net cash used in investing activities	(13,036,256)	(14,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	28,505,807	10,055,006
Borrowings under credit facility, net	—	1,395,833
Repayments of credit facility	—	(1,395,833)
Deferred offering costs paid in cash	(36,236)	—

Net cash provided by financing activities	28,469,571	10,055,006

NET INCREASE IN CASH	6,121,562	5,264,950
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,527,304	3,262,354

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,648,866	$8,527,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$74,299	$96,794

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred offering costs not yet paid	$—	$14,238

Accretion of redeemable convertible preferred stock	$—	$333,082

Conversion of notes payable	$—	$170,000

Conversion of Series A preferred stock upon closing initial public offering	$—	$29,369,902

Conversion of Series B preferred stock upon closing initial public offering	$—	$9,280,478

Net exercise of warrants into common stock	$—	$1,191,365

Warrants issued to underwriter in initial public offering	$—	$315,388

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (the Company or Aldeyra) was incorporated in the state of Delaware on August 13, 2004 as Neuron Systems, Inc. On December 20, 2012, the Company changed its name to Aldexa Therapeutics, Inc. and, on March 17, 2014, the Company changed its name to Aldeyra Therapeutics, Inc. The Company is developing a treatment for diseases related to high levels of aldehydes, naturally occurring pro-inflammatory toxins. The ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the United States Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in the clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

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

Liquidity and Management’s Plans – At December 31, 2015, the Company had an accumulated deficit of approximately $58.6 million and cash and cash equivalents and marketable securities of approximately $27.6 million.

On May 7, 2014, the Company closed its Initial Public Offering, in which 1,500,000 shares of common stock were sold at a price to the public of $8.00 per share for an aggregate offering price of $12.0 million. The offer and sale of all of the shares in the Initial Public Offering were registered under the Securities Act of the 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-193204), which was declared effective by the SEC on May 1, 2014. The Company raised approximately $10.0 million in net proceeds after deducting underwriting discounts and commissions of $0.8 million, $1.0 million in prepaid offering and printing costs and other offering costs of $0.2 million.

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

On May 22, 2015, the Company raised approximately $19.5 million, after deducting underwriting discounts and commissions and other offering expenses, through the issuance and sale of 2,822,500 shares of common stock in a follow-on public offering, including shares sold pursuant to the underwriters exercise of their option to purchase additional shares of common stock.

In addition, as discussed in Note 8, in November 2015, the Company amended its credit facility (the Credit Facility) with Pacific Western Bank (Pacific Western). Pacific Western agreed to make term loans in a principal amount of up to $5.0 million available to the Company with proceeds to be used first to refinance outstanding loans from Pacific Western, second to fund expenses related to the Company’s clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to the Company upon the following terms: (i) $2.0 million was made available on November 10, 2014; and (ii) $3.0 million (the Tranche B Loan) is to be made available to the Company following the satisfaction of certain conditions, including receipt of positive phase 2 data in either SLS or noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan made is payable as interest-only prior to November 2016 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by the Company’s assets, including its intellectual property.

The Company’s management believes that its currently available resources, including amounts available under the Credit Facility, will provide sufficient funds to enable the Company to meet its obligations through at least the end of 2017. The Company will need to raise additional capital to implement its near-term business plan. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

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

Segment Information – Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, which is the identification and development of a treatment for diseases related to high levels of aldehydes.

Cash and Cash Equivalents – The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents and all highly liquid investments with original maturities of greater than three months as current marketable securities. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating. The Company invests its cash primarily in reverse repurchase agreements (RRAs), government securities and obligations, and money market funds.

RRAs are collateralized by deposits in the form of ‘Government Securities and Obligations’ for an amount not less than 102% of their value. The Company does not record an asset or liability related to the collateral as the Company is not permitted to sell or repledge the associated collateral. The Company has a policy that the collateral has at least an A (or equivalent) credit rating. The Company utilizes a third party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the RRAs on a daily basis. RRAs with original maturities of greater than three months are classified as marketable securities.

Marketable Securities – Marketable securities consist of government securities and obligations with original maturities of more than 90 days. Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of other comprehensive loss. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each balance sheet date.

Fair Value of Financial Instruments – Financial instruments including cash equivalents and accounts payable are carried in the financial statements at amounts that approximate their fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loans under its credit facility approximates market rates currently available to the Company. Marketable securities are carried at fair value and are more fully described in Note 5.

Concentration of Credit Risk – Financial instruments that potentially subject us to significant concentrations of credit risk principally consist of cash, cash equivalents and marketable securities. We place our cash and cash equivalents and marketable securities with financial institutions with high credit ratings. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with whom we maintain deposits, and have not recorded any credit losses to-date.

Intellectual Property – The legal and professional costs incurred by the Company to acquire its patent rights are expensed as incurred and included in operating expenses. At December 31, 2015 and 2014, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property related expenses for the years ended December 31, 2015 and 2014 were $473,878 and $184,517, respectively.

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

Stock-Based Compensation – Stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation – Stock Compensation. For options, the fair value of stock-based payments is estimated, on the date of grant, using the Black-Scholes option pricing model. For restricted stock, fair value is based on the fair value of the stock on the date of grant. The resulting fair value for restricted stock and options expected to vest is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the applicable restricted stock or option.

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

Comprehensive Loss – Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For December 31, 2015, comprehensive loss is equal to the Company’s net loss of $12.1 million and an unrealized loss on marketable securities of $8,000. For December 31, 2014, comprehensive loss is equal to net loss of $5.2 million.

Net Loss Applicable to Common Stock – The Company computes net loss per share in accordance with the two-class method. Under the two-class method, net income is allocated between common stock and other participating securities based on their participation rights. The Company has determined that their outstanding Series A and Series B Preferred Stock represents a participating security and as such the preferred shares are excluded from basic earnings per share. Net losses are not allocated to the preferred stockholders for computing net loss per share under the two-class method because preferred stockholders do not have contractual obligations to share in the losses of the Company. Basic earnings per share is calculated by dividing income allocable to common stockholders (after reduction for preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of common stock outstanding.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method or treasury stock method, as applicable, to the potentially dilutive instruments. The Company allocates net income first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and restricted stock, warrants, rights to purchase additional shares of preferred stock, rights for warrants to purchase preferred stock and convertible debt.

Recent Accounting Pronouncements –

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update is required to be effective for all public Companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. We do not believe that ASU 2015-17 will have a material impact on our financial statements.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is in the process of evaluating the future impact of ASU 2016-02 on its financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company in the first quarter of fiscal year 2017, with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis to each individual period presented. Upon implementation, the change in reporting debt issuance costs will require the Company to reclassify any deferred financing costs from an asset to a reduction of the reported debt balance. The application of ASU 2015-03 is not expected to have a material impact on the presentation of the Company’s financial position.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company early adopted ASU 2014-15 in the year ended December 31, 2015, and it did not have an impact on the Company’s financial statements.

3.	NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net loss attributable to common stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Years ended December 31,
	2015	2014
Numerator:
Basic
Net loss	$(12,090,287)	$(5,187,259)
Accretion of preferred stock	—	(333,082)
Deemed dividend	—	(4,053,570)

Net loss attributable to common stockholders – basic	$(12,090,287)	$(9,573,911)

	Years ended December 31,
	2015	2014
Diluted
Net loss attributable to common stockholders – basic	(12,090,287)	(9,573,911)
Less: change in fair value of derivative liabilities	—	(2,327,502)

Net loss available to common stockholders – diluted	$(12,090,287)	$(11,901,413)

Denominator:
Basic
Weighted-average number of common shares – basic	8,633,897	3,818,157

Diluted
Weighted-average number of common shares – basic	8,633,897	3,818,157
Warrants (treasury stock)	—	32,455

Total weighted average number of common shares – diluted	8,633,897	3,850,612

Net loss per share:
Basic	$(1.40)	$(2.51)

Diluted	$(1.40)	$(3.09)

The following potentially dilutive securities outstanding, prior to use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Years ended December 31,
	2015	2014
Options to purchase common stock	1,077,330	874,032
Warrants to purchase common stock	1,384,608	60,000

Total of common stock equivalents	2,461,938	934,032

4.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At December 31, 2015, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash Equivalents	Current Marketable Securities
Cash	$1,662,980	$—	$—	$1,662,980	$1,662,980	$—
Money market funds	35,886	—	—	35,886	35,886	—

	Carrying Amount	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Reverse repurchase agreements	12,950,000	—	—	12,950,000	12,950,000	—
Government securities	12,950,137	—	(8,361)	12,941,776	—	12,941,776
Available for Sale(1)	25,900,137	—	(8,361)	25,891,776	12,950,000	12,941,776

					$14,648,866	$12,941,776

Total Cash, cash equivalents and current marketable securities

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

Fair value of government securities and obligations and corporate debt securities were estimated using quoted broker prices and significant other observable inputs.

The contractual maturities of all available for sale securities are less than one year at December 31, 2015.

5.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at December 31, 2015. There were no assets or liabilities measured at fair value at December 31, 2014.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$35,886	$—	$—	$35,886
Repurchase agreements	—	12,950,000	—	12,950,000
U.S. government agency securities	—	12,941,776	—	12,941,776

Total assets at fair value	$35,886	$25,891,776	$—	$25,927,662

See Note 2 for financial assets and liabilities held at carrying amount on the Balance Sheet.

6.	ACCRUED EXPENSES

Accrued expenses at December 31, 2015 and 2014 were:

	2015	2014
Accrued compensation	$394,773	$444,786
Accrued research and development	550,323	313,642
Accrued general & administrative	192,676	101,457
Accrued other	48,657	48,839

Accrued expenses	$1,186,429	$908,724

7.	CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

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

8.	CREDIT FACILITY

In April 2012, the Company entered into a loan and security agreement (the Credit Facility) with Pacific Western which was subsequently amended in November 2013 to provide the Company with $1.5 million of available funds. The amended Credit Facility called for interest only payments at a 6.50% interest rate from November 2013 through November 2014 for all amounts outstanding, at which point, the Company was scheduled to make principal payments of $58,160 plus interest through the maturity date of the term loans in November 2016. In November 2014, the Credit Facility was further amended. Pursuant to the Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5.0 million available to the Company with proceeds to be used first to refinance outstanding loans from Pacific Western second to fund expenses related to the Company’s clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to the Company upon the following terms: (i) $2.0 million was made available in November 2014; and (ii) $3.0 million (the Tranche B Loan) is to be made available to the Company following the satisfaction of certain conditions, including receipt of positive phase 2 data in either Sjögren-Larsson Syndrome (SLS) or noninfectious anterior uveitis. As of December 31, 2014, $1.4 million was outstanding under the Credit Facility. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan made was payable as interest-only prior to November 2015 and thereafter was scheduled to be payable in monthly installments of principal plus accrued interest through the maturity date in November 2018. The amended Credit Facility was amended again in November 2015 extending the interest only period and the Tranche B conditions. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The effective interest rate through December 31, 2015 was 7.89%. Any term loan made is payable as interest-only prior to November 2016 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by the Company’s assets, including its intellectual property. As of December 31, 2015, $1.4 million was outstanding under the Credit Facility.

Future maturities of the existing term loans under the Credit Facility as of December 31, 2015 are as follows:

2016	$77,546
2017	465,278
2018	465,278
2019	387,731

Total	$1,395,833

In conjunction with obtaining the November 2013 amended credit facility, the Company issued a warrant exercisable for 9,692 shares of Series B Preferred Stock with an exercise price of $5.16 per share and a term of seven years (Note 12). The warrant was valued at $178,000 and, together with the fair value of the warrant issued in connection with the April 12, 2012 Credit Facility ($88,000), was recorded as a discount on the Credit Facility. These discounts are being amortized using the effective interest method through the current maturity date of the Credit Facility in November 2018. All amendments to the credit facility was determined to be modifications in accordance with ASC 470, Debt and did not result in extinguishment.

At December 31, 2015 and 2014, the Credit Facility is shown net of a remaining debt discount of $107,000 and $143,000, respectively.

9.	INCOME TAXES

No provision for federal and state taxes has been recorded as the Company has incurred losses since inception for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

As of December 31, 2015, the Company had Federal and State income tax net operating loss (“NOL”) carryforwards of approximately $26.1 million and $23.3 million, respectively, which will expire at various dates through 2035. As of December 31, 2015, the Company had Federal and State research and development tax credit carryforwards of approximately $623,000 and $67,000, respectively, which will expire at various dates through 2035.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	12/31/2015	12/31/2014
Deferred Tax Assets
Federal & State NOL carryforward	$10,115,458	$6,210,836
Federal & State R&D credit carryforward	667,688	421,828
Intangibles – net	932,060	1,163,905
Accounts payable and accrued expenses	591,843	402,062
Stock options	2,152,854	1,432,312
Fixed Assets	213	—

Gross deferred tax assets	14,460,116	9,630,943
Valuation Allowance – US	(14,418,095)	(9,574,752)

Net Deferred Tax Assets	42,021	56,191

	12/31/2015	12/31/2014
Deferred Tax Liabilities
Note Discounts	(42,021)	(56,094)
Fixed Assets	—	(97)

Gross deferred tax liabilities	(42,021)	(56,191)

TOTAL	$—	$—

The change in valuation allowance of $4.8 million from December 31, 2014 to December 31, 2015 is driven by no tax benefit being recorded on the current year loss from operations.

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all of its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. In the past, Aldeyra has undergone two ownership changes. However, the Company’s management believes that it had sufficient “Built-In-Gain” to offset the Section 382 of the Code limitation generated by the ownership changes. Any future ownership changes may cause the Company’s existing tax attributes to have additional limitations.

All tax years are open for examination by the taxing authorities for both federal and state purposes.

A reconciliation of the federal statutory tax rate of 34% to the Company’s effective income tax rates are as follows:

	Years ended December 31,
	2015	2014
Statutory tax rate	34.00%	34.00%
State taxes, net of federal benefits	5.22%	5.82%
Mark to market items	0.00%	15.26%
Federal research and development credits	1.92%	3.07%
Change in valuation allowance	(40.10)%	(53.76)%
Other	(1.04)%	(4.39)%

Effective tax rate	0.00%	0.00%

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

10.	STOCK INCENTIVE PLAN

The Company has three incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of December 31, 2015, options to purchase 23,954 shares of common stock at a weighted average exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Initial Public Offering. As of December 31, 2014, there were no shares available for issuance under the 2010 Plan. However, grants made under the 2010 Plan are still governed by that plan. As of December 31, 2015, options to purchase 585,888 shares of common stock at a weighted average exercise price of $1.41 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the Registration Statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. As of December 31, 2014, the number of shares of common stock authorized for issuance in connection with the 2013 Plan was 625,000. On January 1 of each year the aggregate number of common shares that may be issued under the Plan shall automatically increase by a number equal to the least of (a) 4% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 333,333 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of January 1, 2016, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 333,333, shares, increasing the number of shares of common stock available for issuance under the 2013 Plan to 1,180,950 shares. As of December 31, 2015, options to purchase 467,488 shares of common stock at a weighted average exercise price of $7.25 per share remained outstanding under the 2013 Plan.

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

The following table summarizes option activity under the incentive plans for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2013	609,842	$1.48
Granted	264,190	$6.84

Outstanding at December 31, 2014	874,032	$3.10
Granted	203,298	$7.78

Outstanding at December 31, 2015	1,077,330	$3.98	8.06	$3,405,821

Exercisable at December 31, 2015	578,384	$4.43	7.61	$2,562,619

Exercisable at December 31, 2014	134,294

(a) The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing market value of our common stock on December 31, 2015 of ($6.78) and the price of the underlying options.

Options granted for the year ended December 31, 2013 include two grants of options exercisable for a total of 32,014 common shares for which vesting is contingent on certain performance and market-based conditions. For options granted containing performance conditions, the fair value is determined on the date of grant. For the year ended December 31, 2014, there was $340,000 expense recorded relating to the options as the performance conditions were satisfied in May 2014 and the shares vested.

The Company records stock-based compensation related to stock options granted at fair value. During the years ended December 31, 2015 and 2014, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average fair value of options granted was $5.75 and $5.09 for the years ended December 31, 2015 and 2014, respectively. The assumptions used in determining fair value of the employee stock options for the years ended December 2015 and 2014, are as follows:

	December 31, 2015	December 31, 2014
Expected dividend yield	0%	0%
Anticipated volatility	88.57%	88.57%
Estimated stock price	$7.19 - $8.37	$4.99 - $8.00
Exercise price	$7.19 - $8.37	$4.99 - $8.00
Expected life (years)	5.50 - 6.25	6.00 - 6.25
Risk free interest rate	0.27% - 1.91%	1.92% - 2.03%

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

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows:

	Year ended December 31,
	2015	2014
Research and development expenses	$841,289	$647,150
General and administrative expenses	1,345,813	1,389,923

Total stock-based compensation expense	$2,187,102	$2,037,073

At December 31, 2015, there is approximately $3.5 million of unrecognized compensation cost relating to stock options outstanding, which the Company expects to recognize over a weighted average period 2.1 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

11.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A Preferred Stock

In June 2008, the Company authorized a total of 13,764,706 shares of Series A redeemable, convertible preferred stock (“Series A Preferred Stock”) of which 490,197 shares were issued for $12.24 per share resulting in gross proceeds of $6.0 million and 241,883 shares were issued in connection with the conversion of $2.8 million of bridge notes and related $201,000 of accrued interest.

Series B Preferred Stock

In December 2012, the Company authorized a total of 36,205,634 shares of Series B redeemable, convertible preferred stock (“Series B Preferred Stock”) of which 387,499 shares were issued for $5.16 per share resulting in gross proceeds of $2.0 million and 541,496 shares were issued in connection with the conversion of $2.2 million of convertible notes and related $593,000 of accrued interest.

On May 7, 2014, the Company closed its Initial Public Offering, in which 1,500,000 shares of common stock were sold at a price to the public of $8.00 per share for an aggregate offering price of $12.0 million. The offer and sale of all of the shares in the Initial Public Offering were registered under the Securities Act of the 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-193204), which was declared effective by the SEC on May 1, 2014. The Company raised approximately $10.0 million in net proceeds after deducting underwriting discounts and commissions of $0.8 million, $1.0 million in prepaid offering and printing costs and other offering costs of $0.2 million.

In connection with the Initial Public Offering, holders of at least 67% of the respective outstanding Series A and Series B Preferred Stock (Series A and Series B voting as separate single classes) elected to automatically convert the Series A Preferred Stock and Series B Preferred Stock into 3,642,799 shares of common stock. The remaining unamortized discount was considered a deemed dividend of $4.1 million for the year ended December 31, 2014.

12.	STOCK PURCHASE WARRANTS

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

All of the warrants above were outstanding at December 31, 2015.

13.	RELATED PARTY TRANSACTIONS

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

Upon the Company’s Initial Public Offering in May 2014, the note automatically converted into 21,250 shares of the Company’s common stock.

14.	COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications – As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through December 31, 2015, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Other Contractual Arrangements – In February 2010, the Company entered into a license and supply agreement providing the Company with an exclusive license to certain technology and access to purchase materials at certain costs. Under the terms of the license and supply agreement, the Company is obligated to make milestone payments up to an aggregate of $2.15 million upon reaching certain development and regulatory milestones in the development of the Company’s product. Upon commercialization of the Company’s product containing the licensed technology, the Company would be obligated to pay royalties based on net sales subject to an annual cap. The license and supply agreement runs through the 7th anniversary of the expiration of all patents licensed under the agreement, which the Company estimates to be April 2036, unless terminated earlier. As of December 31, 2015, no milestones under the agreement had been met.

During the year ended December 31, 2014, the Company entered into a lease agreement for a certain commercial office space. The thirty-seven month lease which began on or about September 12, 2014, provides the Company with approximately 3,700 square feet of space in Lexington, Massachusetts. Base annual rent is initially set at $5,604 per month. Total base rent payable over the lease period is approximately $205,000. The following table outlines the Company’s gross future minimum payments under all non-cancelable operating leases as of December 31, 2015.

	Total	2016	2017	2018
Operating lease obligations	$126,412	$69,427	$56,985	$—

15.	SUBSEQUENT EVENT

In March 2016, the Company entered into a sublease for approximately 3,188 additional square feet of office space to expand its headquarters in Lexington, Massachusetts. The sublease expires in September 2017. The sublease provides for the payment of annual base rent in the amount of $67,000, payable in monthly installments and the requirement to pay certain operating expenses, taxes and other fees in accordance with the terms of the master lease.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference)

4.1	Specimen stock certificate evidencing the shares of common stock (filed as Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

4.2	Investor Rights Agreement dated as of December 20, 2012 (filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

4.3	Form of Representative’s Warrant Agreement (filed as Exhibit 4.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

4.4	Form of Warrant to Purchase Common Stock of Aldeyra Therapeutics, Inc. (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K as filed on January 15, 2015, and incorporated herein by reference)

4.5	Form of Warrant to Purchase Common Stock of Aldeyra Therapeutics, Inc. (filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K as filed on January 22, 2015, and incorporated herein by reference)

10.1	Form of Indemnity Agreement for Directors and Officers (filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.2†	Offer Letter, effective as of August 1, 2013, between the Registrant and Todd C. Brady, M.D., Ph.D. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.3†	Offer Letter, effective as of July 15, 2013, between the Registrant and Scott L. Young (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.4†	Offer Letter, effective November 29, 2013 between the Registrant and Todd C. Brady, M.D., Ph.D. (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.4(a)†	Offer Letter Amendment, effective February 19, 2014 between the Registrant and Todd C. Brady, M.D., Ph.D (filed as Exhibit 10.4(a) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.5†	Offer Letter, effective November 27, 2013, between the Registrant and Scott L. Young (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.5(a)†	Offer Letter Amendment, effective February 20, 2014 between the Registrant and Scott L. Young (filed as Exhibit 10.5(a) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.6†	2004 Employee, Director and Consultant Stock Plan, as amended, and form of option agreement thereunder (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.7†	2010 Employee, Director and Consultant Equity Incentive Plan, as amended, and form of option agreement thereunder (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.8†	2013 Equity Incentive Plan and form of option agreement thereunder (filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.8.(a)†	Form Notice of Stock Option Grant under the 2013 Equity Incentive Plan (filed as Exhibit 10.8(a) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.8(b)†	Form Notice of Stock Unit Award under the 2013 Equity Incentive Plan (filed as Exhibit 10.8(b) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.10‡	License and Supply Agreement dated as of February 19, 2010 between the Registrant and CyDex Pharmaceuticals, Inc. (filed as Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 27, 2014, and incorporated herein by reference)

10.11	Loan and Security Agreement, dated as of April 12, 2012, between Square 1 Bank and the Registrant (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.12	Amendment No. 1 to Loan and Security Agreement, date as of November 20, 2013 between Square 1 Bank and the Registrant (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.13	Amendment No. 1 to Loan and Security Agreement, date as of November 20, 2013 between Square 1 Bank and the Registrant (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.14	Offer Letter dated June 13, 2014 between the Registrant and Stephen Tulipano (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (as filed on August 7, 2014, and incorporated herein by reference)

10.15	Sublease dated August 18, 2014 between the Registrant and MacLean Power L.L.C. (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (as filed on November 12, 2014, and incorporated herein by reference)

10.16	Second Amendment to Loan and Security Agreement, dated as of November 7, 2014, between Square 1 Bank and the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on November 7, 2014, and incorporated herein by reference)

10.17	Form of Purchase Agreement dated January 12, 2015 (filed as Exhibit 10.42 to the Registrant’s Current Report on Form 8-K as filed on January 13, 2015, and incorporated herein by reference)

10.18	Form of Registration Rights Agreement, dated as of January 14, 2015 (filed as Exhibit 10.43 to the Registrant’s Current Report on Form 8-K as filed on January 15, 2015, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.19	Form of Purchase Agreement dated January 20, 2015 (filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K as filed on January 20, 2015, and incorporated herein by reference)

10.20	Form of Registration Rights Agreement, dated as of January 21, 2015 (filed as Exhibit 10.45 to the Registrant’s Current Report on Form 8-K as filed on January 22, 2015, and incorporated herein by reference)

10.21	Third Amendment to Loan and Security Agreement, dated as of March 18, 2015, between Pacific Western Bank and the Registrant. (filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 14, 2015, and incorporated herein by reference)

10.22	Fourth Amendment to Loan and Security Agreement, dated as of November 9, 2015, between Pacific Western Bank and the Registrant. (filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 13, 2015, and incorporated herein by reference)

10.23*†	Offer Letter between the Registrant and David J. Clark, M.D. dated December 15, 2015

10.24*	Sublease dated as of March 7, 2016 between Planck, LLC and the Registrant and Master Lease dated June 3, 2014 between WLC Three VI, L.L.C. and Plank, LLC

10.25†	Aldeyra Management Cash Incentive Plan (filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K as filed on March 18, 2016, and incorporated herein by reference)

23.1*	Consent of BDO USA, LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Compensation Arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this document.
*	Filed herewith.