Form 10-Q
period 2016-03-31
Aldeyra Therapeutics, Inc.
filed 2016-05-09
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 9, 2016, there were 9,712,521 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$10,148,524	$14,648,866
Marketable securities	12,877,281	12,941,776
Prepaid expenses and other current assets	283,509	497,552

Total current assets	23,309,314	28,088,194
Deferred offering costs	45,986	36,236
Fixed assets, net	81,466	80,334

Total assets	$23,436,766	$28,204,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$578,017	$851,160
Accrued expenses (Note 6)	1,035,888	1,186,429
Current portion of credit facility	193,866	77,546

Total current liabilities	1,807,771	2,115,135

Credit facility, net of current portion and debt discount	1,101,968	1,211,310

Total liabilities	2,909,739	3,326,445

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 9,712,521 shares issued and outstanding, respectively	9,713	9,713
Additional paid-in capital	84,084,750	83,478,851
Accumulated other comprehensive income (loss), net of tax	1,800	(8,361)
Accumulated deficit	(63,569,236)	(58,601,884)

Total stockholders’ equity	20,527,027	24,878,319

Total liabilities and stockholders’ equity	$23,436,766	$28,204,764

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$3,511,477	$1,136,434
General and administrative	1,455,559	972,101

Loss from operations	(4,967,036)	(2,108,535)

Other income (expense):
Interest income	24,719	—
Interest expense	(25,035)	(28,024)

Total other income (expense), net	(316)	(28,024)

Net loss	$(4,967,352)	$(2,136,559)

Net loss per share:
Basic	$(0.51)	$(0.32)

Diluted	$(0.51)	$(0.32)

Weighted average common shares outstanding:
Basic	9,712,521	6,667,519

Diluted	9,712,521	6,667,519

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(4,967,352)	$(2,136,559)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	10,160	—

Total other comprehensive income	10,160	—

Comprehensive loss	$(4,957,192)	$(2,136,559)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,967,352)	$(2,136,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	609,108	640,073
Amortization of debt discount – non-cash interest expense	6,978	9,354
Depreciation	8,102	1,252
Net amortization of premium on debt securities available for sale	74,656	—
Change in assets and liabilities:

Prepaid expenses and other current assets	214,043	55,494
Accounts payable	(273,143)	64,851
Accrued expenses	(153,750)	(478,329)

Net cash used in operating activities	(4,481,358)	(1,843,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(9,234)	(1,441)

Net cash used in investing activities	(9,234)	(1,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	9,039,098
Deferred offering costs paid in cash	(9,750)	—

Net cash provided by (used in) financing activities	(9,750)	9,039,098

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,500,342)	7,193,793
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,648,866	8,527,304

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,148,524	$15,721,097

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19,484	$18,320

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred offering costs not yet paid	$—	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (the Company or Aldeyra), a Delaware corporation, is developing new products for diseases caused by inflammation and inborn errors of metabolism that are thought to be related to naturally occurring toxic and pro-inflammatory chemical species known as aldehydes.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 30, 2016. The financial information as of March 31, 2016, the three months ended March 31, 2016 and 2015 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2015 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

The Company’s management believes that its currently available resources, including amounts potentially available under its credit facility (Note 7), will provide sufficient funds to enable the Company to meet its expected obligations through approximately the end of 2017 based on the Company’s current business plan. However, these amounts will not be sufficient for the Company to commercialize its product candidates or conduct any substantial, additional development requirements requested by the U.S. Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), to simplify the accounting for stock compensation. This update focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. The ASU becomes effective in 2017 for public companies and in 2018 for all other entities. Early adoption is permitted. Certain disclosures and detailed transition provisions apply. We do not believe that ASU 2016-09 will have a material impact on our financial statements.

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update is required to be effective for all public Companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. We do not believe that ASU 2015-17 will have a material impact on our financial statements.

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

3.	NET LOSS PER SHARE

Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended March 31,
	2016	2015
Numerator:
Basic
Net loss – basic	$(4,967,352)	$(2,136,559)

Diluted
Net loss – basic	(4,967,352)	(2,136,559)

Net loss – diluted	$(4,967,352)	$(2,136,559)

Denominator:
Basic
Weighted-average number of common shares – basic	9,712,521	6,667,519

Diluted
Weighted average number of common shares – diluted	9,712,521	6,667,519

Net loss per share:
Basic	$(0.51)	$(0.32)

Diluted	$(0.51)	$(0.32)

The following potentially dilutive securities outstanding, prior to use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	1,647,009	874,032
Warrants to purchase common stock	1,384,608	1,384,608

Total of common stock equivalents	3,031,617	2,258,640

4.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At March 31, 2016, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash Equivalents	Current Marketable Securities
Cash	$1,125,979	$—	$—	$1,125,979	$1,125,979	$—
Money market funds	22,545	—	—	22,545	22,545	—
U.S. Reverse repurchase agreements	9,000,000	—	—	9,000,000	9,000,000	—
Government securities	12,875,481	2,616	(816)	12,877,281	—	12,877,281
Available for Sale(1)	21,875,481	2,616	(816)	21,877,281	9,000,000	12,877,281

Total cash, cash equivalents and current marketable securities					$10,148,524	$12,877,281

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

Fair value of government securities and obligations and corporate debt securities were estimated using quoted broker prices and significant other observable inputs.

The contractual maturities of all available for sale securities are less than one year at March 31, 2016.

5.	FAIR VALUE MEASUREMENTS

Financial instruments, including cash and accounts payable, are carried in the financial statements at amounts that approximate their fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loans under its credit facility approximates market rates currently available to the Company.

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

There were no assets or liabilities measured at fair value at March 31, 2015. There were no liabilities measured at fair value at March 31, 2016. The following table presents information about the Company’s assets measured at fair value at March 31, 2016:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$22,545	$—	$—	$22,545
Repurchase agreements	—	9,000,000	—	9,000,000
U.S. government agency securities	—	12,877,281	—	12,877,281

Total assets at fair value	$22,545	$21,877,281	$—	$21,899,826

6.	ACCRUED EXPENSES

Accrued expenses at March 31, 2016 and December 31, 2015 were:

	March 31,	December 31,
	2016	2015
Accrued compensation	$233,961	$394,773
Accrued research and development	590,879	550,323
Accrued general & administrative	211,048	192,676
Accrued other	—	48,657

Accrued expenses	$1,035,888	$1,186,429

7.	CREDIT FACILITY

In April 2012, the Company entered into a loan and security agreement (the Credit Facility) with Pacific Western which was subsequently amended in November 2013 to provide the Company with $1.5 million of available funds. The amended Credit Facility called for interest only payments at a 6.50% interest rate from November 2013 through November 2014 for all amounts outstanding, at which point the Company was scheduled to make principal payments of $58,160 plus interest through the maturity date in November 2016. In November 2014, the Credit Facility was further amended. Pursuant to the further amended Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5.0 million available to the Company with proceeds to be used first to refinance outstanding loans from Pacific Western second to fund expenses related to the Company’s clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to the Company upon the following terms: (i) $2.0 million was made available in November 2014; and (ii) $3.0 million (the Tranche B Loan) became available to the Company following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan made was payable as interest-only prior to November 2015 and thereafter was scheduled to be payable in monthly installments of principal plus accrued interest through the maturity date in November 2018. The amended Credit Facility was amended again in November 2015 extending the interest only period and the Tranche B conditions. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The annualized effective interest rate as of March 31, 2016 was 7.58%. Any term loan made is payable as interest-only prior to November 2016 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by the Company’s assets, including its intellectual property. As of March 31, 2016, $1.4 million was outstanding under the Credit Facility.

At March 31, 2016, the Credit Facility is shown net of a remaining debt discount of $100,000 which is being amortized using the effective interest method through the current maturity date of the Credit Facility, November 2019.

8.	INCOME TAXES

No provision for federal taxes and state has been recorded as the Company has incurred losses since inception for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In assessing the realizability of net deferred taxes in accordance with ASC 740, Income Taxes, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the weight of available evidence, primarily the incurrence of net losses since inception, anticipated net losses in the near future, reversals of temporary differences and expiration of various federal and state attributes, the Company does not consider it more likely than not that some or all of the net deferred taxes will be realized. Accordingly, a 100% valuation allowance has been applied against net deferred taxes.

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

The Company has three incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of March 31, 2016, options to purchase 23,954 shares of common stock at a weighted average exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Initial Public Offering. However, grants made under the 2010 Plan are still governed by that plan. As of March 31, 2016, options to purchase 585,888 shares of common stock at a weighted average exercise price of $1.41 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the Registration Statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. As of December 31, 2014, the number of shares of common stock authorized for issuance in connection with the 2013 Plan was 625,000. On January 1 of each year the aggregate number of common shares that may be issued under the Plan shall automatically increase by a number equal to the least of (a) 4% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 333,333 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of January 1, 2016, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 333,333 shares, increasing the number of shares of common stock available for issuance under the 2013 Plan to 1,180,950 shares. As of March 31, 2016, options to purchase 1,037,167 shares of common stock at a weighted average exercise price of $5.94 per share remained outstanding under the 2013 Plan.

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

The table below summarizes activity relating to stock options for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2015	1,077,330	$3.98
Granted	578,150	$4.86
Exercised	—	—
Forfeited	(8,471)	$5.23
Expired	—	—

Outstanding at March 31, 2016	1,647,009	$4.31	8.55	$1,710,985

Exercisable at March 31, 2016	636,207	$2.21	7.46	$1,405,047

Exercisable at March 31, 2015	239,369	$8.43

(a)	The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing market value of our common stock on March 31, 2016 of ($4.19) and the price of the underlying options.

We recognize stock-based compensation expense over the requisite service period. Our share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows:

	Three Months Ended March 31,
	2016	2015
Research and development expenses	$234,922	$298,714
General and administrative expenses	374,186	341,359

Total stock-based compensation expense	$609,108	$640,073

As of March 31, 2016, unamortized stock-based compensation was $4,770,187 and will be recognized over a weighted average period of 2.63 years.

10.	STOCK PURCHASE WARRANTS

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

All of the warrants above were outstanding at March 31, 2016.

11.	COMMITMENTS AND CONTINGENCIES

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

Cautionary Note Regarding Forward-Looking Statements

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “design,” “might,” “objective,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	the timing of enrollment, commencement and completion of our clinical trials;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;

•	the scope, progress, expansion, and costs of developing and commercializing our product candidates;

•	the size and growth of the potential markets and pricing for our product candidates and the ability to serve those markets;

•	our expectations regarding our expenses and revenue, the sufficiency or use of our cash resources and needs for additional financing;

•	the rate and degree of market acceptance of any of our product candidates;

•	our expectations regarding competition;

•	our anticipated growth strategies;

•	our ability to attract or retain key personnel;

•	our ability to establish and maintain development partnerships;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	regulatory developments in the United States and foreign countries;

•	our ability to obtain and maintain intellectual property protection for our product candidates; and

•	the anticipated trends and challenges in our business and the market in which we operate.

All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in any annual, quarterly or current reports that we may file with the Securities and Exchange Commission (SEC).

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our unaudited financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 30, 2016 (Annual Report), which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in our Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

In 2015, we began clinical testing of NS2 in diseases where we believe aldehyde trapping may improve symptoms and slow or prevent disease progression. In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled Phase II clinical trial of NS2 ophthalmic solution in patients with allergic conjunctivitis demonstrated statistically and clinically significant activity of NS2 over vehicle in reducing ocular itching and tearing. In May 2016, we announced that the results of our randomized, parallel-group, investigator-masked, active-controlled Phase II clinical trial of NS2 ophthalmic solution in patients with noninfectious anterior uveitis demonstrated that NS2 was not statistically different from standard-of-care corticosteroid therapy (which may lead to cataracts and glaucoma in some patients) in reducing inflammatory cell count in the anterior chamber of the eye. There were no serious adverse events reported in either of these trials. In the third quarter of 2016, we expect to report results of our randomized, parallel-group, double-masked, vehicle-controlled Phase II clinical trial of a dermatologic formulation of NS2 for the treatment of the skin manifestations of Sjögren-Larsson Syndrome (SLS). We plan to initiate Phase I clinical testing of oral or subcutaneous NS2 formulations in 2017 in preparation for potential Phase II clinical trials in SLS, SSADH Deficiency, and severe inflammatory crises. We are also developing aldehyde traps different from NS2 that have the potential to treat diseases other than those described above. All of our development timelines could be subject to adjustment depending on recruitment rate, regulatory agency review, and other factors that could delay the initiation and completion of clinical trials.

NS2 has been tested in a variety of in vitro and preclinical models, and has demonstrated efficacy in trapping aldehydes, diminishing inflammation, reducing healing time, protecting key cellular constituents from aldehyde damage, and lowering the potential for scarring or fibrosis. In cell models of SLS, NS2 has demonstrated trapping of fatty aldehydes, and in a knock-out mouse model of SSADH Deficiency, NS2 has demonstrated trapping of succinic semi-aldehyde in key organs. NS2 has completed a variety of topical toxicity studies in animals and appears generally safe and well tolerated. In preparation for clinical testing of systemically administered NS2, we believe that we have identified a preliminary No Adverse Effect Level (NOAEL) in pre-clinical toxicology studies where NS2 was administrated intravenously.

We have no products approved for sale, and we have not generated any revenue from product sales or other arrangements. We have primarily funded our operations through the sale of our convertible preferred stock, common stock, convertible promissory notes, warrants and borrowings under our loan and security agreements.

In May 2014, we closed our Initial Public Offering (IPO) whereby we received net proceeds of approximately $10.0 million, after underwriter discounts, expenses and commissions, through the sale of 1,500,000 shares of our common stock at $8.00 per share. In January 2015, we received net proceeds of approximately $9.0 million, after placement agent fees and expenses from two private placements of common stock and warrants to purchase common stock. In addition, in May 2015, we raised approximately $19.5 million, after deducting underwriting discounts and commissions and other offering expenses through the issuance and sale of 2,822,500 shares of common stock in a follow-on public offering, including shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock.

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

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses, benefits and stock-based compensation for our full-time employees during the three months ended March 31, 2016 and 2015. Other general and administrative expenses include professional fees for auditing, tax, and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

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

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Research and development expenses. Research and development expenses were $3,511,477 for the three months ended March 31, 2016 compared to $1,136,434 for the three months ended March 31, 2015. The increase of $2,375,043 is primarily related to the increase in our external research and development expenditures, including preclinical, manufacturing and clinical efforts and an increase in personnel costs including stock based compensation associated with an increase in headcount.

General and administrative expenses. General and administrative expenses were $1,455,559 for the three months ended March 31, 2016, compared to $972,101 for the three months ended March 31, 2015 resulting in an increase of $483,458 which is primarily related to an increase in insurance costs, legal costs and personnel costs including stock-based compensation due to increased headcount.

Other income (expense). Total other income (expense), net was $(316) and $(28,024) for the three months ended March 31, 2016 and 2015, respectively. For the three months ending March 31, 2016 other income (expense) primarily consisted of interest expense related to our credit facility largely offset by interest income. For the three months ending March 31, 2015, other income (expense) consisted of interest expense related to our credit facility.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our Credit Facility discussed below. We have incurred operating losses since inception and negative cash flows from operating activities in devoting substantially all of our efforts towards research and development. At March 31, 2016, we had total stockholders’ equity of approximately $20.5 million and cash, cash equivalents and marketable securities of $23.0 million. During the three months ended March 31, 2016, we had a net loss of approximately $5.0 million. We expect to generate operating losses for the foreseeable future.

In April 2012, we entered into a loan and security agreement (the Credit Facility) with Pacific Western Bank (Pacific Western, formerly Square 1 Bank) which was subsequently amended in November 2013 to provide us with $1.5 million of available funds. The amended Credit Facility called for interest only payments at a 6.50% interest rate from November 2013 through November 2014 for all amounts outstanding, inclusive of those amounts originally drawn during 2012 prior to the amendment, at which point, we were scheduled to make principal payments of $58,160 plus interest through the maturity date of the term loans in November 2016. In November 2014, the Credit Facility was further amended. Pursuant to the Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5.0 million available to us with proceeds to be used first to refinance outstanding loans from Pacific Western second to fund expenses related to our clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to us upon the following terms: (i) $2.0 million was made available in November 2014; and (ii) $3.0 million (the Tranche B Loan) became available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan made was payable as interest-only prior to November 2015 and thereafter was scheduled to be payable in monthly installments of principal plus accrued interest through the maturity date in November 2018. The amended Credit Facility was amended again in November 2015 extending the interest only period and the Tranche B conditions. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The annualized effective interest rate as of March 31, 2016 was 7.58%. Any term loan made is payable as interest-only prior to November 2016 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by our assets, including our intellectual property. As of December 31, 2015 and March 31, 2016, $1.4 million was outstanding under the Credit Facility.

At March 31, 2016, the Credit Facility is shown net of a remaining debt discount of $100,000 which is being amortized using the effective interest method through the current maturity date of the Credit Facility, November 2019.

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

In addition, we raised approximately $19.5 million, after deducting underwriting discounts and commissions and other offering expenses, which closed on May 22, 2015, through the issuance and sale of 2,822,500 shares of common stock in a follow-on public offering, including shares sold pursuant to the underwriters exercise of their option to purchase additional shares of common stock.

We believe that our cash, cash equivalents and marketable securities as of March 31, 2016, together with the amounts available under the Credit Facility, will be adequate to fund operations through approximately the end of 2017 based on our current business plan. However, these amounts will not be sufficient for us to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of NS2. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the progress, costs, results of and timing of our clinical development program for NS2 and our other product candidates, including our current and planned clinical trials;

•	the need for, and the progress, costs and results of, any additional clinical trials of NS2, including systemic formulations, we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of NS2;

•	the outcome, costs and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;

•	the timing and costs associated with manufacturing NS2 for clinical trials and other studies and, if approved, for commercial sale;

•	our need and ability to hire additional management, development and scientific personnel;

•	the cost to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecuting, defending and enforcing of any patents or other intellectual property rights;

•	the timing and costs associated with establishing sales and marketing capabilities;

•	market acceptance of NS2;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and

•	our need to remediate any material weaknesses and implement additional internal systems and infrastructure, including financial and reporting systems.

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

We will continue to incur costs as a public company, including, but not limited to, costs and expenses for directors fees; increased directors and officers insurance; investor relations fees; expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and NASDAQ, on which our common stock is listed; and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls.

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(4,481,358)	$(1,843,864)
Net cash provided by (used in) investing activities	(9,234)	(1,441)
Net cash provided by (used in) financing activities	(9,750)	9,039,098

Net increase (decrease) in cash and cash equivalents	$(4,500,342)	$7,193,793

Operating Activities. Net cash used in operating activities was $4.5 million for the three months ended March 31, 2016 compared to net cash used in operating activities of $1.8 million for the three months ended March 31, 2016. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was due to an increase in both research and development and general and administrative expenses.

Investing Activities. Net cash used in investing activities was $65,422 and $(1,441) for the three months ended March 31, 2016 and 2015, respectively. The primary use of cash for investing activities was for the purchase of marketable securities and of computers and related equipment; furniture and fixtures; and leasehold improvements.

Financing Activities. Net cash provided by (used in) financing activities was $(9,750) for the three months ended March 31, 2016 compared to net cash provided by financing activities of $9.0 million for the three months ended March 31, 2015. The net cash provided by financing activities for the three months ended March 31, 2015 was related to our January 2015 private placements.

Off-Balance Sheet Arrangements

Through March 31, 2016, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

There have been no material changes since December 31, 2015 to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than payments made or received in the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our exposure to market risk is currently confined to our cash and cash equivalents and our credit facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum.

Effects of inflation

Inflation has not had a material impact on our results of operations.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2016. Based on our management’s evaluation (with the participation of our Chief Executive Officer and President and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business is subject to numerous risks. You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, prospects, financial condition and operating results.

Risks Related to our Business

We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for NS2 and our other product candidates. Net loss attributable to common stockholders for the three months ended March 31, 2016 and 2015 was approximately $5.0 million and $2.1 million, respectively. As of March 31, 2016, we had total stockholders’ equity of $20.5 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if NS2 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Our product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product. We have only one product candidate that has been the focus of significant development: NS2, a novel small molecule chemical entity that is believed to trap and allow for the degradation of aldehydes, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are largely dependent on successful continued development and ultimate regulatory approval of this product candidate for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of NS2. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of NS2. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the necessary clinical trials for NS2;

•	we may not be able to provide evidence of safety and efficacy for NS2;

•	we may not be able to timely finalize the design or formulation of any product candidate or demonstrate that a formulation of our product candidate will be stable for commercially reasonable time periods;

•	the results of later phases of our clinical trials may not confirm the results of our earlier trials, particularly because the safety of NS2 has not been confirmed in a diseased population nor has NS2 been administered to humans in any other dosage form other than an eye drop and a topical dermatologic formulation;

•	there may be variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;

•	we may be required to perform additional clinical trials to support approval;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA, or comparable foreign regulatory bodies for marketing approval;

•	patients in our clinical trials may suffer other adverse effects or die for reasons that may or may not be related to NS2;

•	if approved for certain diseases, NS2 will compete with well-established products already approved for marketing by the FDA, including corticosteroids and other agents that have demonstrated varying levels of efficacy in some of the diseases for which we may attempt to develop NS2; and

•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

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

In addition, the presumed mechanisms of aldehyde-mediated inflammation are distinct from the presumed aldehyde-mediated pathology in inborn errors of metabolism, and the efficacy and safety of NS2 in one indication does not predict the efficacy and safety of NS2 in other indications.

Because NS2 and our other product candidates are, to our knowledge, new chemical entities, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of these product candidates and obtain the necessary regulatory approvals for commercialization.

Our product candidates are, to our knowledge, new chemical entities, and unexpected problems related to such new technology may arise that can cause us to delay, suspend or terminate our development efforts. Although we have seen signs of efficacy and observed NS2 to be well tolerated in our clinical trials to date, because NS2 is a novel chemical entity with limited use in humans, short and long-term safety, as well as prospects for efficacy, are poorly understood and difficult to predict due to our and regulatory agencies’ lack of experience with them. Regulatory approval of new product candidates such as NS2 can be more expensive and take longer than approval for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates.

Our dermatologic topical formulation of NS2 is unlikely to affect other clinical manifestations of Sjögren-Larsson Syndrome, which may decrease the likelihood of commercial acceptance.

While the primary day-to-day complaint of Sjögren-Larsson Syndrome (SLS) patients and their caregivers are symptoms associated with severe skin disease, SLS patients also manifest varying degrees of delay in mental development, spasticity, seizures and retinal disease. Due to expected low systemic exposure of NS2 when administered topically to the skin, it is unlikely that NS2 will significantly affect the non-dermatologic conditions of SLS. Lack of effect in neurologic and ocular manifestations of SLS may negatively impact the potential market for NS2 in SLS and may also negatively impact reimbursement, pricing and commercial acceptance of NS2, if it is approved.

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

Our ongoing research and development activities and planned clinical development for our product candidates may be delayed, modified or ceased for a variety of reasons, including:

•	determining that a product candidate is ineffective or causes harmful side effects during preclinical studies or clinical trials;

•	difficulty establishing predictive preclinical models for demonstration of safety and efficacy of a product candidate in one or more potential therapeutic areas for clinical development;

•	difficulties in manufacturing a product candidate, including the inability to manufacture a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under processes acceptable to the FDA for marketing approval;

•	the proprietary rights of third parties, which may preclude us from developing or commercializing a product candidate;

•	determining that a product candidate may be uneconomical to develop or commercialize, or may fail to achieve market acceptance or adequate reimbursement;

•	our inability to secure strategic partners which may be necessary for advancement of a product candidate into clinical development or commercialization; or

•	our prioritization of other product candidates for advancement.

The FDA or comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our or any of our future development partners’ clinical trials;

•	we or any of our future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;

•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from the United States;

•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

•	we or any of our future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any of our future development partners contract for clinical and commercial supplies; or

•	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.

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

We have not yet completed testing of any of our product candidates in humans for the treatment of the indications for which we intend to seek approval, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. NS2, for example, has been observed to be toxic at high concentrations in in vitro human dermal tissue. In addition, there was transient and generally mild stinging noted in the NS2 treatment arm of our Phase IIa clinical trial in allergic conjunctivitis, with two patients out of the 50 patients in the treatment arm dropping out of the trial during treatment. There was an increased frequency of ocular stinging and burning in the NS2 treated arms of our Phase II clinical trial in noninfectious anterior uveitis, with one subject in the NS2 treatment arm and one subject in combination NS2 and Pred Forte® arm dropping out of the trial during treatment for an adverse event of stinging. However, there were no serious adverse events in such trial. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product candidate. In preparation for clinical testing of systemically administered NS2, we believe that we have identified a preliminary No Adverse Effect Level in pre-clinical toxicology studies where NS2 is administrated intravenously.

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

As of March 31, 2016, we had only ten full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of four individuals and certain other employees: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer; Stephen J. Tulipano, our Chief Financial Officer; David J. Clark, M.D., our Chief Medical Officer; and Scott L. Young, our Chief Operating Officer. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, dermatologic drug development and ocular drug development consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

Because, as of March 31, 2016, we only had ten full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of NS2 and our other product candidates, as well as function as a public company. As we seek to advance NS2 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Pacific Western Bank. In the case of a continuing event of default under the loan, Pacific Western Bank, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Although as of March 31, 2016, we had sufficient cash and cash equivalents to repay all obligations owed to Pacific Western Bank if the debt was accelerated, in the event we do not or are not able to repay the obligations at the time a default occurred, Pacific Western Bank may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Pacific Western Bank under the loan, which includes our intellectual property.

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

We have a $5.0 million Credit Facility with Pacific Western that is secured by a lien covering all of our assets as of March 31, 2016. As of March 31, 2016 and December 31, 2015, the outstanding principal balance under the Credit Facility was approximately $1.4 million. Under the terms of the Credit Facility, (i) $2,000,000 was made available on November 10, 2014; and (ii) $3,000,000 (the Tranche B Loan) became available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data (as determined by our Board of Directors) in either SLS or noninfectious anterior uveitis. However, we can provide no assurances that we will satisfy the conditions for the Tranche B Loan. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

As of March 31, 2016, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 71.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iii) Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

May 9, 2016	/s/ Todd C. Brady, M.D., Ph.D
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

May 9, 2016	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ALDEYRA THERAPEUTICS, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iii) Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) Notes to Financial Statements.