Form 10-Q
period 2016-06-30
Aldeyra Therapeutics, Inc.
filed 2016-08-10
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 10, 2016, there were 12,472,521 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2016

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,607,522	$14,648,866
Marketable securities	14,940,912	$12,941,776
Prepaid expenses and other current assets	260,087	497,552

Total current assets	32,808,521	28,088,194
Deferred offering costs	—	36,236
Fixed assets, net	75,027	80,334

Total assets	$32,883,548	$28,204,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$823,301	$851,160
Accrued expenses (Note 6)	1,084,591	1,186,429
Accrued deferred offering costs	155,122	—
Current portion of credit facility	310,185	77,546

Total current liabilities	2,373,199	2,115,135

Credit facility, net of current portion and debt discount	992,625	1,211,310

Total liabilities	3,365,824	3,326,445

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 12,472,521 shares issued and outstanding as of June 30, 2016 and 9,712,521 shares issued and outstanding as of December 31, 2015	12,473	9,713
Additional paid-in capital	97,372,402	83,478,851
Accumulated other comprehjensive income (loss), net of tax	4,703	(8,361)
Accumulated deficit	(67,871,854)	(58,601,884)

Total stockholders’ equity	29,517,724	24,878,319

Total liabilities and stockholders’ equity	$32,883,548	$28,204,764

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$2,834,523	$1,249,097	$6,346,037	$2,385,531
General and administrative	1,462,227	954,879	2,917,750	1,926,980

Loss from operations	(4,296,750)	(2,203,976)	(9,263,787)	(4,312,511)

Other income (expense):
Interest income	21,951	—	46,671	—
Interest expense	(27,817)	(28,210)	(52,853)	(56,234)

Total other income (expense), net	(5,866)	(28,210)	(6,182)	(56,234)

Net loss	$(4,302,616)	$(2,232,186)	$(9,269,969)	$(4,368,745)

Net loss per share - Basic and Diluted	$(0.41)	$(0.27)	$(0.91)	$(0.58)

Weighted average common shares outstanding - Basic and Diluted	10,622,411	8,397,713	10,167,466	7,537,396

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,302,616)	$(2,232,186)	$(9,269,969)	$(4,368,745)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	2,904	—	13,064	—

Total other comprehensive income	2,904	—	13,064	—

Comprehensive loss	$(4,299,712)	$(2,232,186)	$(9,256,905)	$(4,368,745)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,269,969)	$(4,368,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,282,687	1,103,661
Amortization of debt discount – non-cash interest expense	13,954	18,707
Net amortization of premium on debt securities available for sale	113,961	—
Depreciation	17,117	4,002
Change in assets and liabilities:

Prepaid expenses and other current assets	237,465	(34,282)
Accounts payable	(27,859)	288,052
Accrued expenses	(101,838)	(457,085)

Net cash used in operating activities	(7,734,482)	(3,445,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(11,810)	(31,876)
Purchases of marketable securities	(9,720,033)	—
Sales of marketable securities	7,620,000	—

Net cash used in investing activities	(2,111,843)	(31,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	12,768,745	28,520,046
Deferred offering costs paid in cash	36,236	—

Net cash provided by financing activities	12,804,981	28,520,046

NET INCREASE IN CASH	2,958,656	25,042,480
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,648,866	8,527,304

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,607,522	$33,569,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$39,103	$37,730

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Offering costs of public and private offferings not yet paid	$155,122	$253,134

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (the Company or Aldeyra), a Delaware corporation, is developing new products for inflammation, inborn errors of metabolism, and other diseases that are thought to be related to naturally occurring toxic and pro-inflammatory chemical species known as aldehydes.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 30, 2016. The financial information as of June 30, 2016, the three and six months ended June 30, 2016 and 2015 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2015 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

On June 1, 2016, the Company closed an underwritten public offering in which it sold, an aggregate of approximately 2.8 million shares of common stock, including 360,000 shares sold in connection with the exercise in full by the underwriter of its option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $12.6 million, after deducting the underwriting discounts and commissions and the other offering expenses payable by Aldeyra.

The Company’s management believes that its currently available resources, including amounts potentially available under its credit facility (Note 7), will provide sufficient funds to enable the Company to meet its expected obligations through approximately September of 2018 based on the Company’s current business plan. However, these amounts will not be sufficient for the Company to commercialize its product candidates or conduct any substantial, additional development requirements requested by the U.S. Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), to simplify the accounting for stock compensation. This update focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. The ASU becomes effective in 2017 for public companies and in 2018 for all other entities. Early adoption is permitted. Certain disclosures and detailed transition provisions apply. The Company does not believe that ASU 2016-09 will have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is in the process of evaluating the future impact of ASU 2016-02 on its financial position, results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update is required to be effective for all public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The Company does not believe that ASU 2015-17 will have a material impact on its financial statements.

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

3.	NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss – basic and diluted	$(4,302,616)	$(2,232,186)	$(9,269,969)	$(4,368,745)

Weighted-average number of common shares – basic and diluted	10,622,411	8,397,713	10,167,466	7,537,396

Net loss per share – Basic and diluted	$(0.41)	$(0.27)	$(0.91)	$(0.58)

The following potentially dilutive securities outstanding, prior to use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	1,654,482	1,038,530	1,654,482	1,038,530
Warrants to purchase common stock	1,384,608	1,384,608	1,384,608	1,384,608
Restricted common stock units	27,096	—	27,096	—

Total of common stock equivalents	3,066,186	2,423,138	3,066,186	2,423,138

4.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At June 30, 2016, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash Equivalents	Current Marketable Securities
Cash	$1,060,720	$—	$—	$1,060,720	$1,060,720	$—
Money market funds	1,046,802	—	—	1,046,802	1,046,802	—
U.S. Reverse repurchase agreements	15,500,000	—	—	15,500,000	15,500,000	—
Government securities	14,936,209	4,734	(31)	14,940,912	—	14,940,912
Available for Sale(1)	30,436,209	4,734	(31)	30,440,912	15,500,000	14,940,912

Total cash, cash equivalents and current marketable securities					$17,607,522	$14,940,912

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

Fair value of government securities and obligations and corporate debt securities were estimated using quoted broker prices and significant other observable inputs.

The contractual maturities of all available for sale securities are less than one year at June 30, 2016.

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

There were no assets or liabilities measured at fair value at June 30, 2015. There were no liabilities measured at fair value at June 30, 2016. The following table presents information about the Company’s assets measured at fair value at June 30, 2016:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,046,802	$—	$—	$1,046,802
Repurchase agreements	—	15,500,000	—	15,500,000
U.S. government agency securities	—	14,940,912	—	14,940,912

Total assets at fair value	$1,046,802	$30,440,912	$—	$31,487,714

6.	ACCRUED EXPENSES

Accrued expenses at June 30, 2016 and December 31, 2015 were:

	June 30, 2016	December 31, 2015
Accrued compensation	$513,301	$394,773
Accrued research and development	398,094	550,323
Accrued general & administrative	173,196	192,676
Accrued other	—	48,657

Accrued expenses	$1,084,591	$1,186,429

7.	CREDIT FACILITY

In April 2012, the Company entered into a loan and security agreement (the Credit Facility) with Pacific Western which was subsequently amended in November 2013 to provide the Company with $1.5 million of available funds. The amended Credit Facility called for interest only payments at a 6.50% interest rate from November 2013 through November 2014 for all amounts outstanding, at which point the Company was scheduled to make principal payments of $58,160 plus interest through the maturity date in November 2016. In November 2014, the Credit Facility was further amended. Pursuant to the further amended Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5.0 million available to the Company with proceeds to be used first to refinance outstanding loans from Pacific Western second to fund expenses related to the Company’s clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to the Company upon the following terms: (i) $2.0 million was made available in November 2014; and (ii) $3.0 million (the Tranche B Loan) became available to the Company following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan made was payable as interest-only prior to November 2015 and thereafter was scheduled to be payable in monthly installments of principal plus accrued interest through the maturity date in November 2018. The amended Credit Facility was amended again in November 2015 extending the interest only period and the Tranche B conditions. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The annualized interest rate as of June 30, 2016 was 5.60%. Any term loan made is payable as interest-only prior to November 2016 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by the Company’s assets, including its intellectual property. As of June 30, 2016, $1.4 million was outstanding under the Credit Facility.

At June 30, 2016, the Credit Facility is shown net of a remaining debt discount of $93,000 which is being amortized using the effective interest method through the current maturity date of the Credit Facility, November 2019.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all of its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to 2016, Aldeyra has undergone two ownership changes. However, the Company’s management believes that it had sufficient “Built-In-Gain” to offset the Section 382 of the Code limitation generated by such ownership changes. Any future ownership changes, including those resulting from our recent or future financing activities, may cause the Company’s existing tax attributes to have additional limitations.

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

The Company has three incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of June 30, 2016, options to purchase 23,954 shares of common stock at a weighted average exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Initial Public Offering. However, grants made under the 2010 Plan are still governed by that plan. As of June 30, 2016, options to purchase 585,888 shares of common stock at a weighted average exercise price of $1.41 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the Registration Statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. As of December 31, 2014, the number of shares of common stock authorized for issuance in connection with the 2013 Plan was 625,000. On January 1 of each year the aggregate number of common shares that may be issued under the Plan shall automatically increased. As of January 1, 2016, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 333,333 shares. In June 2016, the 2013 Plan was amended to provide an increase of 700,000 shares of common stock authorized for issuance increasing the number of shares of common stock available for issuance under the 2013 Plan to 1,880,950 shares and that the annual increase would equal a number of shares equal to the least of (a) 7% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 1,000,000 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of June 30, 2016, options to purchase 1,044,640 shares of common stock at a weighted average exercise price of $6.09 per share and restricted stock units of 27,096 remained outstanding under the 2013 Plan.

Terms of stock award agreements, including vesting requirements, are determined by the Company’s board of directors or its compensation committee, subject to the provisions of the respective plan they were granted. Awards granted by the Company typically vest over a four year period. Certain of the awards are subject to acceleration of vesting in the event of certain change of control transactions. The awards may be granted for a term of up to ten years from the date of grant. The exercise price for options granted under the 2013 Plan must be at a price no less than 100% of the fair market value of a common share on the date of grant.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expenses	$262,289	$169,510	$497,211	$468,224
General and administrative expenses	411,292	294,078	785,476	635,437

Total stock-based compensation expense	$673,581	$463,588	$1,282,687	$1,103,661

Stock Options

The table below summarizes activity relating to stock options for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2015	1,077,330	$3.98
Granted	644,648	$4.96
Cancelled	(50,000)	4.59
Forfeited	(17,496)	$5.97
Expired	—	—

Outstanding at June 30, 2016	1,654,482	$4.34	8.29	$3,169,097

Exercisable at June 30, 2016	779,809	$2.91	7.44	$2,282,638

Exercisable at June 30, 2015	371,422	$1.45	7.77	$539,914

(a)	The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing market value of our common stock on June 30, 2016 of ($5.69) and the price of the underlying options.

Restricted Stock Units

Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. During the six months ended June 30, 2016, the Company granted a restricted stock unit award for 27,096 underlying shares of common stock with a weighted-average grant date fair value of $6.33 per share. As of June 30, 2016, the outstanding restricted stock units had unamortized stock-based compensation of $154,275 with a weighted-average remaining recognition period of 3.83 years and no aggregate intrinsic value.

Employee Stock Purchase Plan

In March 2016, the Company’s Board of Directors approved the 2016 Employee Stock Purchase Plan (2016 ESPP), which became effective in June 2016 following the approval of the Company’s stockholders. The 2016 ESPP authorizes the initial issuance of up to a total of 97,500 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2016 ESPP automatically increases on the first business day of each fiscal year, commencing in 2017, by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2016 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. As of June 30, 2016, there was no activity under the 2016 ESPP.

As of June 30, 2016, unamortized stock-based compensation for all awards was $4,500,486 and will be recognized over a weighted average period of 2.75 years.

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

All of the warrants above were outstanding at June 30, 2016.

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

Overview

We are a biotechnology company focused primarily on the development of new products for inflammation, inborn errors of metabolism, and other diseases that are thought to be related to naturally occurring toxic and pro-inflammatory chemical species known as aldehydes. We have developed a series of aldehyde traps, molecules that are designed specifically to sequester and allow for the degradation of aldehydes. Our most advanced aldehyde trap, NS2, is a novel product candidate that we are developing for the treatment of:

•	Allergic Conjunctivitis, a common disease that affects more than 20% of the population worldwide, and related rare allergic ocular diseases that are characterized by inflammation of the conjunctiva (a membrane covering part of the front of the eye), resulting in ocular itching, excessive tear production, swelling, and redness;

•	Noninfectious Anterior Uveitis, a rare severe inflammatory eye disease that can lead to blindness;

•	Sjögren-Larsson Syndrome, a rare inborn error of metabolism caused by mutations in an enzyme that metabolizes fatty aldehydes, resulting in severe skin and neurological disorders; and

•	Succinic Semi-Aldehyde Dehydrogenase Deficiency, a rare inborn error of metabolism caused by genetic mutations in an aldehyde-metabolizing enzyme that lead to severe neurological disease.

In 2015, we began clinical testing of NS2 in diseases where we believe aldehyde trapping may improve symptoms and slow or prevent disease progression. In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled Phase II clinical trial of NS2 ophthalmic solution in patients with allergic conjunctivitis demonstrated statistically and clinically significant activity of NS2 over vehicle in reducing ocular itching and tearing. In May 2016, we announced that the results of our randomized, parallel-group, investigator-masked, active-controlled Phase II clinical trial of NS2 ophthalmic solution in patients with noninfectious anterior uveitis demonstrated that NS2 reduced inflammatory cell count in the anterior chamber of the eye to a degree similar to that of standard-of-care corticosteroid therapy (which may lead to cataracts and glaucoma in some patients), but without the intraocular pressure elevations that were observed in subjects treated with corticosteroids. In August 2016, we announced that the results of our randomized, parallel-group, double-masked, vehicle-controlled clinical trial of a dermatologic formulation of NS2 for the treatment of the skin manifestations of Sjögren-Larsson Syndrome (SLS) demonstrated clinically relevant activity of NS2 in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS. There were no serious adverse events reported in any of these trials. We plan to initiate Phase I clinical testing of oral or subcutaneous NS2 formulations in 2017 in preparation for potential Phase II clinical trials in SLS, SSADH Deficiency, and severe inflammatory crises. We are also developing aldehyde traps different from NS2 that have the potential to treat diseases other than those described above. All of our development timelines could be subject to adjustment depending on recruitment rate, regulatory agency review, and other factors that could delay the initiation and completion of clinical trials.

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

We have no products approved for sale. We will not receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products or until we potentially enter into agreements with third parties for the development and commercialization of product candidates. If our development efforts for any of our product candidates result in regulatory approval or we enter into collaboration agreements with third parties, we may generate revenue from product sales or from such third parties. We have primarily funded our operations through the sale of our convertible preferred stock, common stock, convertible promissory notes, warrants and borrowings under our loan and security agreements.

In May 2014, we closed our Initial Public Offering (IPO) whereby we received net proceeds of approximately $10.0 million, after underwriter discounts, expenses and commissions, through the sale of 1,500,000 shares of our common stock at $8.00 per share. In January 2015, we received net proceeds of approximately $9.0 million, after placement agent fees and expenses from two private placements of common stock and warrants to purchase common stock. In addition, in May 2015, we raised approximately $19.5 million, after deducting underwriting discounts and commissions and other offering expenses through the issuance and sale of 2,822,500 shares of common stock in a follow-on public offering, including shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares of common stock. On June 1, 2016, we closed an underwritten public offering in which we sold, an aggregate of 2,760,000 shares of common stock, including 360,000 shares sold in connection with the exercise in full by the underwriter of its option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $12.6 million, after deducting the underwriting discounts and commissions and the other offering expenses payable by us.

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

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses, benefits and stock-based compensation for our full-time employees during the three and six months ended June 30, 2016 and 2015. Other general and administrative expenses include professional fees for auditing, tax, and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

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

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Research and development expenses. Research and development expenses were $2,834,523 for the three months ended June 30, 2016 compared to $1,249,097 for the three months ended June 30, 2015. The increase of $1,585,426 is primarily related to the increase in our external research and development expenditures, including manufacturing and pre-clinical activities and an increase in personnel costs, including stock-based compensation associated with an increase in headcount.

General and administrative expenses. General and administrative expenses were $1,462,227 for the three months ended June 30, 2016, compared to $954,879 for the three months ended June 30, 2015 resulting in an increase of $507,348, which is primarily related to an increase in personnel costs, including stock-based compensation due to increased headcount and legal costs.

Other income (expense). Total other income (expense), net was $(5,866) and $(28,210) for the three months ended June 30, 2016 and 2015, respectively. For the three months ending June 30, 2016, other income (expense) primarily consisted of interest expense related to our credit facility, which was partially offset by interest income. For the three months ending June 30, 2015, other income (expense) consisted of interest expense related to our credit facility.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Research and development expenses. Research and development expenses were $6,346,037 for the six months ended June 30, 2016 compared to $2,385,531 for the six months ended June 30, 2015. The increase of $3,960,506 is primarily related to the increase in our external research and development expenditures, including manufacturing and preclinical activities, an increase in personnel costs (primarily stock-based compensation associated with an increase in headcount), and clinical development costs.

General and administrative expenses. General and administrative expenses were $2,917,750 for the six months ended June 30, 2016, compared to $1,926,980 for the six months ended June 30, 2015. The increase of $990,770 is primarily related to an increase in legal and professional service costs and personnel costs, including stock-based compensation due to increased headcount.

Other income (expense). Total other income (expense), net was $(6,182) for the six months ended June 30, 2016 and consisted of interest expense related to our credit facility, which was partially offset by interest income. Total other income (expense), net was $(56,234) for the six months ended June 30, 2015 and consisted of interest expense related to our credit facility.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our Credit Facility discussed below. We have incurred operating losses since inception and negative cash flows from operating activities in devoting substantially all of our efforts towards research and development. At June 30, 2016, we had total stockholders’ equity of approximately $29.5 million and cash, cash equivalents and marketable securities of $32.5 million. During the three and six months ended June 30, 2016, we had a net loss of approximately $4.3 million and $9.3 million, respectively. We expect to generate operating losses for the foreseeable future.

In April 2012, we entered into a loan and security agreement (the Credit Facility) with Pacific Western Bank (Pacific Western, formerly Square 1 Bank) which was subsequently amended in November 2013 to provide us with $1.5 million of available funds. The amended Credit Facility called for interest only payments at a 6.50% interest rate from November 2013 through November 2014 for all amounts outstanding, inclusive of those amounts originally drawn during 2012 prior to the amendment, at which point, we were scheduled to make principal payments of $58,160 plus interest through the maturity date of the term loans in November 2016. In November 2014, the Credit Facility was further amended. Pursuant to the Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5.0 million available to us with proceeds to be used first to refinance outstanding loans from Pacific Western second to fund expenses related to our clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to us upon the following terms: (i) $2.0 million was made available in November 2014; and (ii) $3.0 million (the Tranche B Loan) became available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan made was payable as interest-only prior to November 2015 and thereafter was scheduled to be payable in monthly installments of principal plus accrued interest through the maturity date in November 2018. The amended Credit Facility was amended again in November 2015 extending the interest only period and the Tranche B conditions. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The annualized interest rate as of June 30, 2016 was 5.60%. Any term loan made is payable as interest-only prior to November 2016 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by our assets, including our intellectual property. As of December 31, 2015 and June 30, 2016, $1.4 million was outstanding under the Credit Facility.

At June 30, 2016, the Credit Facility is shown net of a remaining debt discount of $93,000 which is being amortized using the effective interest method through the current maturity date of the Credit Facility, November 2019.

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

In addition, we raised approximately $19.5 million, after deducting underwriting discounts and commissions and other offering expenses, which closed on May 22, 2015, through the issuance and sale of 2,822,500 shares of common stock in a follow-on public offering, including shares sold pursuant to the underwriter’s exercise of their option to purchase additional shares of common stock.

On June 1, 2016, we closed an underwritten public offering in which we sold, an aggregate of 2,760,000 shares of common stock, including 360,000 shares sold in connection with the exercise in full by the underwriter of its option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $12.6 million, after deducting the underwriting discounts and commissions and the other offering expenses payable by us.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2016, together with the amounts available under the Credit Facility, will be adequate to fund operations through approximately September of 2018 based on our current business plan. However, these amounts will not be sufficient for us to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of NS2. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(7,734,482)	$(3,445,690)
Net cash used in investing activities	(2,111,843)	(31,876)
Net cash provided by financing activities	12,804,981	28,520,046

Net increase (decrease) in cash and cash equivalents	$2,958,656	$25,042,480

Operating Activities. Net cash used in operating activities was $7.7 million for the six months ended June 30, 2016 compared to net cash used in operating activities of $3.4 million for the six months ended June 30, 2015. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was due to an increase in both research and development and general and administrative expenses.

Investing Activities. Net cash used in investing activities was $(2,111,843) and $(31,876) for the six months ended June 30, 2016 and 2015, respectively. The primary use of cash for investing activities was for the purchase of marketable securities and the purchase of computers and related equipment.

Financing Activities. Net cash provided by financing activities was $12.8 million for the six months ended June 30, 2016 compared to net cash provided by financing activities of $28.5 million for the six months ended June 30, 2015. The net cash provided by financing activities for the six months ended June 30, 2016 was related to our June 2016 offering.

Off-Balance Sheet Arrangements

Through June 30, 2016, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

Other than as set forth below, there have been no material changes since December 31, 2015 to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than payments made or received in the ordinary course of business.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2016. Based on our management’s evaluation (with the participation of our Chief Executive Officer and President and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for NS2 and our other product candidates. Net loss for the three months ended June 30, 2016 and 2015 was approximately $4.3 million and $2.2 million, respectively. Net loss for the six months ended June 30, 2016 and 2015 was approximately $9.3 million and $4.4 million, respectively. As of June 30, 2016, we had total stockholders’ equity of $29.5 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if NS2 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Our product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product. We have only one product candidate that has been the focus of significant development: NS2, a novel small molecule chemical entity that is believed to trap and allow for the degradation of aldehydes, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are largely dependent on successful continued development and ultimate regulatory approval of this product candidate for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of NS2. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of NS2. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the necessary clinical trials for NS2;

•	we may not be able to provide evidence of safety and efficacy for NS2;

•	we may not be able to timely finalize the design or formulation of any product candidate or demonstrate that a formulation of our product candidate will be stable for commercially reasonable time periods;

•	the results of later phases of our clinical trials may not confirm the results of our earlier trials;

•	there may be variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;

•	we may be required to perform additional clinical trials to support approval;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA, or comparable foreign regulatory bodies for marketing approval;

•	patients in our clinical trials may suffer other adverse effects or die for reasons that may or may not be related to NS2;

•	if approved for certain diseases, NS2 will compete with well-established products already approved for marketing by the FDA, including corticosteroids and other agents that have demonstrated varying levels of efficacy in some of the diseases for which we may attempt to develop NS2; and

•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

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

While the primary day-to-day complaint of Sjögren-Larsson Syndrome (SLS) patients and their caregivers are symptoms associated with severe skin disease, SLS patients also manifest varying degrees of delay in mental development, spasticity, seizures and retinal disease. In August 2016, we announced that the results of our randomized, parallel-group, double-masked, vehicle-controlled clinical trial of a dermatologic formulation of NS2 for the treatment of the skin manifestations of Sjögren-Larsson Syndrome (SLS) demonstrated clinically relevant activity of NS2 in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS. There were no serious adverse events reported in any of these trials. However, due to expected low systemic exposure of NS2 when administered topically to the skin, it is unlikely that NS2 will significantly affect the non-dermatologic conditions of SLS. Lack of effect in neurologic and ocular manifestations of SLS may negatively impact the potential market for NS2 in SLS and may also negatively impact reimbursement, pricing and commercial acceptance of NS2, if it is approved.

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

Market acceptance and sales of our product candidates will depend significantly on the availability of adequate insurance coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. As a result of negative trends in the general economy in the U.S. or other jurisdictions in which we may do business, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. Reimbursement by a third-party payor may depend upon a number of factors including the third-party payor’s determination that use of a product candidate is:

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

As of June 30, 2016, we had only eleven full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

In addition, during challenging and uncertain economic times and in tight credit markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected.

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

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of NS2 or our other product candidates. Noninfectious anterior uveitis and other inflammatory diseases may be treated with general immune suppressing therapies, including corticosteroids, some of which are generic. Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than NS2 or our other product candidates.

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

Because, as of June 30, 2016, we only had eleven full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of NS2 and our other product candidates, as well as function as a public company. As we seek to advance NS2 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Pacific Western Bank. In the case of a continuing event of default under the loan, Pacific Western Bank, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Although as of June 30, 2016, we had sufficient cash and cash equivalents to repay all obligations owed to Pacific Western Bank if the debt was accelerated, in the event we do not or are not able to repay the obligations at the time a default occurred, Pacific Western Bank may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Pacific Western Bank under the loan, which includes our intellectual property.

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

We are a party to a technology license and we may enter into additional licenses in the future. Such licenses may impose various commercial, contingent payment, royalty, insurance, indemnification, and or other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we could lose valuable rights under our license agreements and our ability to develop product candidates could be impaired. Additionally, should such a license agreement be terminated for any reason, there may be a limited number of licensors who would be suitable replacements and it may take a significant amount of time to transition to a replacement licensor.

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

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings, including debt financings. The global economic downturn and market instability has made the business climate more volatile and more costly. In addition, the United Kingdom’s recent decision to exit the European Union (“Brexit”) could contribute to instability and volatility in the global financial and foreign exchange markets. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders or be excessively dilutive. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

We have a $5.0 million Credit Facility with Pacific Western that is secured by a lien covering all of our assets as of June 30, 2016. As of June 30, 2016 and December 31, 2015, the outstanding principal balance under the Credit Facility was approximately $1.4 million. Under the terms of the Credit Facility, (i) $2,000,000 was made available on November 10, 2014; and (ii) $3,000,000 (the Tranche B Loan) became available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data (as determined by our Board of Directors) in either SLS or noninfectious anterior uveitis. However, we can provide no assurances that we will satisfy the conditions for the Tranche B Loan. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of transactions involving our common stock.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Prior to 2016, Aldeyra has undergone two ownership changes. However, our management believes that we had sufficient “Built-In-Gain” to offset the Section 382 of the Code limitation generated by such ownership changes. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations.

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

As of June 30, 2016, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 73.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

10.26	Amendment No. 1 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan

10.27	Aldeyra Therapeutics, Inc. 2016 Employee Stock Purchase Plan

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015; (iii) Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

August 10, 2016	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

August 10, 2016	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ALDEYRA THERAPEUTICS, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

10.26	Amendment No. 1 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan

10.27	Aldeyra Therapeutics, Inc. 2016 Employee Stock Purchase Plan

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015; (iii) Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv) Notes to Financial Statements.

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