Form 10-Q
period 2016-09-30
Aldeyra Therapeutics, Inc.
filed 2016-11-14
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 14, 2016, there were 12,576,326 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2016

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$14,568,508	$14,648,866
Marketable securities	14,307,073	12,941,776
Prepaid expenses and other current assets	250,206	497,552

Total current assets	29,125,787	28,088,194
Deferred offering costs	—	36,236
Fixed assets, net	65,690	80,334

Total assets	$29,191,477	$28,204,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$733,560	$851,160
Accrued expenses (Note 6)	1,476,592	1,186,429
Current portion of credit facility	426,505	77,546

Total current liabilities	2,636,657	2,115,135

Credit facility, net of current portion and debt discount	883,282	1,211,310

Total liabilities	3,519,939	3,326,445

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 12,568,563 shares issued and outstanding as of September 30, 2016 and 9,712,521 shares issued and outstanding as of December 31, 2015	12,569	9,713
Additional paid-in capital	98,302,346	83,478,851
Accumulated other comprehensive income (loss), net of tax	6,528	(8,361)
Accumulated deficit	(72,649,905)	(58,601,884)

Total stockholders’ equity	25,671,538	24,878,319

Total liabilities and stockholders’ equity	$29,191,477	$28,204,764

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$3,379,711	$2,076,410	$9,728,494	$4,461,941
General and administrative	1,396,734	1,261,196	4,314,483	3,188,176

Loss from operations	(4,776,445)	(3,337,606)	(14,042,977)	(7,650,117)

Other income (expense):
Interest income	27,792	—	74,463	—
Interest expense	(26,654)	(28,081)	(79,507)	(84,314)

Total other income (expense), net	1,138	(28,081)	(5,044)	(84,314)

Net loss	$(4,775,307)	$(3,365,687)	$(14,048,021)	$(7,734,431)

Net loss per share - basic and diluted	$(0.38)	$(0.35)	$(1.28)	$(0.94)

Weighted average common shares outstanding - basic and diluted	12,474,609	9,712,521	10,942,127	8,270,405

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(4,775,307)	$(3,365,687)	$(14,048,021)	$(7,734,431)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	1,825	—	14,889	—

Total other comprehensive income	1,825	—	14,889	—

Comprehensive loss	$(4,773,482)	$(3,365,687)	$(14,033,132)	$(7,734,431)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,048,021)	$(7,734,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,159,714	1,639,930
Amortization of debt discount – non-cash interest expense	20,931	28,061
Net amortization of premium on debt securities available for sale	182,963	—
Depreciation	26,454	10,649
Change in assets and liabilities:

Prepaid expenses and other current assets	247,346	(374,767)
Accounts payable	(117,600)	402,329
Accrued expenses	290,163	(278,401)

Net cash used in operating activities	(11,238,050)	(6,306,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(11,810)	(86,119)
Purchases of marketable securities	(15,378,371)	—
Sales of marketable securities	13,845,000	—

Net cash used in investing activities	(1,545,181)	(86,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	12,702,873	28,505,808
Deferred offering costs paid in cash	—	(21,998)

Net cash provided by financing activities	12,702,873	28,483,810

NET (DECREASE) INCREASE IN CASH	(80,358)	22,091,061
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,648,866	8,527,304

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,568,508	$30,618,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$58,722	$55,775

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Offering costs of public offering not yet paid	$—	$36,236

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

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

The accompanying interim unaudited condensed financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 30, 2016. The financial information as of September 30, 2016, the three and nine months ended September 30, 2016 and 2015 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2015 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

The Company’s management believes that its currently available resources, including amounts potentially available under its credit facility (Note 7), will provide sufficient funds to enable the Company to meet its expected obligations through approximately the second quarter of 2018 based on the Company’s current business plan. However, these amounts will not be sufficient for the Company to commercialize its product candidates or conduct any substantial, additional development requirements requested by the U.S. Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 may be adopted retrospectively or prospectively if it is impractical to apply the amendments retrospectively. The Company does not expect this standard to have a material impact on its financial statements.

In April 2016 and May 2016, the FASB issued ASU No. 2016-10 (ASU 2016-10), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations & Licensing which provides further clarification for the implementing the new revenue recognition standard, ASU 2014-09. The effective date and transition requirements for ASU 2016-10 are the same as the effective date of ASU 2014-09. The Company does not expect this standard to have a material impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), to simplify the accounting for stock compensation. This update focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. The ASU becomes effective in 2017 for public companies and in 2018 for all other entities. Early adoption is permitted. Certain disclosures and detailed transition provisions apply. The Company does not believe that ASU 2016-09 will have a material impact on its financial statements.

3.	NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss – basic and diluted	$(4,775,307)	$(3,365,687)	$(14,048,021)	$(7,734,431)

Weighted-average number of common shares – basic and diluted	12,474,609	9,712,521	10,942,127	8,270,405

Net loss per share – basic and diluted	$(0.38)	$(0.35)	$(1.28)	$(0.94)

The following potentially dilutive securities outstanding, prior to use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	1,604,841	1,038,530	1,604,841	1,038,530
Warrants to purchase common stock	1,384,608	1,384,608	1,384,608	1,384,608
Restricted common stock units	27,096	—	27,096	—

Total of common stock equivalents	3,016,545	2,423,138	3,016,545	2,423,138

4.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At September 30, 2016, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash Equivalents	Current Marketable Securities
Cash	$424,613	$—	$—	$424,613	$424,613	$—
Money market funds	43,895	—	—	43,895	43,895	—

U.S. reverse repurchase agreements	14,100,000	—	—	14,100,000	14,100,000	—
U.S. government agency securities	14,300,545	6,530	(2)	14,307,073	—	14,307,073

Available for Sale(1)	28,400,545	6,530	(2)	28,407,073	14,100,000	14,307,073

Total Cash, cash equivalents and current marketable securities					$14,568,508	$14,307,073

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

Fair value of government securities and obligations and corporate debt securities were estimated using quoted broker prices and significant other observable inputs.

The contractual maturities of all available for sale securities were less than one year at September 30, 2016.

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

There were no liabilities measured at fair value at September 30, 2016 or December 31, 2015. The following table presents information about the Company’s assets measured at fair value at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$43,895	$—	$—	$43,895
U.S. Reverse repurchase agreements	—	14,100,000	—	14,100,000
U.S. government agency securities	—	14,307,073	—	14,307,073

Total assets at fair value	$43,895	$28,407,073	$—	$28,450,968

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$35,886	$—	$—	$35,886
Repurchase agreements	—	12,950,000	—	12,950,000
U.S. government agency securities	—	12,941,776	—	12,941,776

Total assets at fair value	$35,886	$25,891,776	$—	$25,927,662

6.	ACCRUED EXPENSES

Accrued expenses at September 30, 2016 and December 31, 2015 were:

	September 31, 2016	December 31, 2015
Accrued compensation	$957,328	$394,773
Accrued research and development	415,060	550,323
Accrued general and administrative	104,204	192,676
Accrued other	—	48,657

Accrued expenses	$1,476,592	$1,186,429

7.	CREDIT FACILITY

In April 2012, the Company entered into a loan and security agreement (the Credit Facility) with Pacific Western Bank (Pacific Western, formerly Square 1 Bank) which was subsequently amended in November 2013 to provide the Company with $1.5 million of available funds. The amended Credit Facility called for interest only payments at a 6.50% interest rate from November 2013 through November 2014 for all amounts outstanding, at which point the Company was scheduled to make principal payments of $58,160 plus interest through the maturity date in November 2016. In November 2014, the Credit Facility was further amended. Pursuant to the further amended Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5.0 million available to the Company with proceeds to be used, first, to refinance outstanding loans from Pacific Western, second, to fund expenses related to the Company’s clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to the Company upon the following terms: (i) $2.0 million was made available in November 2014; and (ii) $3.0 million (the Tranche B Loan) became available to the Company following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan made was payable as interest-only prior to November 2015 and thereafter was scheduled to be payable in monthly installments of principal plus accrued interest through the maturity date in October 2019. The amended Credit

Facility was amended again in November 2015 extending the interest only period, the period to satisfy the Tranche B Loan conditions and the maturity date, October 2019. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The annualized interest rate as of September 30, 2016 was 5.60%. Any term loan made is payable as interest-only prior to November 2016 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by the Company’s assets, including its intellectual property. As of September 30, 2016, $1.4 million was outstanding under the Credit Facility.

At September 30, 2016, the Credit Facility is shown net of a remaining debt discount of $86,046 which is being amortized using the effective interest method through the current maturity date of the Credit Facility, October 2019.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all of its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to 2016, Aldeyra has undergone two ownership changes. However, the Company’s management believes that it had sufficient “Built-In-Gain” to offset the Section 382 of the Code limitation generated by such ownership changes. Any future ownership changes, including those resulting from Aldeyra’s recent or future financing activities, may cause the Company’s existing tax attributes to have additional limitations.

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

The Company has three incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of September 30, 2016, options to purchase 23,954 shares of common stock at a weighted average exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Initial Public Offering. However, grants made under the 2010 Plan are still governed by that plan. As of September 30, 2016, options to purchase 489,846 shares of common stock at a weighted average exercise price of $1.58 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the Registration Statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. As of December 31, 2014, the number of shares of common stock authorized for issuance in connection with the 2013 Plan was 625,000. On January 1 of each year the aggregate number of common shares that may be issued under the Plan shall automatically increase. As of January 1, 2016, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 333,333 shares. In June 2016, the 2013 Plan was amended to provide an increase of 700,000 shares of common stock authorized for issuance increasing the number of shares of common stock available for issuance under the 2013 Plan to 1,880,950 shares and that the annual increase would equal a number of shares equal to the least of (a) 7% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 1,000,000 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of September 30, 2016, options to purchase 1,091,041 shares of common stock at a weighted average exercise price of $5.98 per share and restricted stock units of 27,096 remained outstanding under the 2013 Plan. As of September 30, 2016, there were 762,814 shares of common stock available for grant under the 2013 Plan.

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

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expenses	$475,026	$181,081	$972,237	$649,305
General and administrative expenses	401,999	355,188	1,187,477	990,625

Total stock-based compensation expense	$877,025	$536,269	$2,159,714	$1,639,930

Stock Options

The table below summarizes activity relating to stock options for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2015	1,077,330	$3.98
Granted	721,814	$5.35
Cancelled	(62,104)	$4.83
Forfeited	(36,157)	$5.68
Expired	—	—
Exercised	(96,042)	$0.55

Outstanding at September 30, 2016	1,604,871	$4.76	8.18	$5,211,390

Exercisable at September 30, 2016	759,251	$4.21	7.30	$3,195,987

Exercisable at September 30, 2015	802,921	$5.35	7.10	$3,701,212

(a)	The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing market value of the Company’s common stock on September 30, 2016 of $7.82 and the price of the underlying options.

As of September 30, 2016, unamortized stock-based compensation for all awards was $4,057,855 and will be recognized over a weighted average period of 2.54 years.

Restricted Stock Units

Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. During the nine months ended September 30, 2016, the Company granted a restricted stock unit award for 27,096 underlying shares of common stock with a weighted-average grant date fair value of $6.33 per share. As of September 30, 2016, the outstanding restricted stock units had unamortized stock-based compensation of $144,352 with a weighted-average remaining recognition period of 3.58 years and no aggregate intrinsic value.

Employee Stock Purchase Plan

In March 2016, the Company’s Board of Directors approved the 2016 Employee Stock Purchase Plan (2016 ESPP), which became effective in June 2016 following the approval of the Company’s stockholders. The 2016 ESPP authorizes the initial issuance of up to a total of 97,500 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2016 ESPP automatically increases on the first business day of each fiscal year, commencing in 2017, by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2016 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. As of September 30, 2016, there was no activity under the 2016 ESPP.

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

All of the warrants above were outstanding at September 30, 2016.

11.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company may be involved in various legal proceedings involving contractual and employment relationships, trademark rights, and a variety of other matters. The Company is not aware of any pending legal proceedings that would reasonably be expected to have a material impact on the Company’s financial position or results of operations.

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

Overview

We are a biotechnology company focused primarily on the development of new products for inflammation, inborn errors of metabolism, and other diseases that are thought to be related to endogenously generated toxic and pro-inflammatory chemical species known as aldehydes. We are developing ADX-102 (formerly NS2), as well as other novel product candidates that are designed specifically to sequester aldehydes, for the treatment of:

•	Noninfectious Anterior Uveitis, a rare severe inflammatory eye disease that can lead to blindness;

•	Allergic Conjunctivitis, a common disease that affects more than 20% of the population worldwide, and related rare allergic ocular diseases that are characterized by inflammation of the conjunctiva (a membrane covering part of the front of the eye), resulting in ocular itching, excessive tear production, swelling, and redness;

•	Dry Eye Syndrome, a common inflammatory disease characterized by insufficient moisture and lubrication associated with the anterior surface of the eye, leading to ocular irritation, burning, stinging, and, in severe cases, loss of vision;

•	Sjögren-Larsson Syndrome, a rare inborn error of metabolism caused by mutations in an enzyme that metabolizes fatty aldehydes, resulting in severe skin and neurological disorders; and

•	Succinic Semi-Aldehyde Dehydrogenase Deficiency, a rare inborn error of metabolism caused by genetic mutations in an aldehyde-metabolizing enzyme that lead to severe neurological disease.

In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled Phase IIa clinical trial of ADX-102 ophthalmic solution in patients with allergic conjunctivitis demonstrated statistically and clinically significant activity of ADX-102 over vehicle in reducing ocular itching and tearing. In May 2016, we announced that the results of our randomized, parallel-group, investigator-masked, active-controlled Phase II clinical trial of ADX-102 ophthalmic solution in patients with noninfectious anterior uveitis demonstrated that ADX-102 reduced inflammatory cell count in the anterior chamber of the eye to a degree similar to that of standard-of-care corticosteroid therapy (which may lead to cataracts and glaucoma in some patients), but without the intraocular pressure elevations that were observed in subjects treated with corticosteroids. In August 2016, we announced that the results of a randomized, parallel-group, double-blind, vehicle-controlled clinical trial of a dermatologic formulation of ADX-102 for the treatment of the skin manifestations of Sjögren-Larsson Syndrome (SLS) demonstrated clinically relevant activity of ADX-102 in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS. There were no serious adverse events reported in any of these trials.

In September 2016, based on feedback from the U.S. Food and Drug Administration (FDA), we announced our intention to initiate, in the first half of 2017, a Phase III clinical trial in noninfectious anterior uveitis and a Phase IIb clinical trial in allergic conjunctivitis. We also announced that we intend to initiate a dry eye syndrome Phase IIa clinical trial in the first half of 2017, and that we intend to solicit feedback from the FDA and European regulatory agencies on a Phase III clinical trial in SLS, which we expect to initiate in the second half of 2017. Clinical trials of an orally administered aldehyde trap are expected to begin in late 2017 or 2018. For our ocular program in dry eye syndrome, as well as for our oral programs in SLS and Succinic Semi-Aldehyde Dehydrogenase Deficiency, we may select ADX-102 or other aldehyde traps for clinical testing. All of our development timelines could be subject to adjustment depending on recruitment rate, regulatory agency review, and other factors that could delay the initiation and completion of clinical trials.

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

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of ADX-102 and other aldehyde traps, and we may in-license, acquire or invest in complementary businesses or products. In addition, as capital resources permit, we may augment or otherwise modify the clinical development plan described herein.

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

Substantially all of our research and development expenses to date have been incurred in connection with ADX-102. We expect our research and development expenses to increase for the foreseeable future as we advance ADX-102 and other compounds through pre-clinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of ADX-102 and our future product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates.

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

We do not expect ADX-102 to be commercially available, if at all, for the next several years.

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses, benefits and stock-based compensation for our full-time employees during the three and nine months ended September 30, 2016 and 2015. Other general and administrative expenses include professional fees for auditing, tax, and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

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

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including the progress of our research and development efforts, the timing and outcome of clinical trials and regulatory requirements. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Research and development expenses. Research and development expenses were $3.4 million for the three months ended September 30, 2016, compared to $2.1 million for the three months ended September 30, 2015. The increase of $1.3 million is primarily related to the increase in our external research and development expenditures, including manufacturing and pre-clinical activities and an increase in personnel costs, including stock-based compensation associated with an increase in headcount.

General and administrative expenses. General and administrative expenses were $1.4 million for the three months ended September 30, 2016, compared to $1.3 million for the three months ended September 30, 2015. The increase of $0.1 million is primarily related to an increase in legal and personnel costs, including stock-based compensation due to increased headcount.

Other income (expense). Total other income (expense), net was $1,138 and $(28,081) for the three months ended September 30, 2016 and 2015, respectively. For the three months ending September 30, 2016, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our credit facility. For the three months ending September 30, 2015, other income (expense) consisted of interest expense related to our credit facility.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Research and development expenses. Research and development expenses were $9.7 million for the nine months ended September 30, 2016, compared to $4.5 million for the nine months ended September 30, 2015. The increase of $5.2 million is primarily related to the increase in our external research and development expenditures, including manufacturing and preclinical activities, an increase in personnel costs (primarily stock-based compensation associated with an increase in headcount), and clinical development costs.

General and administrative expenses. General and administrative expenses were $4.3 million for the nine months ended September 30, 2016, compared to $3.2 million for the nine months ended September 30, 2015. The increase of $1.1 million is primarily related to an increase in legal and professional service costs and personnel costs, including stock-based compensation due to increased headcount.

Other income (expense). Total other income (expense), net was $(5,044) for the nine months ended September 30, 2016 and consisted of interest expense related to our credit facility, which was partially offset by interest income. Total other income (expense), net was $(84,314) for the nine months ended September 30, 2015 and consisted of interest expense related to our credit facility.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our Credit Facility discussed below. We have incurred operating losses since inception and negative cash flows from operating activities in devoting substantially all of our efforts towards research and development. At September 30, 2016, we had total stockholders’ equity of approximately $25.7 million and cash, cash equivalents and marketable securities of $28.9 million. During the three and nine months ended September 30, 2016, we had a net loss of approximately $4.8 million and $14.0 million, respectively. We expect to generate operating losses for the foreseeable future.

In April 2012, we entered into a loan and security agreement (the Credit Facility) with Pacific Western Bank (Pacific Western, formerly Square 1 Bank) that was subsequently amended in November 2013 to provide us with $1.5 million of available funds. The amended Credit Facility called for interest only payments at a 6.50% interest rate from November 2013 through November 2014 for all amounts outstanding, inclusive of those amounts originally drawn during 2012 prior to the amendment, at which point, we were scheduled to make principal payments of $58,160 plus interest through the maturity date of the term loans in November 2016. In

November 2014, the Credit Facility was further amended. Pursuant to the Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5.0 million available to us with proceeds to be used first to refinance outstanding loans from Pacific Western second to fund expenses related to our clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to us upon the following terms: (i) $2.0 million was made available in November 2014; and (ii) $3.0 million (the Tranche B Loan) became available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. Any term loan made was payable as interest-only prior to November 2015 and thereafter was scheduled to be payable in monthly installments of principal plus accrued interest through the maturity date in October 2019. The amended Credit Facility was amended again in November 2015 extending the interest only period, the period to satisfy the Tranche B Loan conditions and the maturity date, October 2019. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The annualized interest rate as of September 30, 2016 was 5.60%. Any term loan made is payable as interest-only prior to November 2016 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by our assets, including our intellectual property. As of December 31, 2015, and September 30, 2016, $1.4 million was outstanding under the Credit Facility.

At September 30, 2016, the Credit Facility is shown net of a remaining debt discount of $86,046 which is being amortized using the effective interest method through the maturity date of the Credit Facility, October 2019.

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

We believe that our cash, cash equivalents and marketable securities as of September 2016, together with the amounts available under the Credit Facility, will be adequate to fund operations through approximately the second quarter of 2018 based on our current business plan. However, these amounts will not be sufficient for us to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of ADX-102. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the progress, costs, results of and timing of our clinical development program for ADX-102 and our other product candidates, including our current and planned clinical trials;

•	the need for, and the progress, costs and results of, any additional clinical trials of ADX-102, including systemic formulations, we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of ADX-102;

•	the outcome, costs and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;

•	the timing and costs associated with manufacturing ADX-102 for clinical trials and other studies and, if approved, for commercial sale;

•	our need and ability to hire additional management, development and scientific personnel;

•	the cost to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecuting, defending and enforcing of any patents or other intellectual property rights;

•	the timing and costs associated with establishing sales and marketing capabilities;

•	market acceptance of ADX-102;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and

•	our need to remediate any material weaknesses and implement additional internal systems and infrastructure, including financial and reporting systems.

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

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(11,238,050)	$(6,306,630)
Net cash used in investing activities	(1,545,181)	(86,119)
Net cash provided by financing activities	12,702,873	28,483,810

Net increase (decrease) in cash and cash equivalents	$(80,358)	$22,091,061

Operating Activities. Net cash used in operating activities was $11.2 million for the nine months ended September 30, 2016 compared to net cash used in operating activities of $6.3 million for the nine months ended September 30, 2015. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was due to an increase in both research and development and general and administrative expenses.

Investing Activities. Net cash used in investing activities was $(1.5) million and $(0.1) million for the nine months ended September 30, 2016 and 2015, respectively. The primary use of cash for investing activities was for the purchase of marketable securities and the purchase of computers and related equipment.

Financing Activities. Net cash provided by financing activities was $12.7 million for the nine months ended September 30, 2016 compared to net cash provided by financing activities of $28.5 million for the nine months ended September 30, 2015. The net cash provided by financing activities for the nine months ended September 30, 2016 was related to our June 2016 offering.

Off-Balance Sheet Arrangements

Through September 30, 2016, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2016. Based on our management’s evaluation (with the participation of our Chief Executive Officer and President and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for ADX-102 and our other product candidates. Net loss for the three months ended September 30, 2016 and 2015 was approximately $4.8 million and $3.4 million, respectively. Net loss for the nine months ended September 30, 2016 and 2015 was approximately $14.0 million and $7.7 million, respectively. As of

September 30, 2016, we had total stockholders’ equity of $25.7 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if ADX-102 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

We currently generate no revenue from sales, and we may never be able to commercialize ADX-102 or our other product candidates. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our business is dependent in large part on the success of a single product candidate, ADX-102. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, ADX-102.

Our product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product. We have only one product candidate that has been the focus of significant development: ADX-102, a novel small molecule chemical entity that is believed to trap and allow for the degradation of aldehydes, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are largely dependent on successful continued development and ultimate regulatory approval of this product candidate for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of ADX-102. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of ADX-102. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the necessary clinical trials for ADX-102;

•	we may not be able to provide evidence of safety and efficacy for ADX-102;

•	we may not be able to timely or adequately finalize the design or formulation of any product candidate or demonstrate that a formulation of our product candidate will be stable for commercially reasonable time periods;

•	the safety and efficacy results of later phases or larger clinical trials may not confirm the results of our earlier trials;

•	there may be variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;

•	we may be required to perform additional clinical trials to support approval;

•	the results of our clinical trials may not meet the end points, or level of statistical or clinical significance required by the FDA, or comparable foreign regulatory bodies for marketing approval;

•	patients in our clinical trials may suffer other adverse effects or die for reasons that may or may not be related to ADX-102;

•	if approved for certain diseases, ADX-102 will compete with well-established products already approved for marketing by the FDA, including corticosteroids and other agents that have demonstrated varying levels of efficacy in some of the diseases for which we may attempt to develop ADX-102; and

•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a New Drug Application (NDA) to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market ADX-102, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that ADX-102 will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize, ADX-102, we may not be able to generate sufficient revenue to continue our business.

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

•	execute our product candidate development activities, including successfully designing and completing our clinical trial programs and product design and formulation of future product candidates;

•	obtain required regulatory approvals for our product candidates;

•	manage our spending as costs and expenses increase due to the performance and completion of clinical trials, attempting to obtain regulatory approvals, manufacturing and commercialization;

•	secure substantial additional funding;

•	develop and maintain successful strategic relationships;

•	build and maintain a strong intellectual property portfolio;

•	build and maintain appropriate clinical, sales, distribution, and marketing capabilities on our own or through third parties; and

•	gain broad market acceptance for our product candidates.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, raise capital, expand our business, or continue our operations.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials, including ADX-102, may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, as product candidates proceed through development, the trial designs may often be different from phase to phase, the vehicles may be modified from trial to trial and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. For instance, we plan to modify the vehicle utilized in our expected Phase IIb allergic conjunctivitis trial from the vehicle used in our prior Phase IIa trial. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, our clinical trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

In addition, the presumed mechanisms of aldehyde-mediated inflammation are distinct from the presumed aldehyde-mediated pathology in inborn errors of metabolism, and the efficacy and safety of ADX-102 in one indication does not predict the efficacy and safety of ADX-102 in other indications.

Because we are developing novel product candidates for the treatment of diseases in a manner which there is little clinical drug development experience and, in some cases, are using new endpoints or methodologies, the regulatory pathways for approval are not well defined, and, as a result, there is greater risk that our clinical trials will not result in our desired outcomes.

Our clinical focus is on the development of new products for inflammation, inborn errors of metabolism, and other diseases that are thought to be related to naturally occurring toxic and pro-inflammatory chemical species known as aldehydes. Our Phase III vehicle-controlled clinical program in noninfectious anterior uveitis and our Phase III clinical program in Sjögren-Larsson Syndrome (SLS) represent the first such clinical trials performed, and thus the comparative effects of vehicle and drug are unpredictable.

We could also face challenges in designing clinical trials and obtaining regulatory approval of aldehyde sequestering agents due to the small number of historical clinical trial experience for this novel class of therapeutics. Because no aldehyde sequestering agents have received regulatory approval anywhere in the world, it is difficult to determine whether regulatory agencies will be receptive to the approval of our product candidates and to predict the time and cost associated with obtaining regulatory approval. The clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied classes of product candidates. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for our product candidates, would have an adverse impact on our business, prospects, financial condition and results of operations.

Because ADX-102 and our other product candidates are, to our knowledge, new chemical entities, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of these product candidates and obtain the necessary regulatory approvals for commercialization.

Our product candidates are, to our knowledge, new chemical entities, and unexpected problems related to such new technology may arise that can cause us to delay, suspend or terminate our development efforts. Although we have seen signs of efficacy and observed ADX-102 to be well tolerated in our clinical trials to date, because ADX-102 is a novel chemical entity with limited use in humans, short and long-term safety, as well as prospects for efficacy, are poorly understood and difficult to predict due to our and regulatory agencies’ lack of experience with them. Regulatory approval of new product candidates such as ADX-102 can be more expensive and take longer than approval for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates.

Our dermatologic topical formulation of ADX-102 is unlikely to affect other clinical manifestations of Sjögren-Larsson Syndrome, which may decrease the likelihood of commercial acceptance.

                While the primary day-to-day complaint of SLS patients and their caregivers are symptoms associated with severe skin disease, SLS patients also manifest varying degrees of delay in mental development, spasticity, seizures and retinal disease. In August 2016, we announced that the results of our randomized, parallel-group, double-masked, vehicle-controlled clinical trial of a dermatologic formulation of ADX-102 for the treatment of the skin manifestations of SLS demonstrated clinically relevant activity of ADX-102 in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS. There were no serious adverse events reported in any of these trials. However, due to expected low systemic exposure of ADX-102 when administered topically to the skin, it is unlikely that ADX-102 will significantly affect the non-dermatologic conditions of SLS. Lack of effect in neurologic and ocular manifestations of SLS may negatively impact the potential market for ADX-102 in SLS and may also negatively impact reimbursement, pricing and commercial acceptance of ADX-102, if it is approved.

ADX-102 and our other product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays, or prevent the receipt of the required approvals to commercialize our product candidates.

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

ADX-102 and the activities associated with its development and potential commercialization, including its testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other jurisdictions.

Our ongoing research and development activities and planned clinical development for our product candidates may be delayed, modified or ceased for a variety of reasons, including:

•	determining that a product candidate is ineffective or causes harmful side effects during preclinical studies or clinical trials;

•	difficulty establishing predictive preclinical models for demonstration of safety and efficacy of a product candidate in one or more potential therapeutic areas for clinical development;

•	difficulties in manufacturing a product candidate, including the inability to manufacture a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under processes acceptable to the FDA for marketing approval;

•	the proprietary rights of third parties, which may preclude us from developing or commercializing a product candidate;

•	determining that a product candidate may be uneconomical to develop or commercialize, or may fail to achieve market acceptance or adequate reimbursement;

•	our inability to secure strategic partners which may be necessary for advancement of a product candidate into clinical development or commercialization; or

•	our prioritization of other product candidates for advancement.

The FDA or comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our or any of our future development partners’ clinical trials, including the end points of our clinical trials;

•	we or any of our future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;

•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from the United States;

•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

•	we or any of our future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the design of such trials;

•	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any of our future development partners contract for clinical and commercial supplies; or

•	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.

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

Delays in the commencement or completion of our planned clinical trials for ADX-102 or other product candidates could significantly affect our product development costs. We do not know whether future trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA failing to grant permission to proceed or placing the clinical trial on hold;

•	subjects failing to enroll or remain in our clinical trials at the rate we expect;

•	subjects choosing an alternative treatment for the indication for which we are developing ADX-102 or other product candidates, or participating in competing clinical trials;

•	lack of adequate funding to continue the clinical trial;

•	subjects experiencing severe or unexpected drug-related adverse effects;

•	a facility manufacturing ADX-102, any of our other product candidates or any of their components being ordered by the FDA or other government or regulatory authorities, to temporarily or permanently shut down due to violations of current Good Manufacturing Practices, or cGMP, or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•	inability to timely manufacture sufficient quantities of the applicable product candidate for the clinical trial or expiration of materials intended for use in the clinical trial;

•	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, Good Clinical Practice or regulatory requirements, or other third parties not performing data collection or analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA or the finding of regulatory violations by the FDA or an institutional review board, or IRB, that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

•	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or

•	one or more IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial.

Product development costs will increase if we have delays in testing or approval of ADX-102 or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of or if we, the FDA or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of ADX-102 or other product candidates could be significantly reduced.

We may find it difficult to enroll patients in our clinical trials or identify patients during commercialization (if our products are approved by regulatory agencies) for product candidates addressing orphan or rare diseases.

As part of our business strategy, we plan to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases. Given that we are in the early stages of clinical trials for ADX-102, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop product candidates for the treatment of similar diseases, we would potentially compete with them for the enrollment in these rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials.

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

We have not yet completed testing of any of our product candidates in humans for the treatment of the indications for which we intend to seek approval, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. ADX-102, for example, has been observed to be toxic at high concentrations in in vitro human dermal tissue. In addition, there was transient and generally mild stinging noted in the ADX-102 treatment arm of our Phase IIa clinical trial in allergic conjunctivitis, with two patients out of the 50 patients in the treatment arm dropping out of the trial during treatment. There was an increased frequency of ocular stinging and burning in the ADX-102 treated arms of our Phase II clinical trial in noninfectious anterior uveitis, with one subject in the ADX-102 treatment arm and one subject in combination ADX-102 and Pred Forte® arm dropping out of the trial during treatment for an adverse event of stinging. However, there were no serious adverse events in such trial. In preparation for clinical testing of systemically administered ADX-102, we believe that we have identified a preliminary No Adverse Effect Level in pre-clinical toxicology studies where ADX-102 is administrated intravenously. If any of our product candidates cause unacceptable adverse events in clinical trials, which may be larger or longer than those previously conducted, we may not be able to obtain regulatory approval or commercialize such product candidate.

Final marketing approval for ADX-102 or our other product candidates by the FDA or other regulatory authorities for commercial use may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

After the completion of our clinical trials and, assuming the results of the trials are successful, the submission of an NDA, we cannot predict whether or when we will obtain regulatory approval to commercialize ADX-102 or our other product candidates and we cannot, therefore, predict the timing of any future revenue. We cannot commercialize ADX-102 or our other product candidates until the appropriate regulatory authorities have reviewed and approved the applicable applications. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for ADX-102 or our other product candidates. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. If marketing approval for ADX-102 or our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected.

Even if we obtain marketing approval for ADX-102 or any other product candidate, it could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidate, when and if any of them are approved.

Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if any, of ADX-102 or any other product candidates, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements, including those relating to quality control, quality assurance and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for ADX-102 or any other product candidate that may receive regulatory approval, if any, fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In addition, if ADX-102 or any of our other product candidates is approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Even if we receive regulatory approval for ADX-102 or any other product candidate, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, could be limited.

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payors on the benefits of ADX-102 or any of our other product candidates may require significant resources and may never be successful. In addition, our ability to successfully commercialize our product candidate will depend on our ability to manufacture our products, differentiate our products from competing products and defend the intellectual property of our products.

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

Orphan drug designation from the FDA may be difficult or not possible to obtain, and if we are unable to obtain orphan drug designation for ADX-102 or our other product candidates, regulatory and commercial prospects may be negatively impacted.

The FDA designates orphan status to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan status drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and can be marketed without generic competition for seven years. We believe that ADX-102 will qualify as an orphan drug for SLS and noninfectious anterior uveitis, and possibly other diseases that we may test. However, we cannot guarantee that we will be able to receive orphan drug status from the FDA for ADX-102. If we are unable to secure orphan drug status for ADX-102 or our other product candidates, our regulatory and commercial prospects may be negatively impacted.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of ADX-102 and our other product candidates.

As of September 30, 2016, we had only ten full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct the clinical trials for ADX-102 and clinical trials for our other future product candidates and, therefore, the timing of the initiation and completion of these trials is controlled by such third parties and may occur on substantially different timing from our estimates. Specifically, we use CROs to conduct our clinical trials and we also rely on medical institutions, clinical investigators and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

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

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including for the continued development or commercialization of ADX-102 or our other product candidates. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for ADX-102 or our other product candidates because third parties may view the risk of success in our planned clinical trial as too significant or the commercial opportunity for our product candidate as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction.

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

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of ADX-102 or our other product candidates. Noninfectious anterior uveitis and other inflammatory diseases may be treated with general immune suppressing therapies, including corticosteroids, some of which are generic. Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than ADX-102 or our other product candidates.

We have no sales, marketing or distribution capabilities and we will have to invest significant resources to develop these capabilities.

We have no internal sales, marketing or distribution capabilities. If ADX-102 or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that ADX-102 or any of our other product candidates will be approved. We may not be able to hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•	we may not be able to attract and build an effective marketing department or sales force;

•	the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenues generated by ADX-102 or any other product candidates that we may develop, in-license or acquire; and

•	our direct sales and marketing efforts may not be successful.

We are highly dependent on the services of our employees and certain key consultants.

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of three individuals and certain other employees: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer; Stephen J. Tulipano, our Chief Financial Officer; and David J. Clark, M.D., our Chief Medical Officer. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, dermatologic drug development and ocular drug development consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

Because, as of September 30, 2016, we only had ten full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of ADX-102 and our other product candidates, as well as function as a public company. As we seek to advance ADX-102 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of ADX-102 or our other product candidates.

We face an inherent risk of product liability as a result of the clinical testing of ADX-102 and our other product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if ADX-102 or our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for ADX-102 or our other product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	the inability to commercialize ADX-102 or our other product candidates; and

•	a decline in our stock price.

We maintain product liability insurance with $3.0 million in coverage. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of ADX-102 or our other product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce ADX-102 and our other product candidates. Our ability to obtain clinical supplies of ADX-102 or our other product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. While we have issued composition-of-matter patents in the United States and other countries for ADX-102, we cannot be certain that the claims in our patent applications covering composition-of-matter of our other product candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute. In addition, there are possibly methods that can be employed to trap aldehydes that we have not conceived of or attempted to patent, and other parties may discover and patent aldehyde trapping approaches and compositions that are similar to or different from ours.

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

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patents that may be infringed by commercialization of ADX-102 or our other product candidates. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could likely:

•	result in costly litigation;

•	divert the time and attention of our technical personnel and management;

•	cause development delays;

•	prevent us from commercializing ADX-102 or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•	require us to develop non-infringing technology; or

•	require us to enter into royalty or licensing agreements.

Although no third party has asserted a claim of patent infringement against us, others may hold proprietary rights that could prevent ADX-102 or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market ADX-102 or our other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing ADX-102 or our other product candidates, which could harm our business, financial condition and operating results.

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Pacific Western Bank. In the case of a continuing event of default under the loan, Pacific Western Bank, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Although as of September 30, 2016, we had sufficient cash and cash equivalents to repay all obligations owed to Pacific Western Bank if the debt was accelerated, in the event we do not or are not able to repay the obligations at the time a default occurred, Pacific Western Bank may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Pacific Western Bank under the loan, which includes our intellectual property.

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

Depending upon the timing, duration and specifics of FDA marketing approval of ADX-102 or other product candidates, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

While we have issued composition-of-matter patents covering ADX-102 in the United States and other countries, filing, prosecuting and defending patents on ADX-102 and our other product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks Related to Our Financial Position and Need for Capital

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize ADX-102 and our other product candidates.

We will require substantial future capital in order to complete the remaining clinical development for ADX-102 and our other product candidates and to potentially commercialize these product candidates. We expect our spending levels to increase in connection with our clinical trials of ADX-102 and our other product candidates, as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•	the type, number, scope, progress, expansion costs, results of and timing of our planned clinical trials of ADX-102 or any our other product candidates which we are pursuing or may choose to pursue in the future;

•	the need for, and the progress, costs and results of, any additional clinical trials of ADX-102 and our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of ADX-102 and our other product candidates;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

•	the costs and timing of obtaining or maintaining manufacturing for ADX-102 and our other product candidates, including commercial manufacturing if any product candidate is approved;

•	the costs and timing of establishing sales and marketing capabilities and enhanced internal controls over financial reporting;

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us;

•	costs associated with any other product candidates that we may develop, in-license or acquire;

•	the effect of competing technological and market developments;

•	our ability to establish and maintain partnering arrangements for development; and

•	the costs associated with being a public company.

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

If we are unable to obtain funding on a timely basis, we will be unable to complete the planned clinical trials for ADX-102 and our other product candidates and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or some of our technologies or otherwise agree to terms unfavorable to us.

The terms of our secured debt facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We have a $5.0 million Credit Facility with Pacific Western that is secured by a lien covering all of our assets as of September 30, 2016. As of September 30, 2016 and December 31, 2015, the outstanding principal balance under the Credit Facility was approximately $1.4 million. Under the terms of the Credit Facility, (i) $2,000,000 was made available on November 10, 2014; and (ii) $3,000,000 (the Tranche B Loan) became available to us following the satisfaction of certain conditions, including receipt of positive phase 2 data (as determined by our Board of Directors) in either SLS or noninfectious anterior uveitis. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our clinical trial and development programs;

•	addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting ADX-102 and our other product candidates;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	nature and terms of stock-based compensation grants; and

•	derivative instruments recorded at fair value.

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

Our management has broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. We expect to use of our cash and cash equivalents to fund our planned clinical trials of ADX-102, development of other molecules that may relate to our aldehyde trapping platform, and the remainder for working capital and other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited.

As of September 30, 2016, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 73.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2019, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer, if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended September 30, 2016 and 2015; (iii) Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

November 14, 2016	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

November 14, 2016	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ALDEYRA THERAPEUTICS, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015; (iii) Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv) Notes to Financial Statements.

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