Form 10-K
period 2016-12-31
Aldeyra Therapeutics, Inc.
filed 2017-03-30
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $59,217,833, based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Capital Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2017 there were 15,131,880 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2017 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Aldeyra Therapeutics, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “design,” “might,” “objective,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	the timing of enrollment, commencement, and completion of our clinical trials;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;

•	the scope, progress, expansion, and costs of developing and commercializing our product candidates;

•	the size and growth of the potential markets and pricing for our product candidates and the ability to serve those markets;

•	our expectations regarding our expenses and revenue, the sufficiency or use of our cash resources and needs for additional financing;

•	the rate and degree of market acceptance of any of our product candidates;

•	our expectations regarding competition;

•	our anticipated growth strategies;

•	our ability to attract or retain key personnel;

•	our ability to establish and maintain development partnerships;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	regulatory developments in the United States and foreign countries;

•	our ability to obtain and maintain intellectual property protection for our product candidates; and

•	the anticipated trends and challenges in our business and the market in which we operate.

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

Overview

We are a biotechnology company focused primarily on the development of new products for inflammation, inborn errors of metabolism, and other diseases that are thought to be related to endogenously generated toxic and pro-inflammatory chemical species known as aldehydes. We are developing ADX-102 (formerly known as NS2), as well as other novel product candidates, including ADX-103 and ADX-104, that are designed specifically to sequester aldehydes for the treatment of:

•	Noninfectious Anterior Uveitis, a rare but severe inflammatory eye disease that can lead to blindness;

•	Allergic Conjunctivitis, a common disease that affects more than 20% of the population worldwide, and related rare allergic ocular diseases that are characterized by inflammation of the conjunctiva (a membrane covering part of the front of the eye), resulting in ocular itching, excessive tear production, swelling, and redness;

•	Dry Eye Syndrome, a common inflammatory disease characterized by insufficient moisture and lubrication associated with the anterior surface of the eye, leading to ocular irritation, burning, stinging, and, in severe cases, loss of vision;

•	Sjögren-Larsson Syndrome (SLS), a rare inborn error of metabolism caused by mutations in an enzyme that metabolizes fatty aldehydes, resulting in severe skin and neurological disorders; and

•	Succinic Semi-Aldehyde Dehydrogenase Deficiency (SSADH), a rare inborn error of metabolism caused by genetic mutations in an aldehyde-metabolizing enzyme, leading to severe neurological disease.

In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled Phase 2a clinical trial of ADX-102 ophthalmic solution in patients with allergic conjunctivitis demonstrated statistically and clinically significant activity of ADX-102 over vehicle in reducing ocular itching and tearing. In May 2016, we announced that the results of our randomized, parallel-group, investigator-masked, active-controlled Phase 2 clinical trial of ADX-102 ophthalmic solution in patients with noninfectious anterior uveitis demonstrated that ADX-102 reduced inflammatory cell count in the anterior chamber of the eye to a degree similar to that of standard-of-care corticosteroid therapy (which may lead to cataracts and glaucoma in some patients), but without the intraocular pressure elevations that were observed in subjects treated with corticosteroids. In August 2016, we announced that the results of a randomized, parallel-group, double-blind, vehicle-controlled clinical trial of a dermatologic formulation of ADX-102 for the treatment of the skin manifestations of SLS demonstrated clinically relevant activity of ADX-102 in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS. In all clinical trials to date, ADX-102 was well tolerated, and no serious adverse events have been reported.

In February 2017, we announced the enrollment of the first patient in a Phase 2b clinical trial of topical ocular ADX-102 for the treatment of allergic conjunctivitis. We expect to begin a planned Phase 3 clinical trial of topical ocular ADX-102 for the treatment of noninfectious anterior uveitis in the second quarter of 2017. We expect to begin a planned Phase 3 clinical trial of topical dermatologic ADX-102 for the treatment of the skin manifestations of SLS in the second half of 2017. We expect to begin a planned Phase 2a clinical trial of topical ocular ADX-102 for the treatment of Dry Eye Syndrome in the second quarter of 2017. Contingent on preclinical results, regulatory feedback, and other factors, we may also initiate a planned Phase 2a clinical trial of ADX-103 in Dry Eye Syndrome. We expect to begin a planned Phase 1 clinical trial of systemically administered ADX-102 or ADX-104 in the first half of 2018. We expect to begin systemically administered Phase 2a clinical trials in SLS and SSADH in the second half of 2018. All of our development timelines may be subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, and other factors that could delay the initiation or completion of clinical trials. Our clinical development pipeline is summarized in the figure below.

Clinical Development Pipeline

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

Business Strategy

We intend to develop ADX-102 and other novel aldehyde traps for the diseases described above as well as potentially other diseases where aldehydes may mediate pathology. We believe that aldehyde trapping is a novel approach with broad therapeutic potential in inflammatory diseases and inborn errors of aldehyde metabolism. Accordingly, we have patented and will continue to attempt to patent novel drug compositions, formulations, and methods that relate to aldehyde trapping. While we may continue to develop and eventually attempt to market aldehyde traps for certain diseases following regulatory approval, if any, we may also partner with larger companies to develop and commercialize products for other diseases where aldehyde toxicity is implicated, particularly diseases that afflict large populations worldwide.

Specifically, our business strategy is to:

•	Continue the development of and pursue regulatory approval for ADX-102 and other aldehyde traps. We have initiated clinical trials of ADX-102 in several diseases, and we may initiate clinical trials of ADX-103, ADX-104, and other aldehyde traps. If sufficient safety and efficacy is demonstrated over multiple clinical trials as part of the standard drug development process, we intend to apply to the United States Food and Drug Administration (FDA) and comparable foreign agencies for marketing approval of our product candidates.

•	Aggressively develop new intellectual property and consider partnerships to accelerate development and maximize commercial potential. We have discovered and synthesized a variety of aldehyde traps that we intend to develop and patent for new indications. For some indications, especially those that afflict large populations worldwide, we will consider development and commercialization licensing opportunities with strategic partners that have significant financial resources, commercialization experience, and global infrastructure.

•	Explore building in-house capabilities to commercialize ADX-102, ADX-103, and ADX-104 in the United States and other geographies. As, and if, ADX-102 and our other product candidates progress through clinical programs, in addition to partnering opportunities that we may consider, we also intend to evaluate the development of our own specialty sales force and marketing capabilities to allow us to directly market our product candidates in the United States or in other geographies, if approved by FDA or analogous regulatory agencies outside the United States.

•	Consider in-licensing complementary drug programs. We may consider in-licensing additional product candidates or technology rights that are unrelated to aldehyde trapping but complementary to our current development programs.

The Markets for Our Product Candidates

Occurring generally as a result of a large number of metabolic processes, aldehydes are an endogenously generated chemical species that, among other things, promote inflammation. At high levels, aldehydes are toxic and are implicated as mediators of many inflammatory diseases. Other diseases thought to be related to aldehydes include inborn errors of metabolism, where genetic mutations lead to the incapacity to metabolize certain toxic aldehydes. We believe that the medical needs of the patients suffering from aldehyde-mediated diseases are not currently well addressed and that there is a large market potential for therapies that can lower aldehyde levels. In particular, current therapies for inflammatory diseases are often inadequate and may lead to toxicity, and there are no FDA-approved therapies specifically indicated for inborn errors of aldehyde metabolism.

Allergic Conjunctivitis

Allergic conjunctivitis is a common allergic disease that is thought to be mediated in part by pro-inflammatory aldehydes, and is characterized by inflammation of the conjunctiva, resulting in excessive ocular itching and tear production in addition to ocular swelling and redness. Allergic conjunctivitis has been estimated to affect more than 20% of the population worldwide. The mainstay of therapy for allergic conjunctivitis is anti-histamines, which may lead to mydriasis (large pupils) and, in some patients, blurry vision. Further, approximately one million patients in the United States do not respond to anti-histamines, especially after the acute effects of the medication subside. Many anti-histamine refractory patients are treated with corticosteroids, which often lead to a variety of ocular toxicities that include glaucoma (a potentially blinding disease characterized by elevated intraocular pressure), cataracts (lens opacities that can lead to loss of vision), ocular infection, and ulceration. Other ocular diseases related to allergic conjunctivitis include atopic keratoconjunctivitis (AKC), a rare condition characterized by persistent allergic inflammation of the front of the eye. Treatment of AKC generally requires chronic corticosteroid administration, and physicians treating AKC patients must continuously balance the severity of the disease with the toxicity of corticosteroids.

By trapping pro-inflammatory aldehydes, we believe ADX-102 may reduce inflammation in allergic conjunctivitis, AKC, and related diseases. ADX-102 may also reduce the burden of corticosteroid use in patients with persistent disease or in patients that do not respond adequately to anti-histamines. Given the toxicity of corticosteroids, we believe that there is a high demand for a novel topical anti-inflammatory agent to be used in conjunction with lower doses of, or in place of, corticosteroids.

Noninfectious Anterior Uveitis

Noninfectious anterior uveitis is an inflammatory ocular disease that is associated with elevated aldehyde levels and is characterized by severe pain, sensitivity to light, and loss of vision that can progress to blindness. The disease may occur with other autoimmune diseases. The annual incidence of noninfectious anterior uveitis in the United States is estimated to be 150,000 patients, and approximately one-third of these patients have one or more episodes per year. The disease is typically treated with topical corticosteroids, and many patients are at risk of developing glaucoma and cataracts as a result of corticosteroid treatment. Corticosteroids may also increase the incidence of infection and corneal ulceration.

By trapping pro-inflammatory aldehydes, we believe ADX-102 may diminish inflammation in noninfectious anterior uveitis and reduce the burden of corticosteroid use. Given the toxicity of corticosteroids, we believe that there is a high demand for a novel topical anti-inflammatory agent to be used in conjunction with lower doses of, or in place of, corticosteroids.

Dry Eye Syndrome

Dry Eye Syndrome is a common inflammatory disease that is estimated to affect five to ten percent of the population in the United States, and is characterized by insufficient moisture and lubrication of the anterior surface of the eye. Symptoms may include ocular irritation, burning, or stinging, and severe cases may lead to loss of vision. In patients with Dry Eye Syndrome, elevated ocular levels of pro-inflammatory aldehydes are correlated with disease severity and likely contribute to persistent inflammation. Since aldehydes covalently bind to lipids (fats) found in tears, the increased aldehyde load in Dry Eye Syndrome patients may also exacerbate insufficient ocular surface lubrication.

Until 2016, only one drug had been approved by the FDA for the treatment of Dry Eye Syndrome, and therapy for the disease is generally considered by patients and physicians to be inadequate. Patients with severe cases of Dry Eye Syndrome may require corticosteroids. Since lowering aldehyde levels may diminish ocular inflammation and preserve tear lubricating capacity in patients with Dry Eye Syndrome, ADX-102 and ADX-103 represent a potential novel, dual-acting therapeutic approach that could be used to augment the efficacy of currently available medications and, in severe cases, reduce or eliminate the need for corticosteroid therapy.

Sjögren-Larsson Syndrome

SLS is caused by genetic mutations of fatty aldehyde dehydrogenase (FALDH), an enzyme that converts long-chain aldehydes to fatty acids. FALDH dysfunction leads to fatty aldehyde accumulation, which is thought to result in a severe skin disorder called ichthyosis, which is characterized by thick, scaly, flaking, itchy and inflamed skin involving much of the body surface area, as well as mental delay, spasticity, and, in some patients, retinal disorders. SLS patients are generally diagnosed as neonates given the severe ichthyosis that presents at birth. The disease persists lifelong, and SLS patients have a shortened lifespan, often dying in the sixth decade of life. Some SLS patients are believed to inherit the disease, though most occurrences of SLS appear to be due to sporadic mutations. The disease occurs worldwide. To our knowledge, Sweden is currently the only country to have estimated the prevalence of the disease, at 1 per 250,000 people. Extrapolating from the Swedish estimate, it is generally assumed that there are approximately 1,000 or fewer SLS patients in the United States and a larger number in Europe. The United States SLS prevalence estimate is supported by frequency analysis of FALDH missense mutations in the National Heart, Lung, and Blood Institute exome sequencing database. We believe that many older SLS patients may be undiagnosed, potentially due to the lack of available dermatologic and genetic medicine expertise available when those patients were younger. There is no FDA-approved treatment specifically indicated for SLS.

The primary day-to-day complaint of SLS patients and their caregivers is ichthyosis, a severe skin disease characterized in SLS patients by thick, scaly, dry, flaking, wrinkled, pigmented, pruritic (itchy), inflamed skin. SLS patients are consistently disturbed by pruritus and often excoriate skin by scratching. The scales that accumulate on the surface of the skin are subject to bacterial overgrowth, which results in an unpleasant odor that is associated with some SLS patients. The ichthyosis in SLS affects most of the body, generally sparing only the face, palms, and soles, and considerable social stigma and emotional burden is common, especially given scale odor, the flaking skin, and the misconception that patients suffer from diffuse cutaneous infectious disease. There is currently no specific therapy approved for the treatment of the dermatologic disease in SLS, though some patients and their caregivers apply non-specific topical creams, including keratinolytics (acids that soften skin), moisturizers, and retinoids. We believe that the effects of keratinolytic and moisturizing creams are minimal or non-existent in treating severe ichthyosis, and due to toxicity, retinoids are not suitable for chronic use.

The dermatologic disease in SLS is thought to be caused by aldehyde-mediated modification of lipids (fats) that are generated in the epidermis (the most superficial layer of skin) to form a moisture barrier that holds water in the skin. Moisture barrier compromise leads to water loss, which in turn leads to epidermal thickening characteristic of ichthyosis. We believe that by lowering levels of aldehydes and thereby preventing lipid modification and the ensuing moisture barrier dysfunction, ADX-102, when applied topically to the skin, has the potential to ameliorate the dermatologic symptoms of SLS. Further, by reducing aldehyde load throughout the body, we believe the systemic administration of ADX-102, ADX-104, or other aldehyde traps may be beneficial in the treatment of the neurological and ocular symptoms of SLS.

Succinic Semi-Aldehyde Dehydrogenase Deficiency

SSADH Deficiency is a neurological disease caused by mutations in succinic semi-aldehyde dehydrogenase that result in elevated levels of succinic semi-aldehyde, a toxic aldehyde that is converted into gamma-hydroxybutyrate (GHB) and other metabolites that lead to severe neurological dysfunction, including cognitive delay, seizures, and motor disease. Over 400 patients with SSADH Deficiency have been identified worldwide, though the precise prevalence of the disease is not known. GHB (also known as sodium oxybate, a drug marketed for psychiatric disorders) and possibly other succinic semi-aldehyde metabolites lead to depression of neurological function, and some patients with a diagnosis of autism have been found to have SSADH Deficiency.

There is currently no FDA-approved therapy specifically indicated for SSADH Deficiency, and most patients are treated supportively with anti-epileptic medications. While several therapeutic approaches have been attempted in clinical trials, and one medication is currently undergoing testing in a clinical trial run by the National Institute of Neurological Disorders and Stroke, to our knowledge, none have shown promise in addressing the core toxicity of succinic semi-aldehyde, and patients are generally poorly responsive to these approaches. By trapping succinic semi-aldehyde, ADX-102, ADX-104, or other systemically administered aldehyde traps may have the potential to reduce the direct toxicity of succinic semi-aldehyde as well as the formation of neurotoxic metabolites, and represent a novel approach with considerable therapeutic potential in a disease where there remains significant unmet medical need.

A New Therapeutic Approach for Inflammation and Inborn Errors of Aldehyde Metabolism: ADX-102, ADX-103, ADX-104, and Other Novel Aldehyde Traps

Aldehyde Toxicity and Sequestration

Aldehydes are generated through a variety of metabolic processes. At high levels, aldehydes are toxic, binding proteins, lipids, carbohydrates, and DNA, and may mediate inflammation in, and the progression of, many serious diseases through signaling cascades that lead to the activation of intracellular inflammatory factors, including NF-kB, an important protein in the inflammatory response. In addition, aldehyde binding to cellular constituents leads to the formation of adducts and aggregates that may lead to cellular dysfunction. Because of the inherent toxicity of aldehydes, most, if not all, living organisms contain enzymes such as aldehyde dehydrogenases that detoxify aldehydes. The toxicity of aldehydes is evidenced by human studies showing an increased rate of cognitive decline, cancer, and cardiovascular disease in populations with diminished aldehyde dehydrogenase capacity. Additionally, most inflammatory diseases, including autoimmune disease, neurodegenerative disease, and cardiovascular diseases, manifest elevated aldehyde levels that apparently overwhelm endogenous aldehyde catabolic capacity. To our knowledge, there has never been a concerted pharmaceutical effort to lower all free aldehyde levels. Thus, we believe that aldehyde sequestration represents a novel platform for the treatment of inflammatory conditions and inborn errors of aldehyde metabolism where genetic mutations prevent the normal degradation of aldehydes.

Aside from increasing levels of inflammation, there is no generally accepted biological role of high levels of aldehydes. Some physiologic molecules have aldehyde forms, including retinaldehyde (a form of Vitamin A) and pyridoxal and pyridoxal phosphate (forms of Vitamin B6), but these molecules are not free aldehydes in that they are tightly chaperoned and protected by proteins that prevent the aldehydes from reacting with other molecules, including aldehyde traps. Thus, pharmacotherapeutic aldehyde sequestration is expected a priori not to adversely affect normal physiologic processes. Consistent with the toxicity of free aldehydes and the lack of accessibility to chaperoned physiologic aldehydes, our most advanced aldehyde trap, ADX-102, which has been administered to over 100 subjects across four clinical trials, has been generally well tolerated and has not resulted in any serious adverse events.

Aldehyde Traps

We are currently developing ADX-102, a new chemical entity, for the treatment of inflammatory diseases and inborn errors of aldehyde metabolism. ADX-102 is a small molecule designed specifically to trap, and thereby allow for the degradation of, aldehydes. In in vitro and animal studies, ADX-102 appears to have minimal pharmacology, meaning that ADX-102 does not appear to affect most cellular components, including most receptors, enzymes, ion channels, or other proteins. ADX-102 has been shown to bind and trap aldehydes more rapidly than aldehydes bind any cellular constituent. Evidence suggests that ADX-102 covalently binds to aldehydes to form ADX-102-aldehyde adducts, which appear to be rapidly degraded in cellular environments, after which neither ADX-102 or free aldehydes are detectable. Outside of biological systems, ADX-102-aldehyde adducts are remarkably non-reactive and stable, suggesting that ADX-102-aldehyde binding is effectively irreversible; hence the notion of ADX-102 as an aldehyde trap. By essentially irreversibly binding aldehydes to form covalent adducts that are then degraded, ADX-102 and other aldehyde traps have the potential to substantially lower aldehyde levels.

We believe we have been the first to demonstrate the positive effects of lowering aldehyde levels with an aldehyde trap in a variety of animal models relating to inflammation, suggesting that aldehyde traps may have potent anti-inflammatory effects that persist hours after ADX-102 administration at a variety of different doses relevant to clinical testing. In addition, we believe we have also been the first to demonstrate the activity of ADX-102 in binding aldehydes in in vitro and preclinical models of inborn errors of aldehyde metabolism.

•	In mouse models of ocular inflammation and post-surgical healing, topically applied ADX-102 ophthalmic solution reduced ocular redness and inflammatory cytokines comparable to corticosteroid therapy and slowed the development of corneal haze (fibrosis). (Data presented at the Association for Research in Vision and Ophthalmology 2015 Annual Meeting)

•

In mice injected with a pro-inflammatory agent known as endotoxin, intraperitoneally administered ADX-102 statistically reduced a variety of inflammatory cytokines (protein inflammatory mediators), including IL-5, Il-1ß, IL-17, and TNF-a, while up-regulating the primary anti-inflammatory cytokine, IL-10. Additionally, in models of mouse contact dermatitis (induced by phorbol myristate acetate) and allergic contact dermatitis (induced by sensitivity to oxazolone), ADX-102 statistically reduced inflammation as measured by edema (swelling). (Data presented at the American Academy of Asthma Allergy and Immunology 2015 Annual Meeting)

•	In a model of radiation mucositis (oral inflammation) in hamsters, chronic subcutaneous administration of ADX-102 reduced healing time and decreased fibrosis (scarring). (Data presented at the Multinational Association of Supportive Care in Cancer – International Society of Oral Oncology 2015 Annual Meeting)

•	In cells lacking FALDH (a model of SLS), ADX-102 prevented aldehydes from binding a lipid (fat) thought to be critical to the dermal moisture barrier. (Data presented at the Society for Inherited Metabolic Disorders 2015 Annual Meeting)

•	In a knock-out mouse model of SSADH Deficiency, ADX-102 trapped succinic semi-aldehyde in key tissues following intraperitoneal injection. (Data presented at the 2016 SSADH Symposium and at the 2015 American Society of Human Genetics Annual Meeting)

•	In two different mouse models of inflammatory pain, intraperitoneally administered ADX-102 dose-dependently reduced nociceptive behavior, suggesting that ADX-102 down-regulates pain signaling in inflammation. (Data presented at the 2016 International Conference on Pain Research and Management)

•	In rat cardiomyocyte culture, ADX-102 prevented fibrotic transformation, and inhibited NF-kB activation and IL-1ß release. (Data presented at the 2016 American Society for Cell Biology Annual Meeting)

Thus, we believe that aldehyde trapping with ADX-102 potentially has a variety of mechanisms of action – lowering inflammation, reducing healing time, diminishing scarring, protecting a lipid important in tissue moisture barriers, and mitigating pain – that may ameliorate aldehyde-mediated disease and deter aldehyde-mediated disease progression in different ways at the same time.

In addition to the development of ADX-102, we intend to continue the discovery and development of other novel aldehyde traps and we intend to continue to develop intellectual property around such molecules. We have identified, synthesized, and tested numerous molecules that may be more potent than ADX-102 in trapping aldehydes. We are currently screening novel traps for product candidates to address diseases where topical and systemic administration are applicable to reduce aldehyde-mediated pathology. We have nominated two new aldehyde traps, ADX-103 and ADX-104, for clinical development, which may begin 2018, depending on additional preclinical data, regulatory discussions, funding, and other factors.

Clinical Development

In order to assess the efficacy of aldehyde trapping in human disease, in 2015 we initiated a series of clinical trials in patients with ocular inflammatory disease and in patients with SLS, an inborn error of aldehyde metabolism. Our initial clinical trials in inflammation involved ocular testing, in part, due to the ability to non-invasively assess inflammation on the surface of and within the eye and the ability to treat the eye with topical administration of drug. Our initial clinical trial in inborn errors of aldehyde metabolism focused on SLS, in part, because the dermatologic aspects of the disease may respond to topical administration of drug, and assessment of dermatological response can be performed with relatively non-invasive techniques and clinical examination. Most inflammatory diseases and inborn errors of aldehyde metabolism, involve at least some tissues that cannot be effectively treated topically, and thus we are developing systemic formulations of aldehyde traps, including ADX-102 and ADX-104. We plan to initiate Phase 1 clinical testing of a systemic formulation in the first half of 2018.

Allergic Conjunctivitis

In September 2015, we initiated a randomized, parallel-group, double-masked, vehicle-controlled Phase 2a clinical trial of 0.5% ADX-102 ophthalmic solution in patients with allergic conjunctivitis. Using the conjunctival allergen provocation test (CAPT), one hundred healthy men and women with at least a two-year history of allergic conjunctivitis to grass, tree, or ragweed pollen were randomized in equal groups for treatment with topical ocular ADX-102 or vehicle, and ocular inflammation was induced by exposure to allergen. The clinical endpoints in the trial included patient assessment (on a 0 to 3 point scale) of ocular itching and tearing, two prominent inflammation-related symptoms of allergic conjunctivitis. In February 2016, we announced that the results demonstrated statistically significant activity of ADX-102 over vehicle in reducing ocular itching and tearing after a single dose (see figure below). Relative to baseline scores, ADX-102 demonstrated durable efficacy that persisted across substantially all time points over three hours following CAPT challenges. Despite a stronger than expected vehicle effect, peak changes in ocular itching and tearing scores were statistically superior to vehicle. The reductions from baseline scores were of the same magnitude previously observed in the CAPT model with existing therapies utilized in the treatment of allergic conjunctivitis. ADX-102 was generally well tolerated and there were no safety concerns during the trial. Transient and generally mild stinging was noted in the treatment arm. Two patients dropped out of the trial during treatment.

Allergic Conjunctivitis Phase 2a Clinical Trial Results for Ocular Itching and Tearing Following a Single Dose of ADX-102 vs. Vehicle

To our knowledge, the data from the allergic conjunctivitis Phase 2a clinical trial represent the first demonstration of the efficacy of aldehyde trapping in any human disease, and we believe that the results validate the potential of aldehyde traps as a novel anti-inflammatory therapy.

In February 2017, we announced the enrollment of the first patient in a Phase 2b allergic conjunctivitis clinical trial of topical ocular ADX-102. Given the unexpectedly large vehicle response observed in the Phase 2a clinical trial, we have reached agreement with the FDA that saline, instead of vehicle, will be the control in the Phase 2b clinical trial and subsequent clinical trials. The primary endpoint in Phase 2b will be difference from saline in patient-reported ocular itching following a single dose of ADX-102 in the Conjunctival Allergen Challenge (CAC) model, which has been used for the registration of other drugs for the treatment of allergic conjunctivitis. In addition to saline, two concentrations of ADX-102 topical ocular solution will be tested: 0.1% and 0.5%. Planned enrollment is 50 subjects in each of the three arms of the trial. Results from the trial are expected in the third quarter of 2017.

Noninfectious Anterior Uveitis

In April 2015, we initiated a randomized, parallel-group, double-masked, comparator-controlled Phase 2 clinical trial of 0.5% ADX-102 ophthalmic solution in patients with noninfectious anterior uveitis, a rare but painful and potentially blinding ocular inflammatory disease. Forty-five subjects were randomized equally to receive six weeks of treatment with one of the following: ADX-102 0.5% four times daily; Pred Forte® 1% (a corticosteroid) four times daily (tapered); or ADX-102 0.5% four times daily and Pred Forte® 1% two times daily (tapered). In May 2016, we announced that the results of the trial demonstrated that the activity of ADX-102 was comparable to Pred Forte® in reducing anterior chamber inflammatory cell count (see figure below), which is the primary endpoint required for product registration. At the week 4 visit, grade 0 cell count (zero or one cells) was observed in 53% of ADX-102-treated patients versus 38% of corticosteroid-treated patients. Elevations of intraocular pressure observed in corticosteroid-treated patients were not observed in ADX-102-treated patients (see figure below). ADX-102 was generally well tolerated and there were no serious adverse events, consistent with previous Phase 1 and Phase 2 clinical trials.

Noninfectious Anterior Uveitis Phase 2 Clinical Trial Results for Anterior Chamber Cell Count Grade

Noninfectious Anterior Uveitis Phase 2 Clinical Trial Results for Intraocular Pressure (mmHg)

We expect to initiate, in the second quarter of 2017, a Phase 3 clinical trial of topical ocular 0.5% ADX-102 for the treatment of noninfectious anterior uveitis. We have reached agreement with the FDA that vehicle will be used as a control in the trial. The primary endpoint will be difference from control in time to cure (zero anterior chamber inflammatory cells). Up to 100 patients will be enrolled and randomized equally to receive either ADX-102 or vehicle for 4 weeks.

Dry Eye Syndrome

In the second quarter of 2017, we expect to initiate enrollment of a Phase 2a clinical trial in Dry Eye Syndrome, a common ocular inflammatory disease characterized by pain, burning, and stinging. Approximately 45 patients will be equally randomized to 28 days of treatment with topical drops containing 0.1% ADX-102; 0.5% ADX-102 or 0.5% ADX-102 in a novel, lipid-based formulation. Endpoints will include assessment of tear quality (osmolarity and tear film breakup time), corneal integrity, and symptoms. Results from the trial are expected in the fourth quarter of 2017. Contingent on preclinical results, regulatory feedback, and other factors, we may also initiate a Phase 2a clinical trial of ADX-103 for the treatment of Dry Eye Syndrome.

Sjögren-Larsson Syndrome

In March 2015, we initiated a randomized, parallel-group, double-blinded, vehicle-controlled Phase 2 clinical trial of a dermatologic formulation of ADX-102 for the treatment of the skin manifestations of SLS. Twelve subjects with SLS and moderate to severe ichthyosis were randomized equally to receive ADX-102 1% dermatologic formulation or vehicle formulation administered once daily on a 4 x 10 inch area of skin for two months. Investigators and subjects were blinded to treatment group. Ichthyosis was graded by a blinded central review of digital photographs, as well as by clinical exam, using the Ichthyosis Severity Score, which is comprised of assessments of global impression, scaling, erythema (redness), lichenification (thickness) and excoriation (abrasion).

In August 2016, we reported that ADX-102 consistently produced clinically meaningful effects in reducing the severity of ichthyosis. As assessed by central review, five of six subjects (83%) treated with ADX-102 achieved a rating of “almost clear” or “mild” on global assessment. Six of six (100%) subjects treated with ADX-102 improved over the course of therapy as assessed by central review (p < 0.05, see figure below), and the improvement was greater than that observed with vehicle-treated patients (p < 0.05). For ADX-102-treated subjects, mean reductions in ichthyosis severity were greater after 8 weeks of therapy than after 4 weeks of therapy, suggesting a disease modifying effect of ADX-102. ADX-102 was observed to be generally well tolerated, and there were no significant adverse events, serious adverse events or discontinuations in the trial.

Sjögren-Larsson Syndrome Phase 2 Clinical Trial Results for Each ADX-102-Treated Patient as Assessed by Central Review

In the second half of 2017, we expect to initiate a Phase 3 clinical trial of topical dermatologic ADX-102 for the treatment of the skin manifestations of SLS. Up to 30 patients will be treated with a 1% dermatologic formulation of ADX-102 for at least four months. The endpoint of the clinical trial is the severity of ichthyosis following treatment.

Intellectual Property and Proprietary Rights

Overview

We are building an intellectual property portfolio for ADX-102 and other aldehyde traps in the United States and abroad. We currently seek, and intend to continue to seek, patent protection in the United States and internationally for our product candidates, methods of use, and processes for manufacture, and for other technologies, where appropriate. Our current policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad relating to proprietary technologies that are important to the development of our business. We also rely on, and will continue to rely on, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technologies that we consider important to our business, our ability to defend our patents, and our ability to preserve the confidentiality of our trade secrets and operate our business without infringing the patents and proprietary rights of third parties.

Patent Portfolio

Our patent portfolio currently includes patents and patent applications covering the composition, formulation, and uses of ADX-102, ADX-103, ADX-104, and other novel aldehyde trapping compounds. As of December 31, 2016, we owned five United States patents and five pending United States non-provisional patent applications, as well as numerous foreign counterparts to these patents and patent applications. We expect the issued ADX-102 composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign ADX-102 composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2026. We expect other patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2026 to 2034. ADX-102 composition of matter patents have been issued in Australia, Canada, China, Europe (validated in approximately 14 member countries), Hong Kong, India, Japan, Mexico, Russia and South Korea. ADX-102 composition of matter patent claims are pending in Brazil.

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

Sales and Marketing

We are currently seeking and will continue to seek to develop and commercialize ADX-102 or our other product candidates for certain diseases in the United States alone or with corporate partners. If approved by regulatory agencies for marketing, our current expectation is that ADX-102 or our other product candidates would initially be sold by us to small groups of physicians that specialize in rare disorders or severe disease. We may also plan to utilize strategic partners or contract sales forces to assist in the commercialization of ADX-102 or our other product candidates for common diseases, and with such partners, would seek to build awareness in the approved patient populations of the clinical utility of ADX-102 and our other product candidates.

Manufacturing

We do not own or operate manufacturing facilities for the production of ADX-102 or our other product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and finished drug product for our preclinical research and clinical trials. We have no immediate plans to purchase, erect or otherwise create any manufacturing facilities to be owned by us for any of these purposes, and intend to continue to depend on third-party contract manufacturers for the foreseeable future. We do not have any current contractual relationships for the manufacture of commercial supplies of ADX-102 or our other product candidates. If ADX-102 or our other product candidates are approved by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for the commercial production at such time. We may utilize third-party consultants to manage our manufacturing contractors. We believe that the active pharmaceutical ingredient and other materials needed for the formulation of ADX-102, ADX-103, and ADX-104 are relatively easy to manufacture, and that multiple suppliers and formulators could be employed for this purpose. Further, the raw materials needed for manufacture of ADX-102, ADX-103 and ADX-104, as well as other components of our formulations, are generally readily available from multiple sources.

Employees

As of December 31, 2016, we had eleven full time employees and had engaged a number of consultants. We intend to increase our employee base in connection with the continuing clinical development of ADX-102, ADX-103, ADX-104, and other product candidates. We expect that a number of consultants previously engaged in development of our product candidates will participate in ongoing clinical and manufacturing activities. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Competition

Aldehyde Modulation

Various academic groups have published on the idea of reducing aldehyde levels, primarily by using compounds with primary amines (certain nitrogen-containing compounds) that react with aldehydes through a well-known chemical process known as the Schiff base reaction. The Schiff base reaction is reversible, and generally the substrates (precursors) and products of the reaction exist in equilibrium such that at any point in time, the aldehyde substrate may be bound or unbound. In this way, Schiff base reactions alone represent reversible and temporary aldehyde binding. Various aldehyde-binding amines have been described, particularly carnosine (a naturally occurring dipeptide), which has a variety of additional potential mechanisms of action unrelated to aldehydes. At least one group has published on the use of certain nitrogen-containing marketed products to temporarily, in a reversible manner, bind retinaldehyde as a potential therapy for retinal disease. We believe that ADX-102 and other novel aldehyde traps that we have discovered are differentiated from the above approaches in that the chemical structures are novel and the reaction with aldehydes is essentially irreversible in vivo, which we believe may result in a more effective means of diminishing aldehyde levels.

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

We expect that, if approved, ADX-102 and or our other product candidates, will compete with a variety of generic and proprietary pharmaceuticals, depending on the approved indication. Table 1 below summarizes competitive products by indication.

Table 1. Competitive Pharmaceuticals by Indication

Indication	Competitive Products
Allergic Conjunctivitis	Topical antihistamines and corticosteroids, nonsteroidal anti-inflammatory drugs (NSAIDs), mast cell stabilizers

Noninfectious Anterior Uveitis	Topical corticosteroids

Dry Eye Syndrome	Topical immunomodulators (cyclosporine, lifitegrast), topical corticosteroids, artificial tear solutions

Sjögren-Larsson Syndrome	Retinoids, keratinolytics, and moisturizers

Succinic Semi-Aldehyde Dehydrogenase Deficiency	Anti-epileptics

We believe that there is significant unmet medical need for the diseases that we intend to study. If ADX-102 or our other product candidates are proven to be safe and effective, we believe that ADX-102 and or our other product candidates could be used in place of or in addition to current therapies, especially in instances where current therapies are toxic and reducing exposure to such therapies would be desirable. Topical corticosteroids for ocular inflammatory diseases are often associated with toxicity, including glaucoma, cataracts, ocular infection, and ulceration. There is no approved therapy for SLS. We believe that the current non-specific creams and medications for SLS are poorly effective, if effective at all. There is no approved therapy for SSADH Deficiency. We believe that anti-epileptics and other medications used in SSADH Deficiency are inadequate in controlling the symptoms of the disease. While ADX-102 and other novel aldehyde traps may manifest efficacy and safety advantages over currently available therapies, many such therapies are generic or may be priced considerably lower than the pricing we anticipate for our product candidates. Pricing factors may discourage the initial or prolonged use of ADX-102 or our other product candidates.

Many drugs are in development for allergic conjunctivitis and Dry Eye Syndrome. Novartis/Alcon (ESBA105, LME636) and EyeGate Pharmaceuticals, Inc. (EGP-437) have conducted or are conducting clinical trials in anterior uveitis. For the diseases we intend to study, there may be other developmental therapies of which we are not aware. We believe that there are no drugs in development specifically for SLS. The National Institute of Neurological Disorders and Stroke is conducting a clinical trial of a GABA receptor antagonist (SGS-742) for SSADH Deficiency.

A myriad of new treatments have been or are being developed to treat inflammatory diseases, and in theory could be used for the treatment of the diseases our products are intended to target. Immune-modulating products include cytokine inhibitors, immune cell receptor inhibitors, and Janus kinase inhibitors. Companies that currently market such therapies include Abbvie, Inc., Johnson & Johnson, UCB Inc. and UCB S.A., Amgen, Inc., Bristol-Myers Squibb Co., and Pfizer, Inc. As these products become used more commonly, they may begin to be used in the diseases that we intend to target, and such products may manifest efficacy and safety advantages over ADX-102 or our other product candidates.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Food Drug and Cosmetic Act (FDCA) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.

FDA approval is required before any new drug, such as a new chemical entity, or a new dosage form, new use or new route of administration of a previously approved product, can be marketed in the United States. The process required by the FDA before a new drug product may be marketed in the United States generally involves:

•	completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s good laboratory practice (GLP) regulation;

•	submission to the FDA of an IND for human clinical testing which must become effective before human clinical trials may begin in the United States;

•	approval by an independent institutional review board (IRB) at each site where a clinical trial will be performed before the trial may be initiated at that site;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCP) to establish the safety and efficacy of the proposed product candidate for each intended use;

•	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s cGMP regulations;

•	submission to the FDA of a new drug application (NDA) which must be accepted for filing by the FDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	payment of user fees, if applicable; and

•	FDA review and approval of the NDA.

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

If a Phase 2 clinical trial is the subject of discussion at an end-of-Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment (SPA) the purpose of which is to reach agreement with the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. If such an agreement is reached, it will be documented and made part of the administrative record, and it will be binding on the FDA and may not be changed unless the sponsor fails to follow the agreed-upon protocol, data supporting the request are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. Even if an SPA is agreed to, approval of the NDA is not guaranteed because a final determination that an agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision, will be based on a complete review of all the data in the NDA.

Clinical trials involve the administration of the investigational new product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials generally must register and report, at the NIH-maintained website ClinicalTrials.gov, key parameters of certain clinical trials. For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•	Phase 1: The product is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.

•

Phase 2: The product is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more extensive clinical trials.

•	Phase 3: These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the product appears to be effective and has an acceptable safety profile, trials are undertaken in large patient populations to further evaluate dosage, to obtain additional evidence of clinical efficacy and safety in an expanded patient population at multiple, geographically-dispersed clinical trial sites, to establish the overall risk-benefit relationship of the product and to provide adequate information for the labeling of the product.

•	Phase 4: In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the product’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase 4 studies.

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

For some products, the FDA may require a risk evaluation and mitigation strategy (REMS) which could include measures imposed by the FDA such as prescribing restrictions, requirements for post-marketing studies or certain restrictions on distribution and use. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the submission has been accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act (PDUFA), the FDA agrees to specific performance goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review NDAs have a goal of being completed within a ten-month timeframe. A Priority Review designation is given to products that offer major advances in treatment, or provide a treatment where no adequate therapy exists. The goal for completing a Priority Review is six months.

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

Before approving an NDA, the FDA may inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP.

After the FDA evaluates the NDA and, in some cases, the related manufacturing facilities, it may issue an approval letter or a Complete Response Letter (CRL) to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. In addition, the FDA may require post-approval testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Products may be marketed only for the approved indications and in accordance with the provisions of the approved label, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms, such as a Black Box Warning, which highlights a specific warning (typically life-threatening), or a REMS program. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, a company may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require such company to develop additional data or conduct additional preclinical studies and clinical trials.

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

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Research and Development Expenses

Substantially all of our research and development expenses incurred to date have been related to the development of ADX-102 and our other product candidates. Our research and development expenses totaled $13.2 million for the year ended December 31, 2016 and $7.6 million for the year ended December 31, 2015.

We anticipate that we will incur additional research and development expenses in the future as we evaluate and possibly pursue the development of our product candidates for additional indications, or develop additional product candidates.

We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel;

•	fees paid to consultants and contract research organizations in conjunction with independently monitoring clinical trials and acquiring and evaluating data in conjunction with clinical trials, including all related fees such as investigator grants, patient screening, lab work and data compilation and statistical analysis;

•	costs incurred with third parties related to the establishment of a commercially viable manufacturing process for our product candidates;

•	costs related to production of clinical materials, including fees paid to contract manufacturers;

•	costs related to upfront, milestone payments under in-licensing agreements as well as costs for unapproved inventory for which there is no future alternative use;

•	costs related to compliance with FDA regulatory requirements;

•	consulting fees paid to third-parties involved in research and development activities; and

•	costs related to stock options or other stock-based compensation granted to personnel in development functions.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for ADX-102 and our other product candidates. Net loss for the years ended December 31, 2016 and 2015 was approximately $18.7 million and $12.1 million, respectively. As of December 31, 2016, we had total stockholders’ equity of $21.6 million and an accumulated deficit of $77.3 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if ADX-102 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Our product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product. We have only one product candidate that has been the focus of significant development: ADX-102, a novel small molecule chemical entity that is believed to trap and allow for the degradation of aldehydes, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are largely dependent on successful continued development and ultimate regulatory approval of this product candidate for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of ADX-102. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of ADX-102. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the necessary clinical trials for ADX-102 and our other product candidates;

•	we may not be able to provide evidence of safety and efficacy for ADX-102 and our other product candidates;

•	we may not be able to timely or adequately finalize the design or formulation of any product candidate or demonstrate that a formulation of our product candidate will be stable for commercially reasonable time periods;

•	the safety and efficacy results of our later phase or larger clinical trials may not confirm the results of our earlier trials;

•	there may be variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;

•	the results of our clinical trials may not meet the endpoints, or level of statistical or clinical significance required by the FDA, or comparable foreign regulatory bodies for marketing approval;

•	patients in our clinical trials may suffer other adverse effects or die for reasons that may or may not be related to ADX-102 and our other product candidates;

•	if approved for certain diseases, ADX-102 and our other product candidates will compete with well-established products already approved for marketing by the FDA, including corticosteroids and other agents that have demonstrated varying levels of efficacy in some of the diseases for which we may attempt to develop ADX-102 and our other product candidates;

•	the effects of legislative or regulatory reform of the health care system in the U.S. or other jurisdictions in which we may do business; and

•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a NDA to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market ADX-102 and our other product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that ADX-102 and our other product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize, ADX-102 and or our other product candidates, we may not be able to generate sufficient revenue to continue our business.

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

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, as product candidates proceed through development, the trial designs may often be different from phase to phase, the vehicles or controls may be modified from trial to trial and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. For instance, we plan to modify the control utilized in our expected Phase 2b allergic conjunctivitis trial from the control used in our prior Phase 2a trial. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, our clinical trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

In addition, the presumed mechanisms of aldehyde-mediated inflammation are distinct from the presumed aldehyde-mediated pathology in inborn errors of metabolism, and the efficacy and safety of ADX-102 or our other product candidates in one indication does not predict the safety and efficacy of ADX-102 and our other product candidates in other indications.

Because we are developing novel product candidates for the treatment of diseases in a manner which there is little clinical drug development experience and, in some cases, are using new endpoints or methodologies, the regulatory pathways for approval are not well defined, and, as a result, there is greater risk that our clinical trials will not result in our desired outcomes.

Our clinical focus is on the development of new products for inflammation, inborn errors of metabolism, and other diseases that are thought to be related to naturally occurring toxic and pro-inflammatory chemical species known as aldehydes. Our planned Phase 3 vehicle-controlled clinical program in noninfectious anterior uveitis and our planned Phase 3 clinical program in SLS represent the first such clinical trials performed, and thus the comparative effects of vehicle and drug are unpredictable.

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

While the primary day-to-day complaint of SLS patients and their caregivers are symptoms associated with severe skin disease, SLS patients also manifest varying degrees of delay in mental development, spasticity, seizures and retinal disease. In August 2016, we announced that the results of our randomized, parallel-group, double-masked, vehicle-controlled clinical trial of a dermatologic formulation of ADX-102 for the treatment of the skin manifestations of SLS demonstrated clinically relevant activity of ADX-102 in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS. There were no serious adverse events reported in any of these trials. However, due to expected low systemic exposure of ADX-102 when administered topically to the skin, it is unlikely that ADX-102 will significantly affect the non-dermatologic conditions of SLS. Lack of effect in neurologic and ocular manifestations of SLS may negatively impact regulatory discussions with the FDA and may also negatively impact reimbursement, pricing and commercial acceptance of ADX-102, if it is approved.

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

ADX-102 and our other product candidates and the activities associated with development and potential commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other jurisdictions.

Our ongoing research and development activities and planned clinical development for our product candidates may be delayed, modified or ceased for a variety of reasons, including:

•	determining that a product candidate is ineffective or causes harmful side effects during preclinical studies or clinical trials;

•	difficulty establishing predictive preclinical models for demonstration of safety and efficacy of a product candidate in one or more potential therapeutic areas for clinical development;

•	difficulties in manufacturing a product candidate, including the inability to manufacture a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under processes acceptable to the FDA for marketing approval;

•	the proprietary rights of third parties, which may preclude us from developing or commercializing a product candidate;

•	determining that a product candidate may be uneconomical to develop or commercialize, or may fail to achieve market acceptance or adequate reimbursement;

•	our inability to secure strategic partners which may be necessary for advancement of a product candidate into clinical development or commercialization; or

•	our prioritization of other product candidates for advancement.

The FDA or comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our or any of our future development partners’ clinical trials, including the endpoints of our clinical trials;

•	we or any of our future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;

•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from the United States;

•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

•	we or any of our future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the designs of such trials;

•	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any of our future development partners contract for clinical and commercial supplies; or

•	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our future development partners from commercializing our product candidates. Moreover, we cannot predict healthcare reform initiatives, including potential reductions in federal funding, that may be adopted in the future and whether or not any such reforms would have an adverse effect on our business and our ability to obtain regulatory approval for our current or future product candidates.

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

Product development costs will increase if we have delays in testing or approval of ADX-102 and our other product candidates or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of or if we, the FDA or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of ADX-102 or other product candidates could be significantly reduced.

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

We have not yet completed testing of any of our product candidates in humans for the treatment of the indications for which we intend to seek approval, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. ADX-102, for example, has been observed to be toxic at high concentrations in in vitro human dermal tissue. In addition, there was transient and generally mild stinging noted in the ADX-102 treatment arm of our Phase 2a clinical trial in allergic conjunctivitis, with two patients out of the 50 patients in the treatment arm dropping out of the trial during treatment. There was an increased frequency of ocular stinging and burning in the ADX-102 treated arms of our Phase 2 clinical trial in noninfectious anterior uveitis, with one subject in the ADX-102 treatment arm and one subject in combination ADX-102 and Pred Forte® arm dropping out of the trial during treatment for an adverse event of stinging. However, there were no serious adverse events in this trial. In preparation for clinical testing of systemically administered ADX-102, we believe that we have identified a preliminary No Adverse Effect Level in pre-clinical toxicology studies where ADX-102 is administrated intravenously. If any of our product candidates cause unacceptable adverse events in clinical trials, which may be larger or longer than those previously conducted, we may not be able to obtain regulatory approval or commercialize such product candidate.

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

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the U.S. to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from our current or future product candidates for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop drug candidates.

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

Obtaining coverage and reimbursement approval for a product candidate from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of the applicable product candidate to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Further, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidates. If reimbursement is not available or is available only in limited levels, we may not be able to commercialize certain of our product candidates profitably, or at all, even if approved. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the U.S. healthcare system were recently enacted, including changes to the methods for, and amounts of, Medicare reimbursement. The new presidential administration and Congress have indicated they may further reform the Medicare program and the U.S. healthcare system, but have not made any definitive proposals which allow us to gauge the impact of such potential reforms, if any, on our business and operations. These reforms could significantly reduce payments from Medicare and Medicaid over the next ten years. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments or the imposition of enrollment limitations on new providers, may change the availability, methods and rates of reimbursements from Medicare, private insurers and other third-party payers for our current and future product candidates, if any, for which we are able to obtain regulatory approval. Some of these changes and proposed changes could result in reduced reimbursement rates for such product candidates, if approved, which would adversely affect our business strategy, operations and financial results.

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

Orphan drug designation or Breakthrough Therapy Designation from the FDA may be difficult or not possible to obtain, and if we are unable to obtain one or both such designations for ADX-102 or our other product candidates, regulatory and commercial prospects may be negatively impacted.

The FDA designates orphan status to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan status drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and can be marketed without generic competition for seven years. We believe that ADX-102 will qualify as an orphan drug for SLS and noninfectious anterior uveitis, and possibly other diseases that we may test. However, we cannot guarantee that we will be able to receive orphan drug status from the FDA for ADX-102. If we are unable to secure orphan drug status or Breakthrough Therapy Designation for ADX-102 or our other product candidates, our regulatory and commercial prospects may be negatively impacted.

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

As of December 31, 2016, we had only eleven full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. With the exception of SLS and SSADH, there are a variety of drug candidates in development for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes may be active in aldehyde research, and some could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Because, as of December 31, 2016, we only had eleven full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of ADX-102 and our other product candidates, as well as function as a public company. As we seek to advance ADX-102 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

In the United States, the Medical Modernization Act of 2003 (MMA) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formulas where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In early 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, PPACA), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and imposed additional health policy reforms. Effective October 1, 2010, the PPACA’s definition of “average manufacturer price” was revised for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, beginning in 2011, the PPACA imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. Although it is too early to determine the effect of the PPACA on our business, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under Medicare, and may also increase our regulatory burdens and operating costs.

More recently, the new presidential administration and the U.S. Congress have indicated they may seek to replace PPACA and related legislation with new healthcare legislation. There is uncertainty with respect to the impact these potential changes may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by PPACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures, and may adversely affect our operating results.

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

Changes in government funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, properly administer drug innovation, or prevent new products and services from being developed or commercialized by our life science tenants, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Currently, the FDA Commissioner position is vacant, pending the appointment of a new Commissioner by the new presidential administration. The confirmation process for a new commissioner may not occur efficiently. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the biologics industry.

In December 2016, the 21st Century Cures Act was signed into law. This new legislation is designed to advance medical innovation and empower the FDA with the authority to directly hire positions related to drug and device development and review. In the past, the FDA was often unable to offer key leadership candidates (including scientists) competitive compensation packages as compared to those offered by private industry. The 21st Century Cures Act is designed to streamline the agency’s hiring process and enable the FDA to compete for leadership talent by expanding the narrow ranges that are provided in the existing compensation structures.

In the first week of the new presidential administration, it issued executive orders to freeze government hiring of new employees with the exception of military, national security and public safety personnel. This hiring freeze could impede current or future operations at the FDA and other agencies. It is unknown at this time what the impact of the hiring freeze will have on the FDA and on programs such as the 21st Century Cures Act. Furthermore, future government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may result in a reduced ability by the FDA to perform their respective roles; including the related impact to academic institutions and research laboratories whose funding is fully or partially dependent on both the level and timing of funding from government sources.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, biologics and devices to be reviewed and/or approved by necessary government agencies and the healthcare and drug industries’ ability to deliver new products to the market in a timely manner, which would adversely affect our tenants’ operating results and business. Interruptions to the function of the FDA and other government agencies could adversely affect the demand for office/laboratory space and significantly impact our operating results and our business.

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

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Pacific Western. In the case of a continuing event of default under the loan, Pacific Western, the lender, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Although as of December 31, 2016, we had sufficient cash and cash equivalents to repay all obligations owed to Pacific Western if the debt was accelerated, in the event we do not or are not able to repay the obligations at the time a default occurred, Pacific Western may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Pacific Western under the loan, which includes our intellectual property.

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

We may fail to comply with any of our obligations under existing or future agreements pursuant to which we license rights or technology, which could result in the loss of rights or technology that are material to our business.

We are a party to technology licenses and we may enter into additional licenses in the future. Such licenses do, and may in the future, impose commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we could lose valuable rights under our collaboration agreements and our ability to develop product candidates could be impaired. Additionally, should such a license agreement be terminated for any reason, there may be a limited number of licensors who would be suitable replacements and it may take a significant amount of time to transition to a replacement licensor.

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

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings, including debt financings. Uncertain economic conditions as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders or be excessively dilutive. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

We have a $5.0 million Credit Facility with Pacific Western that is secured by a lien covering all of our assets as of December 31, 2016. As of December 31, 2016 and December 31, 2015, the outstanding principal balance under the Credit Facility was approximately $1.4 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of transactions involving our common stock.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Prior to 2016, we underwent two ownership changes and it is possible that additional ownership changes have occurred since. However, our management believes that we have sufficient “Built-In-Gain” to offset the Section 382 of the Code limitation generated by such ownership changes. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations.

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

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

Our management has broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. We expect to use of our cash and cash equivalents to fund our planned clinical trials of ADX-102 and our other product candidates, development of other molecules that may relate to our aldehyde trapping platform, and the remainder for working capital and other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited.

As of December 31, 2016, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 67.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Our business could be negatively affected as a result of the actions of activist stockholders.

Proxy contests have been waged against many companies in the biopharmaceutical industry, over the last few years. We may be particularly vulnerable to these actions due to the highly concentrated ownership of our common stock. If faced with a proxy contest or other type of shareholder activism, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest or shareholder dispute involving us or our partners because:

•	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees;

•	perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to a board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

These actions could cause our stock price to experience periods of volatility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our offices are located in Lexington, Massachusetts. As of December 31, 2016, we had leased approximately 6,888 square feet of office space pursuant to leases that expire in 2017. Management believes that this office space is suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Year Ended December 31, 2016	High	Low
First quarter	$6.76	$3.52
Second quarter	$6.50	$4.24
Third quarter	$7.82	$5.37
Fourth quarter	$7.51	$4.65

Year Ended December 31, 2015	High	Low
First quarter	$12.30	$6.90
Second quarter	$11.79	$6.64
Third quarter	$10.90	$5.35
Fourth quarter	$7.70	$4.84

Holders of Record

As of December 31, 2016, there were 16 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information as of December 31, 2016, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2013 Equity Incentive Plan (2013 Plan), 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan), 2004 Employee, Director and Consultant Stock Plan (2004 Plan) and our 2016 Employee Stock Purchase Plan (2016 ESPP).

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	1,525,682	(1)	$6.75	(2)	966,568	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	1,525,682		$6.75	(2)	966,568	(3)

(1)	Of these shares, 27,096 were underlying then outstanding restricted stock unit awards and 984,786 were subject to options then outstanding under the 2013 Plan, 489,846 were subject to options then outstanding under the 2010 Plan and 23,954 were subject to options then outstanding under the 2004 Plan.
(2)	Does not take into account restricted stock units, which have no exercise price.
(3)	Represents 869,068 shares of common stock available for issuance under our 2013 Plan and 97,500 shares of common stock available for issuance under our 2016 ESPP. No shares are available for future issuance under the 2010 Plan or 2004 Plan. Our 2013 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (1) 1,000,000 shares of our common stock; (2) 7% of the shares of common stock outstanding at that time; and (3) such other amount as our board of directors may determine. Our 2016 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lesser of: (1) 1% of the shares of common stock outstanding at that time; and (2) such other amount as our board of directors may determine. On January 1, 2017, an additional 880,343 shares became available for future issuance under the 2013 Plan and an additional 125,763 shares became available for future issuance under the 2016 ESPP. The additional shares from the annual increase on January 1, 2017 are not included in the table above.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company focused primarily on the development of new products for inflammation, inborn errors of metabolism and other diseases that are thought to be related to endogenously generated toxic and pro-inflammatory chemical species known as aldehydes. We are developing ADX-102 (formerly known as NS2), as well as other novel product candidates, including ADX-103 and ADX-104, that are designed specifically to sequester aldehydes for the treatment of:

•	Noninfectious Anterior Uveitis, a rare but severe inflammatory eye disease that can lead to blindness;

•	Allergic Conjunctivitis, a common disease that affects more than 20% of the population worldwide, and related rare allergic ocular diseases that are characterized by inflammation of the conjunctiva (a membrane covering part of the front of the eye), resulting in ocular itching, excessive tear production, swelling and redness;

•	Dry Eye Syndrome, a common inflammatory disease characterized by insufficient moisture and lubrication associated with the anterior surface of the eye, leading to ocular irritation, burning, stinging, and, in severe cases, loss of vision;

•	Sjögren-Larsson Syndrome (SLS), a rare inborn error of metabolism caused by mutations in an enzyme that metabolizes fatty aldehydes, resulting in severe skin and neurological disorders; and

•	Succinic Semi-Aldehyde Dehydrogenase Deficiency (SSADH), a rare inborn error of metabolism caused by genetic mutations in an aldehyde-metabolizing enzyme, leading to severe neurological disease.

In 2015, we began clinical testing of ADX-102 in diseases where we believe aldehyde trapping may improve symptoms and slow or prevent disease progression. In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled Phase 2a clinical trial of ADX-102 ophthalmic solution in patients with allergic conjunctivitis demonstrated statistically and clinically significant activity of ADX-102 over vehicle in reducing ocular itching and tearing. In May 2016, we announced that the results of our randomized, parallel-group, investigator-masked, active-controlled Phase 2 clinical trial of ADX-102 ophthalmic solution in patients with noninfectious anterior uveitis demonstrated that ADX-102 reduced inflammatory cell count in the anterior chamber of the eye to a degree similar to that of standard-of-care corticosteroid therapy (which may lead to cataracts and glaucoma in some patients), but without the intraocular pressure elevations that were observed in subjects treated with corticosteroids. In August 2016, we announced that the results of a randomized, parallel-group, double-blind, vehicle-controlled clinical trial of a dermatologic formulation of ADX-102 for the treatment of the skin manifestations of SLS demonstrated clinically relevant activity of ADX-102 in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS. In all clinical trials to date, ADX-102 was well tolerated, and no serious adverse events have been reported.

In February 2017, we announced the enrollment of the first patient in a Phase 2b clinical trial of the topical ocular ADX-102 for the treatment of allergic conjunctivitis We expect to begin a planned Phase 3 clinical trial of topical ocular ADX-102 for the treatment of noninfectious anterior uveitis in the second quarter of 2017. We expect to begin a planned Phase 3 clinical trial of topical dermatologic ADX-102 for the treatment of the skin manifestations of SLS in the second half of 2017. We expect to begin a planned Phase 2a clinical trial of topical ocular ADX-102 for the treatment of Dry Eye Syndrome in the second quarter of 2017, and we may also subsequently initiate a planned Phase 2a clinical trial of ADX-103 in Dry Eye Syndrome. We expect to begin a planned Phase 1 clinical trial of systemically administered ADX-102 or ADX-104 in the first half of 2018. We expect to begin systemically administered Phase 2a clinical trials in SLS and SSADH in the second half of 2018. All of our development timelines could be subject to adjustment depending on recruitment rate, regulatory agency review, and other factors that could delay the initiation and completion of clinical trials.

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

In January 2015, we received net proceeds of approximately $9.0 million, after placement agent fees and expenses from two private placements of common stock and warrants to purchase common stock. In addition, in May 2015, we raised approximately $19.5 million, after deducting underwriting discounts and commissions and other offering expenses through the issuance and sale of 2,822,500 shares of common stock in a follow-on public offering, including shares sold pursuant to the underwriters exercise of their option to purchase additional shares of common stock. In June 2016, we closed an underwritten public offering in which we sold, an aggregate of 2,760,000 shares of common stock, including 360,000 shares sold in connection with the exercise in full by the underwriter of its option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $12.6 million, after deducting the underwriting discounts and commissions and the other offering expenses payable by us. In February 2017, we closed an underwritten public offering in which we sold, 2,555,555 shares of its common stock, including 333,333 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $10.5 million, after deducting the underwriting discounts and commissions and the other estimated offering expenses payable by Aldeyra.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of ADX-102 and other aldehyde traps, and we may in-license, acquire or invest in complementary businesses or products. In addition, as capital resources permit, we may augment or otherwise modify the clinical development plan described herein.

Research and development expenses

We expense all of our research and development expenses as they are incurred. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense until incurred. Research and development expenses primarily include:

•	non-clinical development, preclinical research, and clinical trial and regulatory-related costs;

•	expenses incurred under agreements with sites and consultants that conduct our clinical trials;

•	expenses related to generating, filing, and maintaining intellectual property; and

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense.

Substantially all of our research and development expenses to date have been incurred in connection with ADX-102. We expect our research and development expenses to increase for the foreseeable future as we advance ADX-102 and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of ADX-102 and our future product candidates. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates.

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

We do not expect ADX-102 and our other product candidates to be commercially available, if at all, for the next several years.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Our general and administrative expenses consisted primarily of payroll expenses for our full-time employees during the years ended December 31, 2016 and 2015. Other general and administrative expenses include professional fees for auditing, tax, and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Total other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For December 31, 2016, comprehensive loss is equal to our net loss of $18.7 million and an unrealized gain on marketable securities of $8,000. For December 31, 2015, comprehensive loss is equal to net loss of $12.1 million and an unrealized loss on marketable securities of $8,000.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

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

We generally estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award and (d) the expected dividend yield. Due to the lack of sufficient historical public market trading activity, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares over approximately the expected life of the options. The resulting volatility estimate was approximately 89%, and we have employed this value throughout our calculations. We have also computed the historical volatility of ALDX historical information regarding the volatility of our own stock price and have determined that a volatility estimate of 89% is reasonable. We have estimated the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option for service-based awards. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon United States Treasury securities.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of employee stock option grants in 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Expected dividend yield	0%	0%
Anticipated volatility	88.57%	88.57%
Estimated stock price	$3.94 - $7.48	$7.19 - $8.37
Exercise price	$3.94 - $7.48	$7.19 - $8.37
Expected life (years)	5.50 - 6.25	5.50 - 6.25
Risk free interest rate	0.59% - 2.20%	0.27% - 1.91%

Other Information

Net Operating Loss Carryforwards

As of December 31, 2016, we have Federal and State income tax net operating loss (NOL) carryovers of approximately $42.8 million and $39.9 million, respectively, which will expire at various dates through 2036. As of December 31, 2016, we have Federal and State tax carryovers of credits for increasing research activities (R&D tax credits) of approximately $1.2 million and $178,000, respectively, which will expire at various dates through 2036.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Prior to 2016, we underwent two ownership changes and it is possible that additional ownership changes have occurred since. However, our management believes that we have sufficient “Built-In-Gain” to offset the Section 382 of the Code limitation generated by such ownership changes. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations.

Recent Accounting Pronouncements –

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15 (ASU 2016-15), Statement of Cash Flows. The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 may be adopted retrospectively or prospectively if it is impractical to apply the amendments retrospectively. The Company does not expect this standard to have a material impact on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instrument-Credit Losses (ASU 2016-13). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company does not expect this standard to have a material impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), to simplify the accounting for stock compensation. This update focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company does not expect this standard to have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (ASU 2016-02), Leases. ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company does not expect this standard to have a material impact on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments and is effective for fiscal years beginning after December 15, 2017. The Company does not expect this standard to have a material impact on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (ASU 2015-17). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in ASU 2015-17. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016. The Company does not expect this standard to have a material impact on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2016. The Company does not expect this standard to have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017. The Company does not expect this standard to have a material impact on its financial statements.

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

Comparison of Years Ended December 31, 2016 and 2015

Net loss. Net loss for the years ended December 31, 2016 and 2015 was approximately $18.7 million and $12.1 million, respectively. As of December 31, 2016, we had total stockholders’ equity of $21.6 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses.

Research and development expenses. Research and development expenses were $13.2 million for the year ended December 31, 2016 compared to $7.6 million for the same period in 2015. The increase of $5.6 million is primarily related to the increase in our external research and development expenditures, including manufacturing, preclinical and clinical costs and an increase in personnel costs.

General and administrative expenses. General and administrative expenses were $5.5 million for the year ended December 31, 2016, compared to $4.4 million for the year ended 2015. The increase of approximately $1.1 million is primarily related to an increase in legal costs, rent, consulting costs, and personnel costs.

Other income (expense). Total other income (expense) was approximately $(3,472) for the year ended December 31, 2016 and consisted of interest expense related to our credit facility partially offset by interest income. Total other income (expense) was $(101,180) for the same period in 2015 and primarily consisted of interest expense related to our credit facility partially offset by interest income. In 2016, there was twelve months of investment income as opposed to only one month in 2015.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our Credit Facility discussed below. We have incurred operating losses since inception and negative cash flows from operating activities in devoting substantially all of our efforts towards research and development. At December 31, 2016, we had total stockholders’ equity of approximately $21.6 million and cash, cash equivalents and marketable securities of $24.9 million. During the year ended December 31, 2016, we had net loss of approximately $18.7 million. We expect to generate operating losses for the foreseeable future.

We are a party to a loan and security agreement (the Credit Facility) with Pacific Western Bank (Pacific Western, formerly Square 1 Bank) which was originally entered into in April 2012 and has been subsequently amended. Pursuant to the Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5.0 million available to us to fund expenses related to our clinical trials and general working capital purposes. The term loans are to be made available to us upon the following terms: (i) $2.0 million was made available in November 2014 (which was used in part to refinance then outstanding loans from Pacific Western); and (ii) $3.0 million (the Tranche B Loan) became available to the Company in 2016 following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Any term loan made is payable as interest-only prior to November 2017 and thereafter is scheduled to be payable in monthly installments of principal plus accrued interest through the maturity date in October 2020. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The annualized interest rate as of December 31, 2016 was 5.60%. The Credit Facility is collateralized by our assets, including our intellectual property. As of December 31, 2016, $1.4 million was outstanding under the Credit Facility. At December 31, 2016, the Credit Facility is shown net of a remaining debt discount of $79,663 which is being amortized using the effective interest method through the current maturity date of the Credit Facility, October 2020.

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

In June 2016, we closed an underwritten public offering in which we sold, an aggregate of 2,760,000 shares of common stock, including 360,000 shares sold in connection with the exercise in full by the underwriter of its option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $12.6 million, after deducting the underwriting discounts and commissions and the other offering expenses payable by us.

In February 2017, we closed an underwritten public offering in which we sold, 2,555,555 shares of its common stock, including 333,333 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $10.5 million, after deducting the underwriting discounts and commissions and the other estimated offering expenses payable by Aldeyra.

We believe that our cash, cash equivalents and marketable securities as of December 31, 2016, together with the proceeds from the February 2017 public offering and the amounts available under the Credit Facility, will be adequate to fund operations into approximately the third quarter of 2018 based on our current business plan. However, these amounts will not be sufficient for us to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of ADX-102 and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the progress, costs, results of and timing of our clinical development program for ADX-102 and our other product candidates, including our current and planned clinical trials;

•	the need for, and the progress, costs and results of, any additional clinical trials of ADX-102, including systemic formulations, we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of ADX-102 and our other product candidates;

•	the outcome, costs and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;

•	the timing and costs associated with manufacturing ADX-102 and our other product candidates for clinical trials and other studies and, if approved, for commercial sale;

•	our need and ability to hire additional management, development and scientific personnel;

•	the cost to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecuting, defending and enforcing of any patents or other intellectual property rights;

•	the timing and costs associated with establishing sales and marketing capabilities;

•	market acceptance of ADX-102 and our other product candidates;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies; and

•	our need to remediate any material weaknesses and implement additional internal systems and infrastructure, including financial and reporting systems.

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

	Years ended December 31,
	2016	2015
Net cash used in operating activities	$(15,147,512)	$(9,311,753)
Net cash used in investing activities	(225,234)	(13,036,256)
Net cash provided by financing activities	12,738,941	28,469,571

Net (decrease) increase in cash and cash equivalents	$(2,633,805)	$6,121,562

Operating Activities. Net cash used in operating activities was $15.1 million in 2016 compared to net cash used in operating activities of $9.3 million in 2015. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for 2016 as compared to 2015 was due to an increase in both research and development and general and administrative expenses.

Investing Activities. Net cash used in investing activities in 2016 were $(225,234) related primarily to the purchase of marketable securities partially offset by sales and maturities of marketable securities compared to net cash used in investing activities in 2015 of $13.0 million related primarily to the purchase of marketable securities.

Financing Activities. Net cash provided by financing activities was $12.7 million for the year ended December 31, 2016 related to our public placement offering, compared to net cash provided by financing activities of $28.5 million for year ended 2015 which was related to our private and public offerings.

Off-Balance Sheet Arrangements

Through December 31, 2016, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

Our long-term debt obligation consists of amounts we are obligated to repay under our Credit Facility with Pacific Western, of which $1.4 million was outstanding as of December 31, 2016. We entered into the Credit Facility in April 2012 and it has been subsequently amended to make term loans in a principal amount of up to $5,000,000 available to us with proceeds to be used first to refinance outstanding loans from Pacific Western, second to fund expenses related to our clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to us upon the following terms: (i) $2,000,000 was made available on November 10, 2014; and (ii) $3.0 million (the Tranche B Loan) which was made available to the Company in May 2016 following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. In November 2016, we amended our Credit Facility such that any term loan we draw is payable as interest-only prior to November 2017 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The following table summarizes our contractual obligations at December 31, 2016.

The following table summarizes our contractual obligations at December 31, 2016:

	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years
Credit Facility	$1,395,833	$77,546	$1,318,287	$—	$—
Operating lease obligations	$107,195	$107,195	$—	$—	$—

Total	$1,503,028	$184,741	$1,318,287	$—	$—

The table above detailing contractual commitments and obligations does not include severance pay obligations to certain of our executive officers in the event of a not-for-cause termination under existing employment contracts and any contingent obligations under licensing agreements. The cash amount for which we might be liable upon any such termination, based on current executive pay and bonus levels, could be up to approximately $1.0 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates

Our exposure to market risk is currently confined to our cash and cash equivalents and our Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The annualized interest rate as of December 31, 2016 was 5.60%.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on the assessment, our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 28, 2017, the Compensation Committee of our Board of Directors approved and established the Aldeyra Therapeutics, Inc. Change in Control Plan (the “CIC Plan”), which provides for the accelerated vesting for outstanding unvested equity awards held by our eligible employees are subject to a qualifying employment termination in connection with a change in control, including our named executive officers. The CIC Plan provides for acceleration of 100% of the unvested equity held by our executive officers in the event the officer’s employment is terminated without cause, or the officer resigns for good reason, in each case within 3 months before or 12 months of a change of control.

For the purpose of the CIC Plan, the following terms have the definitions set forth below:

A termination for “cause” means termination by us of the executive officer’s employment by reason of the occurrence of any one or more of the following: (i) an act or acts of personal dishonesty taken by the executive officer and intended to result in substantial personal enrichment of the executive officer at the expense of the Company; (ii) repeated violations by the executive officer of the executive officer’s duties and obligations (other than as a result of incapacity due to physical or mental illness) which are demonstrably willful and deliberate on the executive officer’s part, which are committed in bad faith or without reasonable belief that such violations are in the Company’s best interests and which are not remedied in a reasonable period of time after receipt of written notice from the Company; (iii) indictment or plea of nolo contendere of the executive officer of a felony involving moral turpitude; or (iv) the material breach of the executive’s proprietary information and inventions agreement.

“Change in Control” means the occurrence of any of the following: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 of the

Exchange Act), directly or indirectly, of securities of the Company representing more than fifty percent (50%) of the total voting power represented by the Company’s then-outstanding voting securities; (ii) the consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets; (iii) the consummation of a merger or consolidation of the Company with or into any other entity, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) more than fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation; or individuals who are members of the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the members of the Board over a period of 12 months; provided, however, that if the appointment or election (or nomination for election) of any new Board member was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member shall, for purposes of this Plan, be considered as a member of the Incumbent Board. A transaction shall not constitute a Change in Control if its sole purpose is to change the state of the Company’s incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Company’s securities immediately before such transaction.

“Good reason” means (i) a material diminution in the executive officer’s base compensation or target bonus by more than 10%, except in connection with company-wide cost reduction; (ii) a material diminution in the executive officer’s authority, duties or responsibilities with respect to the Company or any successor or acquiring entity, including, without limitation, any requirement that an officer who is the Chief Executive Officer report to anyone other than to the Board of Directors of the ultimate parent entity of the Company (the “Ultimate Parent”) or that the executive officer (other than the Chief Executive Officer) report to anyone other than the Chief Executive Officer of the Ultimate Parent; (iii) a breach of a material provision of the executive officer’s employment or other written agreement governing employment with the Company (it being understand that a change in title without the executive officer’s consent shall be a material breach); or (iv) a relocation of the executive officer’s principal workplace by more than 50 miles from where the executive officer performed services prior to the relocation, without the executive officer’s prior consent. However, good reason shall not exist unless (i) the executive officer has given written notice to us within 90 days of the initial existence of the good reason event or condition(s) giving specific details regarding the event or condition; (ii) we have failed to cure such event or condition within 30-days of receiving such notice, and (iii) the executive officer resigns within 30 days of the expiration of the 30-day cure period provided for in clause (ii) provided that we have not cured the event or condition.

This summary of the CIC Plan is qualified in its entirety by reference to the text of the CIC Plan, which is included as Exhibit 10.25 hereto and incorporated herein by reference.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2016 (the Proxy Statement), and is incorporated in this annual report on Form 10-K by reference.

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

Other than with respect to the Securities Authorized for Issuance under Equity Incentive Plans contained in Part II, Item 5 of this annual report, the information required by this item will be contained in the Proxy Statement and is incorporated in this annual report on Form 10-K by reference.

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

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as part of this annual report on Form 10-K.

ITEM 16.	Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Commonwealth of Massachusetts, on March 30, 2017.

ALDEYRA THERAPEUTICS, INC.

By:	/s/ Todd Brady, M.D., Ph.D.
Todd Brady, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd C. Brady, M.D., Ph.D. Todd C. Brady, M.D., Ph.D.	Chief Executive Officer and Director (principal executive officer)	March 30, 2017

/s/ Stephen J. Tulipano Stephen J. Tulipano	Chief Financial Officer (principal financial and accounting officer)	March 30, 2017

/s/ C. Boyd Clarke C. Boyd Clarke	Chairman of the Board of Directors	March 30, 2017

/s/ Ben Bronstein, M.D. Ben Bronstein, M.D.	Director	March 30, 2017

/s/ Richard H. Douglas, Ph.D. Richard H. Douglas, Ph.D.	Director	March 30, 2017

/s/ Martin J. Joyce Martin J. Joyce	Director	March 30, 2017

/s/ Gary Phillips, M.D. Gary Phillips, M.D.	Director	March 30, 2017

/s/ Jesse Treu, Ph.D. Jesse Treu, Ph.D.	Director	March 30, 2017

/s/ Neal Walker, D.O. Neal Walker, D.O.	Director	March 30, 2017

ALDEYRA THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Aldeyra Therapeutics, Inc.

Lexington, Massachusetts

We have audited the accompanying balance sheets of Aldeyra Therapeutics, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, comprehensive loss, and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aldeyra Therapeutics, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

March 30, 2017

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,015,061	$14,648,866
Marketable securities	12,897,584	12,941,776
Prepaid expenses and other current assets	218,682	497,552

Total current assets	25,131,327	28,088,194
Deferred offering costs	—	36,236
Fixed assets, net	56,352	80,334

Total assets	$25,187,679	$28,204,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,441	$851,160
Accrued expenses	1,946,251	1,186,429
Current portion of credit facility	77,546	77,546

Total current liabilities	2,299,238	2,115,135
Credit facility, net of current portion and debt discount	1,238,624	1,211,310

Total liabilities	3,537,862	3,326,445

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 12,576,325 and 9,712,521 shares issued and outstanding, respectively	12,576	9,713
Additional paid-in capital	98,938,446	83,478,851
Accumulated other comprehensive income (loss)	129	(8,361)
Accumulated deficit	(77,301,334)	(58,601,884)

Total stockholders’ equity	21,649,817	24,878,319

Total liabilities and stockholders’ equity	$25,187,679	$28,204,764

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2016	2015
Operating expenses:
Research and development	$13,175,670	$7,574,398
General and administrative	5,520,308	4,414,709

Loss from operations	(18,695,978)	(11,989,107)

Other income (expense):
Interest income	102,037	11,126
Interest expense	(105,509)	(112,306)

Total other expense, net	(3,472)	(101,180)

Net loss	$(18,699,450)	$(12,090,287)

Net loss per share – basic and diluted	$(1.65)	$(1.40)

Weighted average common shares outstanding – basic and diluted	11,352,230	8,633,897

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2016	2015
Net loss	$(18,699,450)	$(12,090,287)
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities	8,490	(8,361)

Total other comprehensive income/(loss)	$8,490	$(8,361)

Comprehensive loss	$(18,690,960)	$(12,098,648)

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Voting Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	5,565,415	$5,565	$52,790,090	$—	$(46,511,597)	$6,284,058
Stock-based compensation	—	—	2,187,102	—	—	2,187,102
Issuance of common stock, net of issuance costs	4,147,106	4,148	28,501,659	—	—	28,505,807
Other comprehensive loss	—	—	—	(8,361)	—	(8,361)
Net loss	—	—	—	—	(12,090,287)	(12,090,287)

Balance, December 31, 2015	9,712,521	9,713	83,478,851	(8,361)	(58,601,884)	24,878,319
Stock-based compensation	—	—	2,759,753	—	—	2,759,753
Issuance of common stock, net of issuance costs of $240,000	2,760,000	2,760	12,610,863	—	—	12,613,623
Issuance of common stock, upon exercise of stock options	103,804	103	88,979	—	—	89,082
Other comprehensive loss	—	—	—	8,490	—	8,490
Net loss	—	—	—	—	(18,699,450)	(18,699,450)

Balance, December 31, 2016	12,576,325	$12,576	$98,938,446	$129	$(77,301,334)	$21,649,817

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,699,450)	$(12,090,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,759,753	2,187,102
Amortization of debt discount – non-cash interest expense	27,314	35,829
Net amortization of premium on debt securities available for sale	266,106	—
Depreciation	35,792	18,778
Change in assets and liabilities:
Prepaid expenses and other current assets	278,870	(264,984)
Accounts payable	(575,719)	509,866
Accrued expenses	759,822	291,943

Net cash used in operating activities	(15,147,512)	(9,311,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(11,810)	(86,119)
Purchases of marketable securities	(16,048,424)	(12,950,137)
Sales of marketable securities	15,835,000	—

Net cash used in investing activities	(225,234)	(13,036,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and exercise of options	12,738,941	28,505,807
Deferred offering costs paid in cash	—	(36,236)

Net cash provided by financing activities	12,738,941	28,469,571

NET (DECREASE)/INCREASE IN CASH	(2,633,805)	6,121,562
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,648,866	8,527,304

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,015,061	$14,648,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$78,128	$74,299

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (the Company or Aldeyra) was incorporated in the state of Delaware on August 13, 2004 as Neuron Systems, Inc. On December 20, 2012, the Company changed its name to Aldexa Therapeutics, Inc. and, on March 17, 2014, the Company changed its name to Aldeyra Therapeutics, Inc. The Company is a biotechnology company focused primarily on the development of new products for inflammation, inborn errors of metabolism and other diseases that are thought to be related to endogenously generated toxic and pro-inflammatory chemical species known as aldehydes. The ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the United States Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in the clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

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

Liquidity and Management’s Plans – At December 31, 2016, the Company had an accumulated deficit of approximately $77.3 million and cash and cash equivalents and marketable securities of approximately $24.9 million.

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

In June 2016, the Company closed an underwritten public offering in which the Company sold, an aggregate of 2,760,000 shares of common stock, including 360,000 shares sold in connection with the exercise in full by the underwriter of its option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $12.6 million, after deducting the underwriting discounts and commissions and the other offering expenses payable by the Company.

In February 2017, the Company closed an underwritten public offering in which we sold, 2,555,555 shares of its common stock, including 333,333 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $10.5 million, after deducting the underwriting discounts and commissions and the other estimated offering expenses payable by Aldeyra.

In addition, as discussed in Note 7, the Company entered into its credit facility (the Credit Facility) in April 2012 and it has been subsequently amended to make term loans in a principal amount of up to $5,000,000 available to the Company with proceeds to be used first to refinance outstanding loans from Pacific Western, second to fund expenses related to the Company’s clinical trials, and the remainder for general working capital purposes. The term loans are to be made available to the Company upon the following terms: (i) $2,000,000 was made available on November 10, 2014; and (ii) $3.0 million (the Tranche B Loan) which was made available to the Company in May 2016 following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. In November 2016, the Company amended its Credit Facility such that any term loan the Company may draw is payable as interest-only prior to November 2017 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. The Credit Facility is collateralized by the Company’s assets, including its intellectual property.

The Company’s management believes that its currently available resources, including the funds from the February 2017 public offering and amounts available under the Credit Facility, will provide sufficient funds to enable the Company to meet its obligations into at least the third quarter of 2018 based on its current business plan. The Company will need to raise additional capital to implement its near-term business plan. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

Curtailment of operations would cause significant delays in the Company’s efforts to introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s financial statements relate to accruals, including research and development costs, accounting for income taxes and the related valuation allowance and accounting for stock based compensation and the related fair value. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Cash and Cash Equivalents – The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents and all highly liquid investments with original maturities of greater than three months but less than 12 months as current marketable securities. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating. The Company invests its cash primarily in reverse repurchase agreements (RRAs), government securities and obligations, and money market funds.

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

Marketable Securities – Marketable securities consist of government securities and obligations with original maturities of more than 90 days. Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of other comprehensive income/(loss). Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each balance sheet date.

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

Intellectual Property – The legal and professional costs incurred by the Company to acquire its patent rights are expensed as incurred and included in operating expenses. At December 31, 2016 and 2015, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property related expenses for the years ended December 31, 2016 and 2015 were $553,871 and $473,878, respectively.

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

Research and Development Costs – Research and development costs are charged to expense as incurred. Research and development expenses include consulting expenses, preclinical studies, clinical trials, clinical trial materials, regulatory and clinical consultants, lab supplies, lab services, lab equipment maintenance, non-refundable license fees and small equipment purchased to support the research laboratory. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense until incurred.

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

Comprehensive Loss – Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For December 31, 2016, comprehensive loss is equal to the Company’s net loss of $18.7 million and an unrealized gain on marketable securities of $8,490. For December 31, 2015, comprehensive loss is equal to net loss of $12.1 million and an unrealized loss on marketable securities of $(8,361).

Net Loss Per Share –

Basic net loss per share available to common stockholders is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options, restricted stock units and common stock warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share available to common stockholders when their effect is dilutive.

Recent Accounting Pronouncements –

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15 (ASU 2016-15), Statement of Cash Flows. The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 may be adopted retrospectively or prospectively if it is impractical to apply the amendments retrospectively. The Company does not expect this standard to have a material impact on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instrument-Credit Losses (ASU 2016-13). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company does not expect this standard to have a material impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), to simplify the accounting for stock compensation. This update focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company does not expect this standard to have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (ASU 2016-02), Leases. ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company does not expect this standard to have a material impact on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments and is effective for fiscal years beginning after December 15, 2017. The Company does not expect this standard to have a material impact on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (ASU 2015-17). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in ASU 2015-17. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016. The Company does not expect this standard to have a material impact on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2016. The Company does not expect this standard to have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017. The Company does not expect this standard to have a material impact on its financial statements.

3.	NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share:

	Years ended December 31,
	2016	2015
Net loss – basic and diluted	$(18,699,450)	$(12,090,287)

Weighted-average number of common shares – basic and diluted	11,352,230	8,633,897

Net loss per share – basic and diluted	$(1.65)	$(1.40)

The following potentially dilutive securities outstanding, prior to use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Years ended December 31,
	2016	2015
Options to purchase common stock	1,498,585	1,077,330
Warrants to purchase common stock	1,384,608	1,384,608
Restricted stock units	27,096	—

Total of common stock equivalents	2,910,289	2,461,938

4.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At December 31, 2016, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash Equivalents	Current Marketable Securities
Cash	$394,849	$—	$—	$394,849	$394,849	$—
Money market funds	70,212	—	—	70,212	70,212	—

U.S. reverse repurchase agreements	11,550,000	—	—	11,550,000	11,550,000	—
U.S. government agency securities	12,897,455	1,396	(1,267)	12,897,584	—	12,897,584

Available for Sale(1)	24,447,455	1,396	(1,267)	24,447,584	11,550,000	12,897,584

Total Cash, cash equivalents and current marketable securities					$12,015,061	$12,897,584

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

Fair value of government securities and obligations and corporate debt securities were estimated using quoted broker prices and significant other observable inputs.

The contractual maturities of all available for sale securities are less than one year at December 31, 2016.

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

There were no liabilities measured at fair value at December 31, 2016 or 2015, respectively.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$70,212	$—	$—	$70,212
U.S. reverse repurchase agreements	—	11,550,000	—	11,550,000
U.S. government agency securities	—	12,897,584	—	12,897,584

Total assets at fair value	$70,212	$24,447,584	$—	$24,517,796

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$35,886	$—	$—	$35,886
U.S. reverse repurchase agreements	—	12,950,000	—	12,950,000
U.S. government agency securities	—	12,941,776	—	12,941,776

Total assets at fair value	$35,886	$25,891,776	$—	$25,927,662

Financial instruments including cash equivalents and accounts payable are carried in the financial statements at amounts that approximate their fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loans under its credit facility approximates market rates currently available to the Company. Marketable securities are carried at fair value.

6.	ACCRUED EXPENSES

Accrued expenses at December 31, 2016 and 2015 were:

	2016	2015
Accrued compensation	$983,449	$413,172
Accrued research and development	913,838	574,742
Accrued general & administrative	48,964	198,515

Accrued expenses	$1,946,251	$1,186,429

7.	CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its Credit Facility with Pacific Western, of which $1.4 million was outstanding as of December 31, 2016. The Company entered into the Credit Facility in April 2012 and it has been subsequently amended to make term loans in a principal amount of up to $5,000,000 available to the Company with proceeds to be used first to refinance outstanding loans from Pacific Western, second to fund expenses related to its clinical trials, and the remainder for general working capital purposes. The term loans are to be made available upon the following terms: (i) $2,000,000 was made available on November 10, 2014; and (ii) $3.0 million (the Tranche B Loan) which was made available to the Company in May 2016 following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. In November 2016, we amended our Credit Facility such that any term loan the Company draws is payable as interest-only prior to November 2017 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months.

The Credit Facility is collateralized by the Company’s assets, including its intellectual property. As of December 31, 2016, $1.4 million was outstanding under the Credit Facility. Future maturities of the existing term loans under the Credit Facility as of December 31, 2016 are as follows:

2017	$77,546
2018	465,278
2019	465,278
2020	387,731

Total	$1,395,833

In conjunction with obtaining the November 2013 amended credit facility, the Company issued a warrant exercisable for 9,692 shares of Series B Preferred Stock with an exercise price of $5.16 per share and a term of seven years (Note 12). The warrant was valued at $178,000 and, together with the fair value of the warrant issued in connection with the April 12, 2012 Credit Facility ($88,000), was recorded as a discount on the Credit Facility. These discounts are being amortized using the effective interest method through the current maturity date of the Credit Facility in November 2018. All amendments to the credit facility were determined to be modifications in accordance with ASC 470, Debt and did not result in extinguishment.

At December 31, 2016 and 2015, the Credit Facility is shown net of a remaining debt discount of $80,000 and $107,000, respectively.

8.	INCOME TAXES

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

As of December 31, 2016, the Company had Federal and State income tax net operating loss (“NOL”) carryforwards of approximately $42.8 million and $39.9 million, respectively, which will expire at various dates through 2036. As of December 31, 2016, the Company had Federal and State research and development tax credit carryforwards of approximately $1.2 million and $178,000, respectively, which will expire at various dates through 2036.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	12/31/2016	12/31/2015
Deferred Tax Assets
Federal & State NOL carryforward	$16,669,295	$10,115,458
Federal & State R&D credit carryforward	1,271,891	667,688
Intangibles – net	700,215	932,060
Accounts payable and accrued expenses	772,841	591,843
Stock options	2,399,666	2,152,854
Fixed assets – net	3,861	213

Gross deferred tax assets	21,817,769	14,460,116
Valuation Allowance – US	(21,786,477)	(14,418,095)

Net Deferred Tax Assets	31,292	42,021

Deferred Tax Liabilities
Note Discounts	(31,292)	(42,021)

Gross deferred tax liabilities	(31,292)	(42,021)

TOTAL	$—	$—

The change in valuation allowance of $7.4 million from December 31, 2015 to December 31, 2016 is driven by no tax benefit being recorded on the current year loss from operations.

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all of its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to 2016, Aldeyra underwent two ownership changes and it is possible that additional ownership changes have occurred since. However, the Company’s management believes that it has sufficient “Built-In-Gain” to offset the Section 382 of the Code limitation generated by such ownership changes. Any future ownership changes, including those resulting from the Company’s recent or future financing activities, may cause the Company’s existing tax attributes to have additional limitations.

All tax years are open for examination by the taxing authorities for both federal and state purposes.

A reconciliation of the federal statutory tax rate of 34% to the Company’s effective income tax rates are as follows:

	Years ended December 31,
	2016	2015
Statutory tax rate	34.00%	34.00%
State taxes, net of federal benefits	5.24%	5.22%
Federal research and development credits	2.84%	1.92%
Change in valuation allowance	(39.42)%	(40.10)%
Stock-based compensation	(2.63)%	0.00%
Other	(0.03)%	(1.04)%

Effective tax rate	0.00%	0.00%

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

The Company has three incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of December 31, 2016, options to purchase 23,954 shares of common stock at a weighted average exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Initial Public Offering. However, grants made under the 2010 Plan are still governed by that plan. As of December 31, 2016, options to purchase 489,846 shares of common stock at a weighted average exercise price of $1.58 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the Registration Statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. As of December 31, 2015, the number of shares of common stock authorized for issuance in connection with the 2013 Plan was 847,614. On January 1 of each year the aggregate number of common shares that may be issued under the Plan shall automatically increase. As of January 1, 2016, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 333,333 shares. In June 2016, the 2013 Plan was amended to provide an increase of 700,000 shares of common stock authorized for issuance increasing the number of shares of common stock available for issuance under the 2013 Plan to 1,880,950 shares and that the annual increase would equal a number of shares equal to the least of (a) 7% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 1,000,000 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of December 31, 2016, options to purchase 984,786 shares of common stock at a weighted average exercise price of $6.18 per share and restricted stock units of 27,096 remained outstanding under the 2013 Plan. As of December 31, 2016, there were 869,068 shares of common stock available for grant under the 2013 Plan. As of January 1, 2017, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 880,343 shares, increasing the number of shares of common stock available for issuance under the 2013 Plan to 2,761,293.

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

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows:

	Year ended December 31,
	2016	2015
Research and development expenses	$1,167,142	$841,289
General and administrative expenses	1,592,611	1,345,813

Total stock-based compensation expense	$2,759,753	$2,187,102

The following table summarizes option activity under the incentive plans for the years ended December 31, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2015	1,077,330	$3.98
Granted	759,314	5.43
Cancelled	(63,096)	4.85
Forfeited	(171,159)	6.30
Exercised	(103,804)	0.88		463,604

Outstanding at December 31, 2016	1,498,585	$4.63	7.86	$2,185,696

Exercisable at December 31, 2016	802,532	$2.34	7.10	$1,874,659

(a)	The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing market value of our common stock on December 31, 2016 of $5.35 and the price of the underlying options.

The Company records stock-based compensation related to stock options granted at fair value. During the years ended December 31, 2016 and 2015, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average fair value of options granted was $ 5.43 and $7.78 for the years ended December 31, 2016 and 2015, respectively. The assumptions used in determining fair value of the employee stock options for the years ended December 2016 and 2015, are as follows:

	December 31, 2016	December 31, 2015
Expected dividend yield	0%	0%
Anticipated volatility	88.57%	88.57%
Estimated stock price	$3.94 - $7.48	$7.19 - $8.37
Exercise price	$3.94 - $7.48	$7.19 - $8.37
Expected life (years)	5.50 - 6.25	5.50 - 6.25
Risk free interest rate	0.59% - 2.20%	0.27% - 1.91%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of a group of similar companies. The Company has also computed the historical volatility of the Company’s historical information regarding the volatility of its stock price and has determined that a volatility estimate of 89% is reasonable. The Company has estimated the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option for service-based awards since the Company doesn’t have sufficient historical or implied data of its own. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon United States Treasury securities.

At December 31, 2016, there is approximately $3.2 million of unrecognized compensation cost relating to stock options outstanding, which the Company expects to recognize over a weighted average period 2.11 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. During the year ended December 31, 2016, the Company granted a restricted stock unit award for 27,096 underlying shares of common stock with a weighted-average grant date fair value of $6.33 per share. As of December 31, 2016, the outstanding restricted stock units had unamortized stock-based compensation of $134,281 with a weighted-average remaining recognition period of 3.33 years and no aggregate intrinsic value.

Employee Stock Purchase Plan

In March 2016, the Company’s Board of Directors approved the 2016 Employee Stock Purchase Plan (2016 ESPP), which became effective in June 2016 following the approval of the Company’s stockholders. The 2016 ESPP authorizes the initial issuance of up to a total of 97,500 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2016 ESPP automatically increases on the first business day of each fiscal year, commencing in 2017, by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2016 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. As of December 31, 2016, there was no activity under the 2016 ESPP. On January 1, 2017, the number of shares available for issuance under the 2016 ESPP was automatically increased by 125,763 shares, increasing the number of shares of common stock available for issuance under the 2016 ESPP to 223,263.

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

All of the warrants above were outstanding at December 31, 2016.

11. COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications – As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through December 31, 2016, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Other Contractual Arrangements – During the year ended December 31, 2014, the Company entered into a lease agreement for a certain commercial office space. The thirty-seven month lease which began in September 2014 provides the Company with approximately 3,700 square feet of space in Lexington, Massachusetts. Base annual rent is initially set at $5,604 per month. Total base rent payable over the lease period is approximately $205,000. In March 2016, the Company entered into a sublease for approximately 3,188 additional square feet of office space to expand its headquarters in Lexington, Massachusetts. The sublease expires in September 2017. The sublease provides for the payment of annual base rent in the amount of $67,000 payable in monthly installments and the requirement to pay certain operating expenses, taxes and other fees in accordance with the terms of the master lease.

The Company’s gross future minimum payments under all non-cancelable operating leases as of December 31, 2016, are $107,195 for the year ending December 31, 2017.

12.	SUBSEQUENT EVENT

In February 2017, the Company closed an underwritten public offering in which it sold, 2,555,555 shares of its common stock, including 333,333 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $10.5 million, after deducting the underwriting discounts and commissions and the other estimated offering expenses payable by Aldeyra.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference)

4.1	Specimen stock certificate evidencing the shares of common stock (filed as Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

4.2	Investor Rights Agreement dated as of December 20, 2012 (filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

4.3	Form of Representative’s Warrant Agreement (filed as Exhibit 4.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

4.4	Form of Warrant to Purchase Common Stock of Aldeyra Therapeutics, Inc. (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K as filed on January 15, 2015, and incorporated herein by reference)

4.5	Form of Warrant to Purchase Common Stock of Aldeyra Therapeutics, Inc. (filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K as filed on January 22, 2015, and incorporated herein by reference)

10.1	Form of Indemnity Agreement for Directors and Officers (filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.2†	Offer Letter, effective as of August 1, 2013, between the Registrant and Todd C. Brady, M.D., Ph.D. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.4†	Offer Letter, effective November 29, 2013 between the Registrant and Todd C. Brady, M.D., Ph.D. (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.4(a)†	Offer Letter Amendment, effective February 19, 2014 between the Registrant and Todd C. Brady, M.D., Ph.D. (filed as Exhibit 10.4(a) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.6†	2004 Employee, Director and Consultant Stock Plan, as amended, and form of option agreement thereunder (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.7†	2010 Employee, Director and Consultant Equity Incentive Plan, as amended, and form of option agreement thereunder (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.8†	2013 Equity Incentive Plan and form of option agreement thereunder (filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

Exhibit Number	Exhibit Title
10.8.(a)†	Form Notice of Stock Option Grant under the 2013 Equity Incentive Plan (filed as Exhibit 10.8(a) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.8(b)†	Form Notice of Stock Unit Award under the 2013 Equity Incentive Plan (filed as Exhibit 10.8(b) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.9	Loan and Security Agreement, dated as of April 12, 2012, between Square 1 Bank and the Registrant (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.10	Amendment No. 1 to Loan and Security Agreement, date as of November 20, 2013 between Square 1 Bank and the Registrant (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.11	Amendment No. 1 to Loan and Security Agreement, date as of November 20, 2013 between Square 1 Bank and the Registrant (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 7, 2014, and incorporated herein by reference)

10.12	Offer Letter dated June 13, 2014 between the Registrant and Stephen Tulipano (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (as filed on August 7, 2014, and incorporated herein by reference))

10.13	Sublease dated August 18, 2014 between the Registrant and MacLean Power L.L.C. (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (as filed on November 12, 2014, and incorporated herein by reference))

10.14	Second Amendment to Loan and Security Agreement, dated as of November 7, 2014, between Square 1 Bank and the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on November 7, 2014, and incorporated herein by reference)

10.15	Form of Purchase Agreement dated January 12, 2015 (filed as Exhibit 10.42 to the Registrant’s Current Report on Form 8-K as filed on January 13, 2015, and incorporated herein by reference)

10.16	Form of Registration Rights Agreement, dated as of January 14, 2015 (filed as Exhibit 10.43 to the Registrant’s Current Report on Form 8-K as filed on January 15, 2015, and incorporated herein by reference)

10.17	Form of Purchase Agreement dated January 20, 2015 (filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K as filed on January 20, 2015, and incorporated herein by reference)

10.18	Form of Registration Rights Agreement, dated as of January 21, 2015 (filed as Exhibit 10.45 to the Registrant’s Current Report on Form 8-K as filed on January 22, 2015, and incorporated herein by reference)

10.19	Third Amendment to Loan and Security Agreement, dated as of March 18, 2015, between Pacific Western Bank and the Registrant. (filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (as filed on May 14, 2015, and incorporated herein by reference))

10.20	Fourth Amendment to Loan and Security Agreement, dated as of November 9, 2015, between Pacific Western Bank and the Registrant. (filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (as filed on November 13, 2015, and incorporated herein by reference))

Exhibit Number	Exhibit Title
10.21*	Fifth Amendment to Loan and Security Agreement, dated as of December 1, 2016, between Pacific Western Bank and the Registrant

10.22†	Offer Letter between the Registrant and David J. Clark, M.D. dated December 15, 2015 (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (as filed on March 30, 2016, and incorporated herein by reference))

10.23	Sublease dated as of March 7, 2016 between Planck, LLC and the Registrant and Master Lease dated June 3, 2014 between WLC Three VI, L.L.C. and Plank, LLC (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (as filed on March 30, 2016, and incorporated herein by reference))

10.24†	Aldeyra Management Cash Incentive Plan (filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K as filed on March 18, 2016, and incorporated herein by reference)

10.25†*	Aldeyra Therapeutics, Inc. Change in Control Plan

23.1*	Consent of BDO USA, LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Compensation Arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this document.
*	Filed herewith.