Form 10-Q
period 2017-03-31
Aldeyra Therapeutics, Inc.
filed 2017-05-15
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2017, there were 15,131,880 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2017

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$19,302,850	$12,015,061
Marketable securities	11,909,800	12,897,584
Prepaid expenses and other current assets	260,683	218,682

Total current assets	31,473,333	25,131,327
Fixed assets, net	58,284	56,352

Total assets	$31,531,617	$25,187,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$694,922	$275,441
Accrued expenses	1,520,322	1,946,251
Current portion of credit facility	193,866	77,546

Total current liabilities	2,409,110	2,299,238

Credit facility, net of current portion and debt discount	1,127,500	1,238,624

Total liabilities	3,536,610	3,537,862

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 15,131,880 and 12,576,325 shares issued and outstanding, respectively	15,132	12,576
Additional paid-in capital	110,377,077	98,938,446
Accumulated other comprehensive income (loss)	(4,747)	129
Accumulated deficit	(82,392,455)	(77,301,334)

Total stockholders’ equity	27,995,007	21,649,817

Total liabilities and stockholders’ equity	$31,531,617	$25,187,679

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended March 31,
	2017	2016
Operating expenses:
Research and development	$3,369,023	$3,511,477
General and administrative	1,726,878	1,455,559

Loss from operations	(5,095,901)	(4,967,036)

Other income (expense):
Interest income	31,617	24,719
Interest expense	(26,837)	(25,035)

Total other income (expense), net	4,780	(316)

Net loss	$(5,091,121)	$(4,967,352)

Net loss per share - basic and diluted	$(0.37)	$(0.51)

Weighted average common shares outstanding - basic and diluted	13,797,312	9,712,521

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months ended March 31,
	2017	2016
Net loss	$(5,091,121)	$(4,967,352)
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities	(4,876)	10,160

Total other comprehensive income/(loss)	$(4,876)	$10,160

Comprehensive loss	$(5,095,997)	$(4,957,192)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,091,121)	$(4,967,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	858,096	609,108
Amortization of debt discount – non-cash interest expense	5,196	6,978
Net amortization of premium on debt securities available for sale	79,775	74,656
Depreciation	9,660	8,102
Change in assets and liabilities:

Prepaid expenses and other current assets	(42,001)	214,043
Accounts payable	419,481	(273,143)
Accrued expenses	(425,929)	(153,750)

Net cash used in operating activities	(4,186,843)	(4,481,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(11,592)	(9,234)
Purchases of marketable securities	(3,151,867)	—
Sales of marketable securities	4,055,000	—

Net cash provided by/(used in) investing activities	891,541	(9,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,583,091	—
Deferred offering costs paid in cash	—	(9,750)

Net cash provided by/(used in) financing activities	10,583,091	(9,750)

NET (DECREASE)/INCREASE IN CASH	7,287,789	(4,500,342)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,015,061	14,648,866

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,302,850	$10,148,524

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

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

The accompanying interim unaudited condensed financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 30, 2017. The financial information as of March 31, 2017, the three months ended March 31, 2017 and 2016 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2016 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

On February 17, 2017, the Company closed an underwritten public offering in which it sold, an aggregate of approximately 2,555,555 shares of common stock, including 333,333 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $10.6 million, after deducting the underwriting discounts and commissions and the other offering expenses payable by Aldeyra.

The Company’s management believes that its currently available resources, including amounts potentially available under its credit facility (Note 7), will provide sufficient funds to enable the Company to meet its expected obligations into approximately the third quarter of 2018 based on the Company’s current business plan. However, these amounts will not be sufficient for the Company to commercialize its product candidates or conduct any substantial, additional development requirements requested by the U.S. Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

Curtailment of operations would cause significant delays in the Company’s efforts to introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09 Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), to simplify the accounting for stock compensation. This update focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. The Company adopted ASU 2016-09 in the quarter ended March 31, 2017, and it did not have a material impact on the Company’s financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (ASU 2015-17). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in ASU 2015-17. The Company adopted ASU 2015-17 in the quarter ended March 31, 2017, and it did not have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU 2015-03 in the quarter ended March 31, 2017, and it did not have a material impact on the Company’s financial statements.

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

As of March 31, 2017 and 2016, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months ended March 31,
	2017	2016
Options to purchase common stock	2,238,121	1,647,009
Warrants to purchase common stock	1,384,608	1,384,608
Restricted stock units	163,902	—

Total of common stock equivalents	3,786,631	3,031,617

4.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At March 31, 2017, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash Equivalents	Current Marketable Securities
Cash	$8,706,894	$—	$—	$8,706,894	$8,706,894	$—
Money market funds	595,956	—	—	595,956	595,956	—

Reverse repurchase agreements	10,000,000	—	—	10,000,000	10,000,000	—
U.S. government agency securities	11,914,547	—	(4,747)	11,909,800	—	11,909,800

Available for Sale(1)	21,914,547	—	(4,747)	21,909,800	10,000,000	11,909,800

Total Cash, cash equivalents and current marketable securities					$19,302,850	$11,909,800

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

Fair value of government securities and obligations and corporate debt securities were estimated using quoted broker prices and significant other observable inputs.

The contractual maturities of all available for sale securities were less than one year at March 31, 2017.

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

There were no liabilities measured at fair value at March 31, 2017 or December 31, 2016. The following table presents information about the Company’s assets measured at fair value at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$595,956	$—	$—	$595,956
Reverse repurchase agreements	—	10,000,000	—	10,000,000
U.S. government agency securities	—	11,909,800	—	11,909,800

Total assets at fair value	$595,956	$21,909,800	$—	$22,505,756

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$70,212	$—	$—	$70,212
Reverse repurchase agreements	—	11,550,000	—	11,550,000
U.S. government agency securities	—	12,897,584	—	12,897,584

Total assets at fair value	$70,212	$24,447,584	$—	$24,517,796

6.	ACCRUED EXPENSES

Accrued expenses at March 31, 2017 and December 31, 2016 were:

	March 31,	December 31,
	2017	2016
Accrued compensation	$377,873	$983,449
Accrued research and development	964,088	913,838
Accrued general & administrative	178,361	48,964

Accrued expenses	$1,520,322	$1,946,251

7.	CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Pacific Western (Credit Facility), of which $1.4 million was outstanding as of March 31, 2017. The Company entered into the Credit Facility in April 2012 and it has been subsequently amended to make term loans in a principal amount of up to $5.0 million available to the Company with proceeds to be used first to refinance outstanding loans from Pacific Western, second to fund expenses related to its clinical trials, and the remainder for general working capital purposes. The term loans are to be made available upon the following terms: (i) $2.0 million was made available on November 10, 2014; and (ii) $3.0 million (the Tranche B Loan) which was made available to the Company in May 2016 following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. In November 2016, we amended our Credit Facility such that any term loan the Company draws is payable as interest-only prior to November 2017 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months.

The Credit Facility is collateralized by substantially all of the Company’s assets, including its intellectual property.

In conjunction with obtaining and amending the Credit Facility, the Company issued warrants to the bank with an aggregate fair value of $266,000, which were recorded as a debt discount. These discounts are being amortized using the effective interest method through the current maturity date of the Credit Facility in November 2018. All amendments to the credit facility were determined to be modifications in accordance with ASC 470, Debt and did not result in extinguishment.

At March 31, 2017 and December 31, 2016, the Credit Facility is shown net of a remaining debt discount of $74,500 and $80,000, respectively.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all of its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to 2016, Aldeyra has undergone two ownership changes and it is possible that additional ownership changes have occurred since. However, the Company’s management believes that it had sufficient “Built-In-Gain” to offset the Section 382 of the Code limitation generated by such ownership changes. Any future ownership changes, including those resulting from Aldeyra’s recent or future financing activities, may cause the Company’s existing tax attributes to have additional limitations.

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

The Company has three incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of March 31, 2017, options to purchase 23,954 shares of common stock at a weighted average exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated in May 2014 upon the initial public offering (Initial Public Offering). However, grants made under the 2010 Plan are still governed by that plan. As of March 31, 2017, options to purchase 489,846 shares of common stock at a weighted average exercise price of $1.58 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the Registration Statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. As of March 31, 2017, the number of shares of common stock authorized for issuance in connection with the 2013 Plan was 2,761,293. On January 1 of each year the aggregate number of common shares that may be issued under the 2013 Plan shall automatically increase by such a number of shares equal to the least of (a) 7% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 1,000,000 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of March 31, 2017, options to purchase 1,724,321 shares of common stock at a weighted average exercise price of $5.73 per share and restricted stock units of 163,902 remained outstanding under the 2013 Plan. As of March 31, 2017, there were 873,069 shares of common stock available for grant under the 2013 Plan.

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

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows:

	Three Months ended March 31,
	2017	2016
Research and development expenses	$262,964	$234,922
General and administrative expenses	595,132	374,186

Total stock-based compensation expense	$858,096	$609,108

Stock Options

The table below summarizes activity relating to stock options for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2016	1,498,585	$4.63	7.86	$2,185,696
Granted	739,536	5.12
Cancelled	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at March 31, 2017	2,238,121	$4.79	7.62	$1,857,888

Exercisable at March 31, 2017	933,337	$1.86	6.37	$1,736,438

(a)	The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing market value of the Company’s common stock on March 31, 2017 of $5.00 and the price of the underlying options.

As of March 31, 2017, unamortized stock-based compensation for all awards was $4,933,455 and will be recognized over a weighted average period of 3.09 years.

Restricted Stock Units

Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. During the three months ended March 31, 2017, the Company granted a restricted stock unit award for 136,806 underlying shares of common stock with a weighted-average grant date fair value of $5.10 per share. As of March 31, 2017, there were 163,902 outstanding and unvested shares of restricted stock units which had had unamortized stock-based compensation of $808,237 with a weighted-average remaining recognition period of 3.79 years and no aggregate intrinsic value.

Employee Stock Purchase Plan

In March 2016, the Company’s Board of Directors approved the 2016 Employee Stock Purchase Plan (2016 ESPP), which became effective in June 2016 following the approval of the Company’s stockholders. As of March 31, 2017, the 2016 ESPP authorized issuance of up to a total of 223,263 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2016 ESPP automatically increases on the first business day of each fiscal year by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2016 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. As of March 31, 2017, there was no activity under the 2016 ESPP.

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

All of the warrants above were outstanding at March 31, 2017.

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

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our unaudited financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 30, 2017 (Annual Report), which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in our Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled Phase 2a clinical trial of ADX-102 ophthalmic solution in patients with allergic conjunctivitis demonstrated statistically and clinically significant activity of ADX-102 over vehicle in reducing ocular itching and tearing. In May 2016, we announced that the results of our randomized, parallel-group, investigator-masked, active-controlled Phase 2 clinical trial of ADX-102 ophthalmic solution in patients with noninfectious anterior uveitis demonstrated that ADX-102 reduced inflammatory cell count in the anterior chamber of the eye to a degree similar to that of standard-of-care corticosteroid therapy (which may lead to cataracts and glaucoma in some patients), but without the intraocular pressure elevations that were observed in subjects treated with corticosteroids. In August 2016, we announced that the results of a randomized, parallel-group, double-blind, vehicle-controlled clinical trial of a dermatologic formulation of ADX-102 for the treatment of the skin manifestations of SLS demonstrated clinically relevant activity of ADX-102 in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS, that was statistically superior to the results found in vehicle-treated patients. In all clinical trials to date, ADX-102 was well tolerated, and no serious adverse events have been reported.

In February 2017, we announced the enrollment of the first patient in a Phase 2b clinical trial of topical ocular ADX-102 for the treatment of allergic conjunctivitis, and in April 2017, we announced the completion of dosing in the trial. In April 2017, we commenced a Phase 3 clinical trial of topical ocular ADX-102 for the treatment of noninfectious anterior uveitis. We expect to begin a planned Phase 3 clinical trial of topical dermatologic ADX-102 for the treatment of the skin manifestations of SLS in the second half of 2017. We expect to begin a planned Phase 2a clinical trial of topical ocular ADX-102 for the treatment of Dry Eye Syndrome in the second quarter of 2017, and contingent on preclinical results, regulatory feedback, and other factors, we may also subsequently initiate a planned Phase 2a clinical trial of ADX-103 in Dry Eye Syndrome. In 2018, we expect to begin planned Phase 1 and Phase 2a clinical trials of an orally administered aldehyde trap in SLS and SSADH. All of our development timelines could be subject to adjustment depending on recruitment rate, regulatory agency review, preclinical and clinical results and other factors that could delay the initiation or completion of clinical trials.

In April 2017, we announced that the United States Food and Drug Administration (FDA) granted ADX-102 orphan drug designation for the treatment of congenital ichthyosis. The FDA Office of Orphan Products Development designates orphan status to drugs intended to treat, diagnose, or prevent rare diseases that affect fewer than 200,000 people in the United States. Receiving Orphan Drug Designation provides Aldeyra with multiple benefits, including waiver of the Prescription Drug User Fee, post-approval marketing exclusivity for seven years, research tax credits, and assistance during the marketing registration process.

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

In June 2016, we closed an underwritten public offering in which we sold an aggregate of 2,760,000 shares of common stock, including 360,000 shares sold in connection with the exercise in full by the underwriter of its option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $12.6 million after deducting the underwriting discounts, commissions, and other offering expenses payable by us. In February 2017, we closed an underwritten public offering in which we sold 2,555,555 shares of our common stock, including 333,333 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $10.6 million after deducting underwriting discounts, commissions, and other estimated offering expenses payable by Aldeyra.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of ADX-102 and other aldehyde traps, and we may in-license, acquire, or invest in complementary businesses or products. In addition, contingent on capital resources, we may augment, diminish or otherwise modify the clinical development plan described herein.

Research and development expenses

We expense all of our research and development expenses as they are incurred. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense until incurred. Research and development expenses primarily include:

•	non-clinical development, preclinical research, and clinical trial and regulatory-related costs;

•	expenses incurred under agreements with sites and consultants that conduct our clinical trials;

•	expenses related to generating, filing, and maintaining intellectual property; and

•	employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense.

Substantially all of our research and development expenses to date have been incurred in connection with ADX-102. We expect our research and development expenses to increase for the foreseeable future as we advance ADX-102 and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of ADX-102 and our other product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•	per patient trial costs;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of patients that participate in the trials;

•	the cost to manufacture drug and the number of doses that patients receive;

•	the cost of vehicle or active comparative agents used in trials;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up; and

•	the efficacy and safety profile of the product candidate.

We do not expect ADX-102 and our other product candidates to be commercially available, if at all, for the next several years.

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses, benefits, and stock-based compensation for our full-time employees during the three months ended March 31, 2017 and 2016. Other general and administrative expenses include professional fees for auditing, tax, and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For March 31, 2017, comprehensive loss is equal to our net loss of $5.1 million and an unrealized loss on marketable securities of $4,876. For March 31, 2016, comprehensive loss is equal to our net loss of $5.0 million and an unrealized gain on marketable securities of $10,160.

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

There have been no significant changes in our critical accounting policies including estimates, assumptions, and judgments as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including the progress of our research and development efforts, the timing and outcome of clinical trials, and regulatory requirements. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Research and development expenses. Research and development expenses were $3.4 million for the three months ended March 31, 2017, compared to $3.5 million for the three months ended March 31, 2016. The decrease of $0.1 million is primarily related to the decreases in our external research and development expenditures, including manufacturing and pre-clinical activities.

General and administrative expenses. General and administrative expenses were $1.7 million for the three months ended March 31, 2017, compared to $1.5 million for the three months ended March 31, 2016. The increase of $0.2 million is primarily related to an increase in personnel costs, including stock-based compensation, and legal costs.

Other income (expense). Total other income (expense), net was $4,780 and $(316) for the three months ended March 31, 2017 and 2016, respectively. For the three months ending March 31, 2017, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our credit facility. For the three months ending March 31, 2016, other income (expense) consisted of interest expense related to our credit facility, which was partially offset by interest income.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our Credit Facility discussed below. Since inception, we have incurred operating losses and negative cash flows from operating activities, and have devoted substantially all of our efforts towards research and development. At March 31, 2017, we had total stockholders’ equity of approximately $28.0 million, and cash, cash equivalents, and marketable securities of $31.2 million. During the three months ended March 31, 2017, we had a net loss of approximately $5.1 million. We expect to generate operating losses for the foreseeable future.

Our long-term debt obligation consists of amounts we are obligated to repay under our Credit Facility with Pacific Western, of which $1.4 million was outstanding as of March 31, 2017. In April 2012, we entered into the Credit Facility which was subsequently amended to include term loans in a principal amount of up to $5.0 million. Proceeds were used to refinance outstanding loans from Pacific Western, to fund expenses related to our clinical trials, and for general working capital purposes. The term loans were made available upon the following terms: (i) $2.0 million was made available in November 2014; and (ii) $3.0 million (the Tranche B Loan) which was made available to us in May 2016 following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. In November 2016, we amended our Credit Facility such that any term loan we draw is payable as interest-only prior to November 2017 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months.

At March 31, 2017 and December 31, 2016, the Credit Facility is shown net of a remaining debt discount of $74,500 and $80,000, respectively.

In June 2016, we closed an underwritten public offering in which we sold an aggregate of 2,760,000 shares of common stock, including 360,000 shares sold in connection with the exercise in full by the underwriter of its option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $12.6 million after deducting underwriting discounts, commissions and other offering expenses payable by us. In February 2017, we closed an underwritten public offering in which we sold, 2,555,555 shares of our common stock, including 333,333 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $10.6 million after deducting underwriting discounts, commissions and other estimated offering expenses payable by Aldeyra.

We believe that our cash, cash equivalents, and marketable securities as of March 31, 2017, together with the amounts available under the Credit Facility, will be adequate to fund operations into approximately the third quarter of 2018 based on our current business plan. However, these amounts will not be sufficient for us to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of ADX-102 and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the progress, costs, results of, and timing of our clinical development program for ADX-102 and our other product candidates, including our current and planned clinical trials;

•	the need for, and the progress, costs, and results of any additional clinical trials of ADX-102, including oral formulations, we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of ADX-102 and our other product candidates;

•	the outcome, costs, and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;

•	the timing and costs associated with manufacturing ADX-102 and our other product candidates for clinical trials and other studies and, if approved, for commercial sale;

•	our need and ability to hire additional management, development and scientific personnel;

•	the cost to maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecuting, defending, and enforcing of any patents or other intellectual property rights;

•	the timing and costs associated with establishing sales and marketing capabilities;

•	market acceptance of ADX-102 and our other product candidates;

•	the costs of acquiring, licensing, or investing in additional businesses, products, product candidates and technologies; and

•	our need to remediate any material weaknesses and implement additional internal systems and infrastructure, including financial and reporting systems.

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

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

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months ended March 31,
	2017	2016
Net cash used in operating activities	$(4,186,843)	$(4,481,358)
Net cash provided by/(used in) investing activities	891,541	(9,234)
Net cash provided by/(used in) financing activities	10,583,091	(9,750)

Net increase (decrease) in cash and cash equivalents	$7,287,788	$(4,500,342)

Operating Activities. Net cash used in operating activities was $4.2 million for the three months ended March 31, 2017, compared to net cash used in operating activities of $4.5 million for the same period in 2016. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for the three months ended March 31, 2017 as compared to 2016 was due to a decrease in research and development expenses.

Investing Activities. Net cash provided by investing activities was $0.9 million for the three months ended March 31, 2017, and $9,234 used in investing activities for the three months ended March 31, 2016. The primary use of cash for investing activities was for the purchase of marketable securities, and for the purchase of computers and related equipment.

Financing Activities. Net cash provided by financing activities was $10.6 million for the three months ended March 31, 2017, compared to net cash used in financing activities of $9,750 for the three months ended March 31, 2016. The net cash provided by financing activities for the three months ended March 31, 2017 was related to our February 2017 offering.

Off-Balance Sheet Arrangements

Through March 31, 2017, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

Other than as set forth below, there have been no material changes since December 31, 2016 to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, other than payments made or received in the ordinary course of business.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2017. Based on our management’s evaluation (with the participation of our Chief Executive Officer and President and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business is subject to numerous risks. You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 30, 2017, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, prospects, financial condition and operating results.

Risks Related to our Business

We have incurred significant operating losses since inception, and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for ADX-102 and our other product candidates. Net loss for the three months ended March 31, 2017 and 2016 was approximately $5.1 million and $5.0 million, respectively. As of March 31, 2017, we had total stockholders’ equity of $28.0 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if ADX-102 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

ADX-102, our other product candidates and the activities associated with development and potential commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other jurisdictions.

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

The FDA designates orphan status to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan status drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and can be marketed without generic competition for seven years. In April 2017, we announced that the FDA granted ADX-102 orphan drug designation for the treatment of congenital ichthyosis, a severe skin disease characteristic of SLS. We believe that ADX-102 and our other product candidates may qualify as an orphan drug for noninfectious anterior uveitis, and possibly other diseases that we may test. However, we cannot guarantee that we will be able to receive orphan drug status for indications other than treatment of ichthyosis or Breakthrough Therapy Designation from the FDA for ADX-102. If we are unable to secure orphan drug status for ADX-102 or our other product candidates, our regulatory and commercial prospects may be negatively impacted.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of ADX-102 and our other product candidates.

As of March 31, 2017, we had only eleven full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

Because, as of March 31, 2017, we only had eleven full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of ADX-102 and our other product candidates, as well as function as a public company. As we seek to advance ADX-102 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Pacific Western Bank. In the case of a continuing event of default under the loan, Pacific Western Bank, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Although as of March 31, 2017, we had sufficient cash and cash equivalents to repay all obligations owed to Pacific Western Bank if the debt was accelerated, in the event we do not or are not able to repay the obligations at the time a default occurred, Pacific Western Bank may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Pacific Western Bank under the loan, which includes our intellectual property.

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

We are a party to technology licenses and we may enter into additional licenses in the future. Such licenses do, and may in the future, impose various commercial, contingent payment, royalty, insurance, indemnification, and or other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we could lose valuable rights under our collaboration agreements and our ability to develop product candidates could be impaired. Additionally, should such a license agreement be terminated for any reason, there may be a limited number of licensors who would be suitable replacements and it may take a significant amount of time to transition to a replacement licensor.

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

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings, including debt financings. The global economic downturn and market instability has made the business climate more volatile and more costly. Uncertain economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders or be excessively dilutive. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

We have a $5.0 million Credit Facility with Pacific Western that is secured by a lien covering all of our assets as of March 31, 2017. As of March 31, 2017 and December 31, 2016, the outstanding principal balance under the Credit Facility was approximately $1.4 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of transactions involving our common stock.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Prior to 2016, Aldeyra has undergone two ownership changes and it is possible that additional ownership changes have occurred since. However, our management believes that we had sufficient “Built-In-Gain” to offset the Section 382 of the Code limitation generated by such ownership changes. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations.

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

As of March 31, 2017, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 63.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Proxy contests have been waged against many companies in the biopharmaceutical industry, over the last few years. We may be particularly vulnerable to these actions due to the highly concentrated ownership of our common stock. If faced with a proxy contest or other type of shareholder activism, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest or shareholder dispute involving us or our partners because:

•	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees;

•	perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to a board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

These actions could cause our stock price to experience periods of volatility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016; (iii) Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (iv) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

May 15, 2017	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

May 15, 2017	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ALDEYRA THERAPEUTICS, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016; (iii) Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (iv) Notes to Financial Statements.

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