Form 10-Q
period 2017-06-30
Aldeyra Therapeutics, Inc.
filed 2017-08-07
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 7, 2017, there were 15,150,176 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2017

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$14,609,742	$12,015,061
Marketable securities	11,210,796	12,897,584
Prepaid expenses and other current assets	521,483	218,682

Total current assets	26,342,021	25,131,327
Deferred offering costs	77,942	—
Fixed assets, net	47,981	56,352

Total assets	$26,467,944	$25,187,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$762,681	$275,441
Accrued expenses	1,038,905	1,946,251
Current portion of credit facility	310,185	77,546

Total current liabilities	2,111,771	2,299,238

Credit facility, net of current portion and debt discount	1,016,377	1,238,624

Total liabilities	3,128,148	3,537,862

Commitment and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 15,150,176 and 12,576,325 shares issued and outstanding, respectively	15,150	12,576
Additional paid-in capital	111,030,501	98,938,446
Accumulated other comprehensive income (loss)	(4,640)	129
Accumulated deficit	(87,701,215)	(77,301,334)

Total stockholders’ equity	23,339,796	21,649,817

Total liabilities and stockholders’ equity	$26,467,944	$25,187,679

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$3,848,889	$2,834,523	$7,217,912	$6,346,037
General and administrative	1,481,792	1,462,227	3,208,670	2,917,750

Loss from operations	(5,330,681)	(4,296,750)	(10,426,582)	(9,263,787)

Other income (expense):
Interest income	48,384	21,951	80,002	46,671
Interest expense	(26,463)	(27,817)	(53,301)	(52,853)

Total other income (expense), net	21,921	(5,866)	26,701	(6,182)

Net loss	$(5,308,760)	$(4,302,616)	$(10,399,881)	$(9,269,969)

Net loss per share - basic and diluted	$(0.35)	$(0.41)	$(0.72)	$(0.91)

Weighted average common shares outstanding - basic and diluted	15,136,399	10,622,411	14,470,555	10,167,466

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Net loss	$(5,308,760)	$(4,302,616)	$(10,399,881)	$(9,269,969)
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities	107	2,904	(4,769)	13,064

Total other comprehensive income/(loss)	$107	$2,904	$(4,769)	$13,064

Comprehensive loss	$(5,308,653)	$(4,299,712)	$(10,404,650)	$(9,256,905)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,399,881)	$(9,269,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,463,330	1,282,687
Amortization of debt discount – non-cash interest expense	10,392	13,954
Net amortization of premium on debt securities available for sale	130,362	113,961
Depreciation	19,963	17,117
Change in assets and liabilities:

Prepaid expenses and other current assets	(302,801)	237,465
Accounts payable	487,240	(27,859)
Accrued expenses	(907,346)	(101,838)

Net cash used in operating activities	(9,498,741)	(7,734,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(11,592)	(11,810)
Purchases of marketable securities	(9,270,343)	(9,720,033)
Sales of marketable securities	10,822,000	7,620,000

Net cash provided by/(used in) investing activities	1,540,065	(2,111,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering	10,585,744	12,768,745
Proceeds from issuance of common stock in Employee Stock Purchase Plan	45,555	—
Deferred offering costs paid in cash	(77,942)	36,236

Net cash provided by financing activities	10,553,357	12,804,981

NET INCREASE IN CASH	2,594,681	2,958,656
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,015,061	14,648,866

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,609,742	$17,607,522

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$41,642	$39,103

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Offering costs of public and private offerings not yet paid	$—	$155,122

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

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

The accompanying interim unaudited condensed financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 30, 2017. The financial information as of June 30, 2017, the three and six months ended June 30, 2017 and 2016 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2016 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

In June 2017, the Company entered into a Controlled Equity Offering SM sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor may sell such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, with the Company setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cantor will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. No shares have been sold under the Sales Agreement as of June 30, 2017.

The Company’s management believes that its currently available resources, including amounts potentially available under its credit facility (Note 7), will provide sufficient funds to enable the Company to meet its expected obligations into approximately the third quarter of 2018 based on the Company’s current business plan. However, these amounts will not be sufficient for the Company to develop and commercialize its product candidates or conduct any substantial, additional development requirements requested by the U.S. Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

3.	NET LOSS PER SHARE

For the three and six months ended June 30, 2017 and 2016, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Options to purchase common stock	2,345,641	1,654,482	2,345,641	1,654,482
Warrants to purchase common stock	1,384,608	1,384,608	1,384,608	1,384,608
Restricted stock units	157,128	27,096	157,128	27,096

Total of common stock equivalents	3,887,377	3,066,186	3,887,377	3,066,186

4.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At June 30, 2017, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash Equivalents	Current Marketable Securities
Cash	$1,201,683	$—	$—	$1,201,683	$1,201,683	$—
Money market funds	1,908,059	—	—	1,908,059	1,908,059	—

Reverse repurchase agreements	11,500,000	—	—	11,500,000	11,500,000	—
U.S. government agency securities	11,215,436	—	(4,640)	11,210,796	—	11,210,796

Available for Sale(1)	22,715,436	—	(4,640)	22,710,796	11,500,000	11,210,796

Total cash, cash equivalents and current marketable securities					$14,609,742	$11,210,796

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

Fair value of government securities and obligations and corporate debt securities were estimated using quoted broker prices and significant other observable inputs.

The contractual maturities of all available for sale securities were less than one year at June 30, 2017.

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

There were no liabilities measured at fair value at June 30, 2017 or December 31, 2016. The following table presents information about the Company’s assets measured at fair value at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,908,059	$—	$—	$1,908,059
Reverse repurchase agreements	—	11,500,000	—	11,500,000
U.S. government agency securities	—	11,210,796	—	11,210,796

Total assets at fair value	$1,908,059	$22,710,796	$—	$24,618,855

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$70,212	$—	$—	$70,212
Reverse repurchase agreements	—	11,550,000	—	11,550,000
U.S. government agency securities	—	12,897,584	—	12,897,584

Total assets at fair value	$70,212	$24,447,584	$—	$24,517,796

6.	ACCRUED EXPENSES

Accrued expenses at June 30, 2017 and December 31, 2016 were:

	June 30,	December 31,
	2017	2016
Accrued compensation	$461,305	$983,449
Accrued research and development	460,261	913,838
Accrued general & administrative	117,339	48,964

Accrued expenses	$1,038,905	$1,946,251

7.	CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Pacific Western (Credit Facility), of which $1.4 million was outstanding as of June 30, 2017. The Company entered into the Credit Facility in April 2012 and it has been subsequently amended to make term loans in a principal amount of up to $5.0 million available to the Company with proceeds to be used first to refinance outstanding loans from Pacific Western, second to fund expenses related to its clinical trials, and the remainder for general working capital purposes. The term loans are to be made available upon the following terms: (i) $2.0 million was made available on November 10, 2014; and (ii) $3.0 million (the Tranche B Loan) which was made available to the Company in May 2016 following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. In November 2016, we amended our Credit Facility such that any term loan the Company draws is payable as interest-only prior to November 2017 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months.

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

At June 30, 2017 and December 31, 2016, the Credit Facility is shown net of a remaining debt discount of $69,300 and $80,000, respectively.

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

The Company has three equity incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of June 30, 2017, options to purchase 23,954 shares of common stock at a weighted average exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated in May 2014 upon the initial public offering (Initial Public Offering). However, grants made under the 2010 Plan are still governed by that plan. As of June 30, 2017, options to purchase 489,846 shares of common stock at a weighted average exercise price of $1.58 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the Registration Statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. As of June 30, 2017, the number of shares of common stock authorized for issuance in connection with the 2013 Plan was 2,761,293. On January 1 of each year the aggregate number of common shares that may be issued under the 2013 Plan shall automatically increase by such a number of shares equal to the least of (a) 7% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 1,000,000 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of June 30, 2017, options to purchase 1,831,841 shares of common stock at a weighted average exercise price of $5.69 per share and restricted stock units representing 157,128 shares of common stock remained outstanding under the 2013 Plan. As of June 30, 2017, there were 757,788 shares of common stock available for grant under the 2013 Plan.

Terms of stock award agreements, including vesting requirements, are determined by the Company’s board of directors or its compensation committee, subject to the provisions of the respective plan they were granted. Awards granted by the Company typically vest over a four year period. Certain of the awards are subject to acceleration of vesting in the event of certain change of control transactions and certain terminations of service. The awards may be granted for a term of up to ten years from the date of grant. The exercise price for options granted under the 2013 Plan must be at a price no less than 100% of the fair market value of a common share on the date of grant.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Research and development expenses	$204,442	$262,289	$467,406	$497,211
General and administrative expenses	400,791	411,292	995,924	785,476

Total stock-based compensation expense	$605,233	$673,581	$1,463,330	$1,282,687

Stock Options

The table below summarizes activity relating to stock options for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2016	1,498,585	$4.63	7.86	$2,185,696
Granted	874,337	5.13
Cancelled/Forfeited	(27,281)	5.60
Exercised	—	—

Outstanding at June 30, 2017	2,345,641	$4.80	8.16	$1,559,980

Exercisable at June 30, 2017	1,097,398	$4.20	6.95	$1,546,505

(a)	The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing market value of the Company’s common stock on June 30, 2017 of $4.65 and the price of the underlying options.

As of June 30, 2017, unamortized stock-based compensation for all stock options was $4,726,536 and will be recognized over a weighted average period of 2.75 years.

Restricted Stock Units

Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The table below summarizes activity relating to restricted stock units for the six months ended June 30, 2017:

Number of Shares Underlying Restricted Stock Units – Time-Based Awards
Outstanding at December 31, 2016	27,096
Granted	136,806
Earned/released	(6,774)

Outstanding at June 30, 2017	157,128

Weighted average remaining recognition period of outstanding restricted stock units	3.55 years
Unearned stock-based compensation expense of outstanding restricted stock units	$754,706
Aggregate intrinsic value of outstanding restricted stock units(a)	$730,645

(a)	The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing market value of the Company’s common stock on June 30, 2017 of $4.65 and the price of the underlying restricted stock unit.

The aggregate intrinsic value of restricted stock units vested during the six months ended June 30, 2017 was $27,943. The weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2017 was $5.10 per share.

Employee Stock Purchase Plan

Our 2016 Employee Stock Purchase Plan (2016 ESPP) authorizes the issuance of up to a total of 223,263 shares of the Company’s common stock in semi-annual offerings to participating employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The number of shares reserved for issuance under the 2016 ESPP automatically increases on the first business day of each fiscal year by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Stock-based compensation expense for the 2016 ESPP is recognized for the benefit accorded to the participating employees. At June 30, 2017, we have reserved 211,741 shares for future issuance under the 2016 ESPP. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the 2016 ESPP as of June 30, 2017 and 2016 are as follows:

	2017	2016
Weighted-average grant-date fair value per share	$0.70	$—
Total shares issued	11,522	—
Total stock-based compensation expense	$8,037	$—

10.	STOCK PURCHASE WARRANTS

As of June 30, 2017, there were 1,384,608 warrants to purchase shares of common stock of the Company outstanding with a weighted-average exercise price of $9.52 per share and weighted-average remaining life of 0.6 years. During the six months ended June 30, 2017, there were no exercises, issuances or expirations of warrants to purchase shares of common stock of the Company. A summary of the common share purchase warrants outstanding and exercisable at June 30, 2017 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$10.00	60,000	May 1, 2019
9.50	1,113,080	January 14, 2018
9.50	211,528	January 21, 2018

	1,384,608

11.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company may be involved in various legal proceedings involving contractual and employment relationships, patent or other intellectual property rights, and a variety of other matters. The Company is not aware of any pending legal proceedings that would reasonably be expected to have a material impact on the Company’s financial position or results of operations.

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

Overview

We are a biotechnology company focused primarily on the development of new products for inflammation, inborn errors of metabolism, and other diseases that are thought to be related to endogenously generated toxic and pro-inflammatory chemical species known as aldehydes. We are developing ADX-102 (formerly NS2), as well as other novel product candidates that are designed specifically to sequester aldehydes, for the treatment of:

•	Noninfectious Anterior Uveitis, a rare severe inflammatory eye disease that can lead to blindness;

•	Allergic Conjunctivitis, a common disease that affects more than 20% of the population worldwide, and related rare allergic ocular diseases that are characterized by inflammation of the conjunctiva (a membrane covering part of the front of the eye), resulting in ocular itching, excessive tear production, swelling, and redness;

•	Dry Eye Disease, a common inflammatory disease characterized by insufficient moisture and lubrication associated with the anterior surface of the eye, leading to ocular irritation, burning, stinging, and, in severe cases, loss of vision;

•	Sjögren-Larsson Syndrome (SLS), a rare inborn error of metabolism caused by mutations in an enzyme that metabolizes fatty aldehydes, resulting in severe skin and neurological disorders; and

•	Succinic Semi-Aldehyde Dehydrogenase Deficiency (SSADH), a rare inborn error of metabolism caused by genetic mutations in an aldehyde-metabolizing enzyme, leading to severe neurological disease.

In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled Phase 2a clinical trial of ADX-102 ophthalmic solution in patients with allergic conjunctivitis demonstrated statistically significant activity of ADX-102 over vehicle in reducing ocular itching and tearing.

In May 2016, we announced that the results of our randomized, parallel-group, investigator-masked, multi-center, active-controlled Phase 2 clinical trial of ADX-102 ophthalmic solution in patients with noninfectious anterior uveitis demonstrated that ADX-102 reduced inflammatory cell count in the anterior chamber of the eye to a degree similar to that of standard-of-care corticosteroid therapy (which may lead to cataracts and glaucoma in some patients), but without the intraocular pressure elevations that were observed in subjects treated with corticosteroids.

In August 2016, we announced that the results of a randomized, parallel-group, double-blind, multi-center, vehicle-controlled clinical trial of a dermatologic formulation of ADX-102 for the treatment of the skin manifestations of SLS demonstrated clinically relevant activity of ADX-102 in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS, that was statistically superior to the results found in vehicle-treated patients.

In April 2017, the United States Food and Drug Administration (FDA) granted ADX-102 orphan drug designation for the treatment of congenital ichthyosis, the severe skin condition characteristic of SLS.

In June 2017, we announced that the results of a randomized, parallel-group, double-masked, multi-center, saline-controlled Phase 2b clinical trial of topical ocular ADX-102 in patients with allergic conjunctivitis demonstrated statistically significant activity of ADX-102 over vehicle in reducing ocular itching. In subjects with seasonal allergy, reductions in itching were up to 0.8 points over vehicle (on a 0 to 4 point scale, p=0.002), approaching the one-point threshold of activity required for achievement of a co-primary endpoint of the trial.

In all clinical trials completed to date, ADX-102 was well tolerated, and no serious adverse events have been reported.

In July 2017, we announced that the last patient was dosed in our Phase 2a clinical trial of topical ocular ADX-102 for the treatment of Dry Eye Disease, and we expect to announce the results of the trial in September 2017. We have commenced a Phase 3 clinical trial of topical ocular ADX-102 vs. vehicle for the treatment of noninfectious anterior uveitis. In addition, in the second half of 2017 or the first half of 2018, we expect to begin Phase 3 clinical trials of topical dermatologic ADX-102, for the treatment of the skin manifestations of SLS, and topical ocular ADX-102, for the treatment of allergic conjunctivitis. In 2018, we expect to begin planned Phase 1 and Phase 2a clinical trials of a systemically administered aldehyde trap in SLS, SSADH, or a systemic inflammatory disorder. All of our development timelines could be subject to adjustment depending on recruitment rate, regulatory agency review, preclinical and clinical results and other factors that could delay the initiation or completion of clinical trials.

We have no products approved for sale. We will not receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products or until we potentially enter into agreements with third parties for the development and commercialization of product candidates. If our development efforts for any of our product candidates result in regulatory approval or we enter into collaboration agreements with third parties, we may generate revenue from product sales or from such third parties. We have primarily funded our operations through the sale of our convertible preferred stock, common stock, convertible promissory notes, warrants, and borrowings under our loan and security agreements.

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

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of ADX-102 and other aldehyde traps, and we may in-license, acquire, or invest in complementary businesses or products. In addition, contingent on capital resources, we may augment, diminish, or otherwise modify the clinical development plan described herein.

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

Substantially all of our research and development expenses to date have been incurred in connection with ADX-102. We expect our research and development expenses to increase for the foreseeable future as we advance ADX-102 and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time-consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of ADX-102 and our other product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•	per patient trial costs;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the design of the trials;

•	the number of patients that participate in the trials;

•	the cost to manufacture drug and the number of doses that patients receive;

•	the cost of vehicle or active comparative agents used in trials;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up; and

•	the efficacy and safety profile of the product candidate.

We do not expect ADX-102 and our other product candidates to be commercially available, if at all, for the next several years.

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses, benefits, and stock-based compensation for our full-time employees during the three and six months ended June 30, 2017 and 2016. Other general and administrative expenses include professional fees for auditing, tax, and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the three months ended June 30, 2017, comprehensive loss is equal to our net loss of $5.3 million and an unrealized gain of $107. For the six months ended June 30, 2017, comprehensive loss is equal to our net loss of $10.4 million and an unrealized loss on marketable securities of $4,769. For the three months ended June 30, 2016, comprehensive loss is equal to our net loss of $4.3 million and an unrealized gain of $2,904. For the six months ended June 30, 2016, comprehensive loss is equal to our net loss of $9.3 million and an unrealized gain on marketable securities of $13,064.

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

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Research and development expenses. Research and development expenses were $3.8 million for the three months ended June 30, 2017, compared to $2.8 million for the three months ended June 30, 2016. The increase of $1.0 million is primarily related to the increases in our external research and development expenditures, including clinical and pre-clinical activities, partially offset by a reduction in manufacturing expenses.

General and administrative expenses. General and administrative expenses were $1.5 million for the three months ended June 30, 2017, and for the three months ended June 30, 2016.

Other income (expense). Total other income (expense), net was $21,921 and $(5,866) for the three months ended June 30, 2017 and 2016, respectively. For the three months ending June 30, 2017, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our Credit Facility. For the three months ending June 30, 2016, other income (expense) consisted of interest expense related to our Credit Facility, which was partially offset by interest income.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Research and development expenses. Research and development expenses were $7.2 million for the six months ended June 30, 2017, compared to $6.3 million for the six months ended June 30, 2016. The increase of $0.9 million is primarily related to the increases in our external research and development expenditures, including clinical and pre-clinical activities, partially offset by a reduction in manufacturing expenses.

General and administrative expenses. General and administrative expenses were $3.2 million for the six months ended June 30, 2017, compared to $2.9 million for the six months ended June 30, 2016. The increase of $0.3 million is primarily related to an increase in personnel costs, including stock-based compensation, and legal costs.

Other income (expense). Total other income (expense), net was $26,701 and $(6,182) for the six months ended June 30, 2017 and 2016, respectively. For the six months ending June 30, 2017, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our credit facility. For the six months ending June 30, 2016, other income (expense) consisted of interest expense related to our credit facility, which was partially offset by interest income.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our Credit Facility discussed below. Since inception, we have incurred operating losses and negative cash flows from operating activities, and have devoted substantially all of our efforts towards research and development. At June 30, 2017, we had total stockholders’ equity of approximately $23.3 million, and cash, cash equivalents, and marketable securities of $25.8 million. During the three months ended June 30, 2017, we had a net loss of approximately $5.3 million. We expect to generate operating losses for the foreseeable future.

Our long-term debt obligation consists of amounts we are obligated to repay under our Credit Facility with Pacific Western, of which $1.4 million was outstanding as of June 30, 2017. In April 2012, we entered into the Credit Facility which was subsequently amended to include term loans in a principal amount of up to $5.0 million. Proceeds were used to refinance outstanding loans from Pacific Western, to fund expenses related to our clinical trials, and for general working capital purposes. Per the terms of the Credit Facility, $2.0 million was made available in November 2014, and $3.0 million was made available to us in May 2016 following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. In November 2016, we amended our Credit Facility such that any term loan we draw is payable as interest-only prior to November 2017, and thereafter is payable in monthly installments of principal plus accrued interest over 36 months.

At June 30, 2017 and December 31, 2016, the Credit Facility is shown net of a remaining debt discount of $69,300 and $80,000, respectively.

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

In June 2017, we entered into a Controlled Equity Offering SM sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor may sell such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Sales Agreement provides that Cantor will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. No shares had been sold under the Sales Agreement since inception.

We believe that our cash, cash equivalents, and marketable securities as of June 30, 2017, together with the amounts available under the Credit Facility, will be adequate to fund operations into approximately the third quarter of 2018 based on our current business plan. However, these amounts will not be sufficient for us to develop and commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of ADX-102 and our other product candidates. Subsequent trials initiated at a later date will cost considerably more than prior clinical trials. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the progress, costs, results of, and timing of our clinical development program for ADX-102 and our other product candidates, including our current and planned clinical trials;

•	the need for, and the progress, costs, and results of any additional clinical trials of ADX-102, including oral or other systemic formulations, we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of ADX-102 and our other product candidates;

•	the outcome, costs, and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;

•	the timing and costs associated with manufacturing ADX-102 and our other product candidates for clinical trials and other studies and, if approved, for commercial sale;

•	our need and ability to hire additional management, development, and scientific personnel;

•	the cost to maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecuting, defending, and enforcing of any patents or other intellectual property rights;

•	the timing and costs associated with establishing sales and marketing capabilities;

•	market acceptance of ADX-102 and our other product candidates;

•	the costs of acquiring, licensing, or investing in additional businesses, products, product candidates and technologies; and

•	our need to remediate any material weaknesses and implement additional internal systems and infrastructure, including financial and reporting systems.

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities, which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

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

The following table summarizes our cash flows for the three months ended June 30, 2017 and 2016:

	Six Months ended June 30,
	2017	2016
Net cash used in operating activities	$(9,498,741)	$(7,734,482)
Net cash provided by/(used in) investing activities	1,540,065	(2,111,843)
Net cash provided by financing activities	10,553,357	12,804,981

Net increase in cash and cash equivalents	$2,594,681	$2,958,656

Operating Activities. Net cash used in operating activities was $9.5 million for the six months ended June 30, 2017, compared to net cash used in operating activities of $7.7 million for the same period in 2016. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the six months ended June 30, 2017 as compared to 2016 was primarily due to an increase in research and development expenses and general and administrative expenses.

Investing Activities. Net cash provided by investing activities was $1.5 million for the six months ended June 30, 2017, and $2.1 million used in investing activities for the six months ended June 30, 2016. For the six months ended June 30, 2017, cash flows from investing activities were provided through the net sales of marketable securities, while for the six months ended June 30 2016, the primary use of cash for investing activities was for the net purchase of marketable securities, and for the purchase of computers and related equipment.

Financing Activities. Net cash provided by financing activities was $10.6 million for the six months ended June 30, 2017, compared to net cash used in financing activities of $12.8 million for the six months ended June 30, 2016. The net cash provided by financing activities for the six months ended June 30, 2017 was related to our February 2017 offering. The net cash provided by financing activities for the six months ended June 30, 2016 was related to our June 2016 public offering.

Off-Balance Sheet Arrangements

Through June 30, 2017, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2017. Based on our management’s evaluation (with the participation of our Chief Executive Officer and President and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for ADX-102 and our other product candidates. Net loss for the three months ended June 30, 2017 and 2016 was approximately $5.3 million and $4.3 million, respectively. As of June 30, 2017, we had total stockholders’ equity of $23.3 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if ADX-102 or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

As of June 30, 2017, we had only eleven full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

Because, as of June 30, 2017, we only had eleven full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of ADX-102 and our other product candidates, as well as function as a public company. As we seek to advance ADX-102 and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

We maintain product liability insurance with $5.0 million in coverage. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of ADX-102 or our other product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Pacific Western Bank. In the case of a continuing event of default under the loan, Pacific Western Bank, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Although as of June 30, 2017, we had sufficient cash and cash equivalents to repay all obligations owed to Pacific Western Bank if the debt was accelerated, in the event we do not or are not able to repay the obligations at the time a default occurred, Pacific Western Bank may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Pacific Western Bank under the loan, which includes our intellectual property.

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

We have a $5.0 million Credit Facility with Pacific Western that is secured by a lien covering all of our assets as of June 30, 2017. As of June 30, 2017 and December 31, 2016, the outstanding principal balance under the Credit Facility was approximately $1.4 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

As of June 30, 2017, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 57.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Proxy contests have been waged against many companies in the biopharmaceutical industry, over the last few years. We may be particularly vulnerable to these actions due to the highly concentrated ownership of our common stock. If faced with a proxy contest or other type of shareholder activism, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest or shareholder dispute involving us or our partners because:

•	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees;

•	perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to a board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

These actions could cause our stock price to experience periods of volatility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016; (iii) Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (iv) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

August 7, 2017	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

August 7, 2017	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ALDEYRA THERAPEUTICS, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016; (iii) Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (iv) Notes to Financial Statements.

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