Form 10-Q
period 2017-09-30
Aldeyra Therapeutics, Inc.
filed 2017-11-09
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 9, 2017, there were 19,117,676 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2017

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$33,103,849	$12,015,061
Marketable securities	14,807,166	12,897,584
Prepaid expenses and other current assets	1,141,727	218,682

Total current assets	49,052,742	25,131,327
Deferred offering costs	138,661	—
Fixed assets, net	38,017	56,352

Total assets	$49,229,420	$25,187,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$485,267	$275,441
Accrued expenses	1,507,458	1,946,251
Current portion of credit facility	426,505	77,546

Total current liabilities	2,419,230	2,299,238

Credit facility, net of current portion and debt discount	905,253	1,238,624

Total liabilities	3,324,483	3,537,862

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 19,117,676 and 12,576,325 shares issued and outstanding, respectively	19,118	12,576
Additional paid-in capital	138,574,234	98,938,446
Accumulated other comprehensive income (loss)	(1,002)	129
Accumulated deficit	(92,687,413)	(77,301,334)

Total stockholders’ equity	45,904,937	21,649,817

Total liabilities and stockholders’ equity	$49,229,420	$25,187,679

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$3,539,368	$3,379,711	$10,757,279	$9,728,494
General and administrative	1,475,904	1,396,734	4,684,574	4,314,483

Loss from operations	(5,015,272)	(4,776,445)	(15,441,853)	(14,042,977)

Other income (expense):
Interest income	56,651	27,792	136,652	74,463
Interest expense	(27,578)	(26,654)	(80,878)	(79,507)

Total other income (expense), net	29,073	1,138	55,774	(5,044)

Net loss	$(4,986,199)	$(4,775,307)	$(15,386,079)	$(14,048,021)

Net loss per share - basic and diluted	$(0.32)	$(0.38)	$(1.04)	$(1.28)

Weighted average common shares outstanding - basic and diluted	15,581,426	12,474,609	14,844,914	10,942,127

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Net loss	$(4,986,199)	$(4,775,307)	$(15,386,079)	$(14,048,021)
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities	3,638	1,825	(1,131)	14,889

Total other comprehensive income/(loss)	$3,638	$1,825	$(1,131)	$14,889

Comprehensive loss	$(4,982,561)	$(4,773,482)	$(15,387,218)	$(14,033,132)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,386,079)	$(14,048,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,122,669	2,159,714
Amortization of debt discount – non-cash interest expense	15,588	20,931
Net amortization of premium on debt securities available for sale	165,562	182,963
Depreciation	29,927	26,454
Change in assets and liabilities:

Prepaid expenses and other current assets	(923,045)	247,346
Accounts payable	209,826	(117,600)
Accrued expenses	(438,793)	290,163

Net cash used in operating activities	(14,204,345)	(11,238,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(11,592)	(11,810)
Purchases of marketable securities	(20,198,275)	(15,378,371)
Sales of marketable securities	18,122,000	13,845,000

Net cash used in investing activities	(2,087,867)	(1,545,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	37,474,106	12,702,873
Proceeds from issuance of common stock in Employee Stock Purchase Plan	45,555	—
Deferred offering costs paid in cash	(138,661)	—

Net cash provided by financing activities	37,381,000	12,702,873

NET (DECREASE)/INCREASE IN CASH	21,088,788	(80,358)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,015,061	14,648,866

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,103,849	$14,568,508

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$64,024	$58,722

Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (the Company or Aldeyra), a Delaware corporation, is developing new products for inflammation, inborn errors of metabolism, and other diseases that are thought to be related to endogenously generated toxic and pro-inflammatory mediators known as aldehydes.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 30, 2017. The financial information as of September 30, 2017, the three and nine months ended September 30, 2017 and 2016 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2016 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

In February 2017, the Company closed an underwritten public offering in which it sold, an aggregate of 2,555,555 shares of common stock, including 333,333 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $10.6 million, after deducting underwriting discounts, commissions, and other offering expenses payable by Aldeyra.

In June 2017, the Company entered into a Controlled Equity Offering SM sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor may sell such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, with the Company setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cantor will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. No shares have been sold under the Sales Agreement as of September 30, 2017.

In September 2017, the Company closed an underwritten public offering in which it sold, an aggregate of 3,967,500 shares of common stock, including 517,500 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $26.9 million, after deducting underwriting discounts, commissions, and other offering expenses payable by Aldeyra.

The Company’s management believes that its currently available resources, including amounts potentially available under its credit facility (Note 7), will provide sufficient funds to enable the Company to meet its expected obligations for at least the next 24 months based on the Company’s current business plan. However, these amounts will not be sufficient for the Company to develop and commercialize its product candidates or conduct any substantial, additional development requirements requested by the U.S. Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

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

For the three and nine months ended September 30, 2017 and 2016, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	2,236,857	1,654,482	2,236,857	1,654,482
Warrants to purchase common stock	1,384,608	1,384,608	1,384,608	1,384,608
Restricted stock units	157,128	27,096	157,128	27,096

Total of common stock equivalents	3,778,593	3,066,186	3,778,593	3,066,186

4.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At September 30, 2017, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash Equivalents	Current Marketable Securities
Cash	$1,044,417	$—	$—	$1,044,417	$1,044,417	$—
Money market funds	12,056,919	—	—	12,056,919	12,056,919	—

Reverse repurchase agreements	19,500,000	—	—	19,500,000	19,500,000	—
U.S. government agency securities	15,310,681	166	(1,168)	15,309,679	502,513	14,807,166

Available for Sale(1)	34,810,681	166	(1,168)	34,809,679	20,002,513	14,807,166

Total cash, cash equivalents and current marketable securities					$33,103,849	$14,807,166

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes in other comprehensive income.

Fair value of government securities and obligations and corporate debt securities were estimated using quoted broker prices and significant other observable inputs.

The contractual maturities of all available for sale securities were less than one year at September 30, 2017.

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

There were no liabilities measured at fair value at September 30, 2017 or December 31, 2016. The following table presents information about the Company’s assets measured at fair value at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,056,919	$—	$—	$12,056,919
Reverse repurchase agreements	—	19,500,000	—	19,500,000
U.S. government agency securities	—	15,309,679	—	15,309,679

Total assets at fair value	$12,056,919	$34,809,679	$—	$46,866,598

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$70,212	$—	$—	$70,212
Reverse repurchase agreements	—	11,550,000	—	11,550,000
U.S. government agency securities	—	12,897,584	—	12,897,584

Total assets at fair value	$70,212	$24,447,584	$—	$24,517,796

6.	ACCRUED EXPENSES

Accrued expenses at September 30, 2017 and December 31, 2016 were:

	September 30,	December 31,
	2017	2016
Accrued compensation	$645,871	$983,449
Accrued research and development	680,637	913,838
Accrued general & administrative	180,950	48,964

Accrued expenses	$1,507,458	$1,946,251

7.	CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Pacific Western (Credit Facility), of which $1.4 million was outstanding as of September 30, 2017. The Company entered into the Credit Facility in April 2012 and it has been subsequently amended to make term loans in a principal amount of up to $5.0 million available to the Company with proceeds to be used first to refinance outstanding loans from Pacific Western, second to fund expenses related to its clinical trials, and the remainder for general working capital purposes. The term loans are to be made available upon the following terms: (i) $2.0 million was made available on November 10, 2014; and (ii) $3.0 million (the Tranche B Loan) which was made available to the Company in May 2016 following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. In November 2016, we amended our Credit Facility such that any term loan the Company draws is payable as interest-only prior to November 2017 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months.

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

At September 30, 2017 and December 31, 2016, the Credit Facility is shown net of a remaining debt discount of $64,000 and $80,000, respectively.

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

The Company has three equity incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of September 30, 2017, options to purchase 23,954 shares of common stock at a weighted average exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated in May 2014 upon the initial public offering (Initial Public Offering). However, grants made under the 2010 Plan are still governed by that plan. As of September 30, 2017, options to purchase 413,130 shares of common stock at a weighted average exercise price of $1.58 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the Registration Statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. As of September 30, 2017, the number of shares of common stock authorized for issuance in connection with the 2013 Plan was 2,761,293. On January 1 of each year the aggregate number of common shares that may be issued under the 2013 Plan shall automatically increase by such a number of shares equal to the least of (a) 7% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 1,000,000 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of September 30, 2017, options to purchase 1,799,773 shares of common stock at a weighted average exercise price of $5.64 per share and restricted stock units representing 157,128 shares of common stock remained outstanding under the 2013 Plan. As of September 30, 2017, there were 789,856 shares of common stock available for grant under the 2013 Plan.

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

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Research and development expenses	$224,341	$475,026	$691,747	$972,237
General and administrative expenses	434,998	401,999	1,430,922	1,187,477

Total stock-based compensation expense	$659,339	$877,025	$2,122,669	$2,159,714

Stock Options

The table below summarizes activity relating to stock options for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2016	1,498,585	$4.63	7.86	$2,186,398
Granted	889,337	5.12
Cancelled/Forfeited	(151,065)	4.02
Exercised	—	—

Outstanding at September 30, 2017	2,236,857	$4.87	8.05	$5,438,617

Exercisable at September 30, 2017	1,072,576	$4.37	7.00	$3,205,195

(a)	The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing market price per share of the Company’s common stock on September 30, 2017 of $7.20 and the price of the underlying options.

As of September 30, 2017, unamortized stock-based compensation for all stock options was $4,206,251 and will be recognized over a weighted average period of 2.61 years.

Restricted Stock Units

Restricted stock units are not included in issued and outstanding common stock until the underlying shares are vested and released. The table below summarizes activity relating to restricted stock units for the nine months ended September 30, 2017:

Number of Shares Underlying Restricted Stock Units – Time-Based Awards
Outstanding at December 31, 2016	27,096
Granted	136,806
Earned/released	(6,774)

Outstanding at September 30, 2017	157,128

Weighted average remaining recognition period of outstanding restricted stock units	3.30 years
Unearned stock-based compensation expense of outstanding restricted stock units	$700,588
Aggregate intrinsic value of outstanding restricted stock units(a)	$1,131,322

(a)	The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing market price per share of the Company’s common stock on September 30, 2017 of $7.20 and the price of the underlying restricted stock unit.

The aggregate intrinsic value of restricted stock units vested during the nine months ended September 30, 2017 was $27,943. The weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2017 was $5.10 per share.

Employee Stock Purchase Plan

Our 2016 Employee Stock Purchase Plan (2016 ESPP) authorizes the issuance of up to a total of 223,263 shares of the Company’s common stock in semi-annual offerings to participating employees at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The number of shares reserved for issuance under the 2016 ESPP automatically increases on the first business day of each fiscal year by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Stock-based compensation expense for the 2016 ESPP is recognized for the benefit accorded to the participating employees. At September 30, 2017, we have reserved 211,741 shares for future issuance under the 2016 ESPP. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the 2016 ESPP as of September 30, 2017 and 2016 are as follows:

	2017	2016
Weighted-average grant-date fair value per share	$0.70	$—
Total shares issued	11,522	—
Total stock-based compensation expense	$8,037	$—

10.	STOCK PURCHASE WARRANTS

As of September 30, 2017, there were 1,384,608 warrants to purchase shares of common stock of the Company outstanding with a weighted-average exercise price of $9.52 per share and weighted-average remaining life of 0.3 years. During the nine months ended September 30, 2017, there were no exercises, issuances or expirations of warrants to purchase shares of common stock of the Company. A summary of the common share purchase warrants outstanding and exercisable at September 30, 2017 is as follows:

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

Overview

•	We are a biotechnology company focused primarily on the development of new products for inflammation, inborn errors of metabolism, and other diseases that are thought to be related to endogenously generated toxic and pro-inflammatory mediators known as aldehydes. Our lead product candidate is reproxalap (formerly known as ADX-102).

We are developing reproxalap, as well as other novel product candidates that are designed specifically to sequester aldehydes, for the treatment of:

•	Dry eye disease, a common inflammatory disease estimated to affect approximately 20 million people in the United States that is characterized by insufficient moisture and lubrication associated with the anterior surface of the eye, leading to ocular irritation, burning, stinging, and, in severe cases, loss of vision;

•	Allergic conjunctivitis, a common disease that affects more than 20% of the population worldwide, and related rare allergic ocular diseases that are characterized by inflammation of the conjunctiva (a membrane covering part of the front of the eye), resulting in ocular itching, excessive tear production, swelling, and redness;

•	Noninfectious anterior uveitis, a rare severe inflammatory eye disease estimated to affect approximately 150,000 patients in the United States that can lead to blindness;

•	Sjögren-Larsson Syndrome (SLS), a rare inborn error of metabolism caused by mutations in an enzyme that metabolizes fatty aldehydes, resulting in severe skin and neurological disorders; and

•	Succinic Semi-Aldehyde Dehydrogenase (SSADH) Deficiency, a rare inborn error of metabolism caused by genetic mutations in an aldehyde-metabolizing enzyme, leading to severe neurological disease.

In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled Phase 2a clinical trial of reproxalap ophthalmic solution in patients with allergic conjunctivitis demonstrated statistically significant activity of reproxalap over vehicle in reducing ocular itching and tearing.

In May 2016, we announced that the results of our randomized, parallel-group, investigator-masked, multi-center, active-controlled Phase 2 clinical trial of reproxalap ophthalmic solution in patients with noninfectious anterior uveitis demonstrated that reproxalap reduced inflammatory cell count in the anterior chamber of the eye to a degree similar to that of standard-of-care corticosteroid therapy (which may lead to cataracts and glaucoma in some patients), but without the intraocular pressure elevations that were observed in subjects treated with corticosteroids.

In August 2016, we announced that the results of a randomized, parallel-group, double-blind, multi-center, vehicle-controlled clinical trial of a dermatologic formulation of reproxalap for the treatment of the skin manifestations of SLS demonstrated clinically relevant activity of reproxalap in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS, that was statistically superior to the results found in vehicle-treated patients.

In April 2017, the United States Food and Drug Administration (FDA) granted reproxalap orphan drug designation for the treatment of congenital ichthyosis, the severe skin condition characteristic of SLS.

In June 2017, we announced that the results of a randomized, parallel-group, double-masked, multi-center, saline-controlled Phase 2b clinical trial of topical ocular reproxalap in patients with allergic conjunctivitis demonstrated statistically significant activity of reproxalap over vehicle in reducing ocular itching.

In August of 2017, the generic name reproxalap was adopted by the United States Adopted Names Council and the International Nonproprietary Names Expert Group for our lead product and first-in-class aldehyde trap (formerly known as ADX-102). The name incorporates a new stem for aldehyde traps, “-alap”, and recognizes aldehyde traps as a novel class of drug.

In September 2017, we announced that the results of a randomized, dose-ranging, parallel-group, double-masked Phase 2a clinical trial of 0.1% reproxalap ophthalmic solution, 0.5% reproxalap ophthalmic solution, and 0.5% reproxalap lipid ophthalmic solution in 51 patients (17 per arm) with dry eye disease for 28 days demonstrated statistically significant improvement of pooled change from baseline in Symptom Assessment in Dry Eye (SANDE) Score (p=0.003), Ocular Discomfort Score (p=0.00002), Overall Four-Symptom Score (p=0.0004), Schirmer (Tear Volume) Test (p=0.008), tear osmolarity (p=0.003), and Lissamine Green ocular surface staining score (p=0.002). A modest dose-response was observed, and activity increased over time from Day 8 to Day 28, supporting the effect of drug. Levels of malondialdehyde, a pro-inflammatory aldehyde mediator sequestered by reproxalap, were significantly reduced in the tears of patients (p=0.009), supporting the differentiated mechanism of action relative to other therapies in dry eye disease.

In all clinical trials completed to date, reproxalap was well tolerated, and no serious adverse events have been reported.

We have commenced a Phase 3 clinical trial of reproxalap ophthalmic solution compared to vehicle for the treatment of noninfectious anterior uveitis, and expect to report results from the trial in the second half of 2018.

In the first half of 2018, we expect to commence a Phase 3 clinical trial of reproxalap ophthalmic solution for the treatment of allergic conjunctivitis, and expect to report results from the trial in the second half of 2018.

In the first half of 2018, we expect to commence a Phase 2b clinical trial of reproxalap ophthalmic solution for the treatment dry eye disease, and expect to report results from the trial in the second half of 2018.

In the first half of 2018, we expect to begin part one of a two-part Phase 3 clinical trial of topical dermatologic reproxalap for the treatment of the skin manifestations of SLS, and expect to report results from part one of the trial in the second half of 2018.

In the second half of 2018, we expect to begin a planned Phase 1 clinical trial of a systemically administered aldehyde trap that may subsequently be developed for the treatment of SLS, SSADH Deficiency, or a systemic inflammatory disorder.

We have no products approved for sale. We will not receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products, or until we potentially enter into agreements with third parties for the development and commercialization of product candidates. If our development efforts for any of our product candidates result in regulatory approval or we enter into collaboration agreements with third parties, we may generate revenue from product sales or from such third parties. We have primarily funded our operations through the sale of our convertible preferred stock, common stock, convertible promissory notes, warrants, and borrowings under our loan and security agreements.

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

In September 2017, the Company closed an underwritten public offering in which it sold an aggregate of 3,967,500 shares of common stock, including 517,500 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $26.9 million, after deducting underwriting discounts, commissions, and other offering expenses payable by Aldeyra.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of reproxalap and other aldehyde traps, and we may in-license, acquire, or invest in complementary businesses or products. In addition, contingent on capital resources, we may augment, diminish, or otherwise modify the clinical development plan described herein.

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

Substantially all of our research and development expenses to date have been incurred in connection with reproxalap. We expect our research and development expenses to increase for the foreseeable future as we advance reproxalap and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time-consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of reproxalap and our other product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates.

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

We do not expect reproxalap and our other product candidates to be commercially available, if at all, for the next several years.

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses, benefits, and stock-based compensation for our full-time employees during the three and nine months ended September 30, 2017 and 2016. Other general and administrative expenses include professional fees for auditing, tax, and legal services. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the three months ended September 30, 2017, comprehensive loss is equal to our net loss of $5.0 million and an unrealized gain of $4,000. For the nine months ended September 30, 2017, comprehensive loss is equal to our net loss of $15.4 million and an unrealized loss on marketable securities of $1,000. For the three months ended September 30, 2016, comprehensive loss is equal to our net loss of $4.8 million and an unrealized gain of $2,000. For the nine months ended September 30, 2016, comprehensive loss is equal to our net loss of $14.0 million and an unrealized gain on marketable securities of $15,000.

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

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Research and development expenses. Research and development expenses were $3.5 million for the three months ended September 30, 2017, compared to $3.4 million for the three months ended September 30, 2016. The increase of $0.1 million is primarily related to increases in our external research and development expenditures, including clinical, preclinical, and manufacturing activities.

General and administrative expenses. General and administrative expenses were $1.5 million for the three months ended September 30, 2017, compared to $1.4 million for the three months ended September 30, 2016.

Other income (expense). Total other income (expense), net was $29,000 and $1,000 for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, respectively, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our Credit Facility.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Research and development expenses. Research and development expenses were $10.8 million for the nine months ended September 30, 2017, compared to $9.7 million for the nine months ended September 30, 2016. The increase of $1.1 million is primarily related to increases in our external research and development expenditures, partially offset by a reduction in manufacturing and pre-clinicial expenses.

General and administrative expenses. General and administrative expenses were $4.7 million for the nine months ended September 30, 2017, compared to $4.3 million for the nine months ended September 30, 2016. The increase of $0.4 million is primarily related to an increase in personnel costs, including stock-based compensation costs.

Other income (expense). Total other income (expense), net was $56,000 and $(5,000) for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our Credit Facility. For the nine months ended September 30, 2016, other income (expense) consisted of interest expense related to our Credit Facility, which was partially offset by interest income.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our Credit Facility discussed below. Since inception, we have incurred operating losses and negative cash flows from operating activities, and have devoted substantially all of our efforts towards research and development. At September 30, 2017, we had total stockholders’ equity of approximately $45.9 million, and cash, cash equivalents, and marketable securities of $47.9 million. During the nine months ended September 30, 2017, we had a net loss of approximately $15.4 million. We expect to generate operating losses for the foreseeable future.

Our long-term debt obligation consists of amounts we are obligated to repay under our Credit Facility with Pacific Western, of which $1.4 million was outstanding as of September 30, 2017. In April 2012, we entered into the Credit Facility which was subsequently amended to include term loans in a principal amount of up to $5.0 million. Proceeds were used to refinance outstanding loans from Pacific Western, to fund expenses related to our clinical trials, and for general working capital purposes. Per the terms of the Credit Facility, $2.0 million was made available in November 2014, and $3.0 million was made available to us in May 2016 following the satisfaction of certain conditions, including receipt of positive Phase 2 clinical trial results in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. In November 2016, we amended our Credit Facility such that any term loan we draw is payable as interest-only prior to November 2017, and thereafter is payable in monthly installments of principal plus accrued interest over 36 months.

At September 30, 2017 and December 31, 2016, the Credit Facility is shown net of a remaining debt discount of $64,000 and $80,000, respectively.

In June 2016, we closed an underwritten public offering in which we sold an aggregate of 2,760,000 shares of common stock, including 360,000 shares sold in connection with the exercise in full by the underwriter of its option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $12.6 million after deducting underwriting discounts, commissions, and other offering expenses payable by us. In February 2017, we closed an underwritten public offering in which we sold 2,555,555 shares of our common stock, including 333,333 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $10.6 million after deducting underwriting discounts, commissions, and other estimated offering expenses payable by Aldeyra.

In June 2017, we entered into a Controlled Equity Offering SM sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor may sell such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Sales Agreement provides that Cantor will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. As of September 30, 2017, no shares had been sold under the Sales Agreement.

In September 2017, we closed an underwritten public offering in which we sold an aggregate of approximately 3,967,500 shares of common stock, including 517,500 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $26.9 million, after deducting the underwriting discounts, commissions, and other offering expenses payable by Aldeyra.

We believe that our cash, cash equivalents, and marketable securities as of September 30, 2017, together with the amounts available under the Credit Facility, will be adequate to fund operations for at least the next 24 months based on our current business plan. However, these amounts will not be sufficient for us to develop and commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more than prior clinical trials. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the progress, costs, results of, and timing of our clinical development program for reproxalap and our other product candidates, including our current and planned clinical trials;

•	the need for, and the progress, costs, and results of any additional clinical trials of reproxalap, including oral or other systemic formulations, we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of reproxalap and our other product candidates;

•	the outcome, costs, and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;

•	the timing and costs associated with manufacturing reproxalap and our other product candidates for clinical trials and other studies and, if approved, for commercial sale;

•	our need and ability to hire additional management, development, and scientific personnel;

•	the cost to maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecuting, defending, and enforcing of any patents or other intellectual property rights;

•	the timing and costs associated with establishing sales and marketing capabilities;

•	market acceptance of reproxalap and our other product candidates;

•	the costs of acquiring, licensing, or investing in additional businesses, products, product candidates, and technologies; and

•	our need to remediate any material weaknesses and implement additional internal systems and infrastructure, including financial and reporting systems.

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

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(14,204,345)	$(11,238,050)
Net cash used in investing activities	(2,087,867)	(1,545,181)
Net cash provided by financing activities	37,381,000	12,702,873

Net increase (decrease) in cash and cash equivalents	$21,088,788	$(80,358)

Operating Activities. Net cash used in operating activities was $14.2 million for the nine months ended September 30, 2017, compared to net cash used in operating activities of $11.2 million for the same period in 2016. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the nine months ended September 30, 2017 as compared to 2016 was primarily due to an increase in research and development expenses and general and administrative expenses.

Investing Activities. Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2017, compared to $1.5 million used in investing activities for the nine months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, respectively, the primary use of cash for investing activities was for the net purchase of marketable securities, and for the purchase of computers and related equipment.

Financing Activities. Net cash provided by financing activities was $37.4 million for the nine months ended September 30, 2017, compared to net cash provided by financing activities of $12.7 million for the nine months ended September 30, 2016. The net cash provided by financing activities for the nine months ended September 30, 2017 was related to our February and September 2017 offerings. The net cash provided by financing activities for the nine months ended September 30, 2016 was related to our June 2016 public offering.

Off-Balance Sheet Arrangements

Through September 30, 2017, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

In September, 2017, we executed a Lease Agreement (the “Office Lease”) for approximately 6,924 square feet of office space located in Lexington, Massachusetts (the “Premises”). We intend to continue to use the Premises as our corporate headquarters. The term of the Office Lease is through December 31, 2020, or as extended under our option to extend in the Office Lease. The Office Lease provides for a monthly base rent of $13,559, commencing on December 1, 2017. In addition to the base rent, we are required to pay the landlord certain operating expenses, taxes and other fees in accordance with the terms of the Office Lease.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2017. Based on our management’s evaluation (with the participation of our Chief Executive Officer and President and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap (formerly ADX-102) and our other product candidates. Net loss for the nine months ended September 30, 2017 and 2016 was approximately $15.4 million and $14.0 million, respectively. As of September 30, 2017, we had total stockholders’ equity of $45.9 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

We currently generate no revenue from sales, and we may never be able to commercialize reproxalap or our other product candidates. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our business is dependent in large part on the success of a single product candidate, reproxalap. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, reproxalap.

Our product candidates are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product. We have only one product candidate that has been the focus of significant development: reproxalap, a novel small molecule chemical entity that is believed to trap and allow for the degradation of aldehydes, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are largely dependent on successful continued development and ultimate regulatory approval of this product candidate for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of reproxalap. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of reproxalap. The future regulatory and commercial success of this product candidate is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the necessary clinical trials for reproxalap and our other product candidates;

•	we may not be able to provide evidence of safety and efficacy for reproxalap and our other product candidates;

•	we may not be able to timely or adequately finalize the design or formulation of any product candidate or demonstrate that a formulation of our product candidate will be stable for commercially reasonable time periods;

•	the safety and efficacy results of our later phase or larger clinical trials may not confirm the results of our earlier trials;

•	there may be variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;

•	the results of our clinical trials may not meet the endpoints, or level of statistical or clinical significance required by the FDA, or comparable foreign regulatory bodies for marketing approval;

•	patients in our clinical trials may suffer other adverse effects or die for reasons that may or may not be related to reproxalap and our other product candidates;

•	if approved for certain diseases, reproxalap and our other product candidates will compete with well-established products already approved for marketing by the FDA, including corticosteroids and other agents that have demonstrated varying levels of efficacy in some of the diseases for which we may attempt to develop reproxalap and our other product candidates;

•	the effects of legislative or regulatory reform of the health care system in the U.S. or other jurisdictions in which we may do business; and

•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a NDA to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market reproxalap and our other product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that reproxalap and our other product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize, reproxalap and or our other product candidates, we may not be able to generate sufficient revenue to continue our business.

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

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials, including reproxalap, may not have favorable results in later clinical trials, if any, or receive regulatory approval.

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

In addition, the presumed mechanisms of aldehyde-mediated inflammation are distinct from the presumed aldehyde-mediated pathology in inborn errors of metabolism, and the efficacy and safety of reproxalap or our other product candidates in one indication does not predict the safety and efficacy of reproxalap and our other product candidates in other indications.

Because we are developing novel product candidates for the treatment of diseases in a manner which there is little clinical drug development experience and, in some cases, are using new endpoints or methodologies, the regulatory pathways for approval are not well defined, and, as a result, there is greater risk that our clinical trials will not result in our desired outcomes.

Our clinical focus is on the development of new products for inflammation, inborn errors of metabolism, and other diseases that are thought to be related to naturally occurring toxic and pro-inflammatory chemical species known as aldehydes. Our Phase 3 vehicle-controlled clinical program in noninfectious anterior uveitis and our planned Phase 3 clinical program in SLS represent the first such clinical trials performed, and thus the comparative effects of vehicle and drug are unpredictable.

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

Because reproxalap and our other product candidates are, to our knowledge, new chemical entities, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of these product candidates and obtain the necessary regulatory approvals for commercialization.

Our product candidates are, to our knowledge, new chemical entities, and unexpected problems related to such new technology may arise that can cause us to delay, suspend or terminate our development efforts. Although we have seen signs of efficacy and observed reproxalap to be well tolerated in our clinical trials to date, because reproxalap is a novel chemical entity with limited use in humans, short and long-term safety, as well as prospects for efficacy, are poorly understood and difficult to predict due to our and regulatory agencies’ lack of experience with them. Regulatory approval of new product candidates such as reproxalap can be more expensive and take longer than approval for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates.

Our dermatologic topical formulation of reproxalap is unlikely to affect other clinical manifestations of Sjögren-Larsson Syndrome, which may decrease the likelihood of regulatory and commercial acceptance.

While the primary day-to-day complaint of SLS patients and their caregivers are symptoms associated with severe skin disease, SLS patients also manifest varying degrees of delay in mental development, spasticity, seizures and retinal disease. In August 2016, we announced that the results of our randomized, parallel-group, double-masked, vehicle-controlled clinical trial of a dermatologic formulation of reproxalap for the treatment of the skin manifestations of SLS demonstrated clinically relevant activity of reproxalap in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS. There were no serious adverse events reported in any of these trials. However, due to expected low systemic exposure of reproxalap when administered topically to the skin, it is unlikely that reproxalap will significantly affect the non-dermatologic conditions of SLS. Lack of effect in neurologic and ocular manifestations of SLS may negatively impact the potential market for reproxalap in SLS and may also negatively impact reimbursement, pricing and commercial acceptance of reproxalap, if it is approved.

Reproxalap and our other product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays, or prevent the receipt of the required approvals to commercialize our product candidates.

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

Reproxalap, our other product candidates and the activities associated with development and potential commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other jurisdictions.

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

Delays in the commencement or completion of our planned clinical trials for reproxalap or other product candidates could significantly affect our product development costs. We do not know whether future trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA failing to grant permission to proceed or placing the clinical trial on hold;

•	subjects failing to enroll or remain in our clinical trials at the rate we expect;

•	subjects choosing an alternative treatment for the indication for which we are developing reproxalap or other product candidates, or participating in competing clinical trials;

•	lack of adequate funding to continue the clinical trial;

•	subjects experiencing severe or unexpected drug-related adverse effects;

•	a facility manufacturing reproxalap, any of our other product candidates or any of their components being ordered by the FDA or other government or regulatory authorities, to temporarily or permanently shut down due to violations of current Good Manufacturing Practices, or cGMP, or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•	inability to timely manufacture sufficient quantities of the applicable product candidate for the clinical trial or expiration of materials intended for use in the clinical trial;

•	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, Good Clinical Practice or regulatory requirements, or other third parties not performing data collection or analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA or the finding of regulatory violations by the FDA or an institutional review board, or IRB, that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

•	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or

•	one or more IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial.

Product development costs will increase if we have delays in testing or approval of reproxalap and our other product candidates or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of or if we, the FDA or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of reproxalap or other product candidates could be significantly reduced.

We may find it difficult to enroll patients in our clinical trials or identify patients during commercialization (if our products are approved by regulatory agencies) for product candidates addressing orphan or rare diseases.

As part of our business strategy, we plan to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases. Given that we are in the early stages of clinical trials for reproxalap, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop product candidates for the treatment of similar diseases, we would potentially compete with them for the enrollment in these rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Additionally, insufficient patient enrollment, may be a function of many other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

We have not yet completed testing of any of our product candidates in humans for the treatment of the indications for which we intend to seek approval, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. Reproxalap, for example, has been observed to be toxic at high concentrations in in vitro human dermal tissue. In addition, there was transient and generally mild to moderate stinging noted in the reproxalap treatment arm of our Phase 2 clinical trials in allergic conjunctivitis, noninfectious anterior uveitis and dry eye disease. However, there were no serious adverse events in such trials. In preparation for clinical testing of systemically administered reproxalap, we believe that we have identified a preliminary No Adverse Effect Level in preclinical toxicology studies where reproxalap is administrated intravenously. If any of our product candidates cause unacceptable adverse events in clinical trials, which may be larger or longer than those previously conducted, we may not be able to obtain regulatory approval or commercialize such product candidate.

Final marketing approval for reproxalap or our other product candidates by the FDA or other regulatory authorities for commercial use may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

After the completion of our clinical trials and, assuming the results of the trials are successful, the submission of an NDA, we cannot predict whether or when we will obtain regulatory approval to commercialize reproxalap or our other product candidates and we cannot, therefore, predict the timing of any future revenue. We cannot commercialize reproxalap or our other product candidates until the appropriate regulatory authorities have reviewed and approved the applicable applications. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for reproxalap or our other product candidates. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. If marketing approval for reproxalap or our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected.

Even if we obtain marketing approval for reproxalap or any other product candidate, it could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidate, when and if any of them are approved.

Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials. Following approval, if any, of reproxalap or any other product candidates, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements, including those relating to quality control, quality assurance and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for reproxalap or any other product candidate that may receive regulatory approval, if any, fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In addition, if reproxalap or any of our other product candidates is approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Even if we receive regulatory approval for reproxalap or any other product candidate, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, could be limited.

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payors on the benefits of reproxalap or any of our other product candidates may require significant resources and may never be successful. In addition, our ability to successfully commercialize our product candidate will depend on our ability to manufacture our products, differentiate our products from competing products and defend the intellectual property of our products.

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

Orphan drug designation or Breakthrough Therapy Designation from the FDA may be difficult or not possible to obtain, and if we are unable to obtain one or both such designations for reproxalap or our other product candidates, regulatory and commercial prospects may be negatively impacted.

The FDA designates orphan status to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan status drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and can be marketed without generic competition for seven years. In April 2017, we announced that the FDA granted reproxalap orphan drug designation for the treatment of congenital ichthyosis, a severe skin disease characteristic of SLS. We believe that reproxalap and our other product candidates may qualify as an orphan drug for noninfectious anterior uveitis, and possibly other diseases that we may test. However, we cannot guarantee that we will be able to receive orphan drug status for indications other than treatment of ichthyosis or Breakthrough Therapy Designation from the FDA for reproxalap. If we are unable to secure orphan drug status for reproxalap or our other product candidates, our regulatory and commercial prospects may be negatively impacted.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of reproxalap and our other product candidates.

As of September 30, 2017, we had only eleven full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting and human resources, as well as for certain functions as a public company. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective and timely manner.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct the clinical trials for reproxalap and clinical trials for our other future product candidates and, therefore, the timing of the initiation and completion of these trials is controlled by such third parties and may occur on substantially different timing from our estimates. Specifically, we use CROs to conduct our clinical trials and we also rely on medical institutions, clinical investigators and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

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

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including for the continued development or commercialization of reproxalap or our other product candidates. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for reproxalap or our other product candidates because third parties may view the risk of success in our planned clinical trial as too significant or the commercial opportunity for our product candidate as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction.

If our competitors develop treatments for the target indications of our product candidates that are approved more quickly than ours, marketed more successfully or demonstrated to be safer or more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. With the exception of SLS, there are a variety of drug candidates in development for the indications that we intend to test. There are currently two products approved for marketing in the United States for the treatment of dry eye disease, Allergan’s Restasis®(cyclosporine) and Shire’s Xiidra® (lifitegrast). However, numerous drug candidates are in various stages of clinical development for dry eye disease, including Shire’s P-321, an investigational epithelial sodium channel inhibitor, and Novartis’ ECF843, a recombinant human lubricin protein. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes may be active in aldehyde research, and some could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of reproxalap or our other product candidates. Noninfectious anterior uveitis and other inflammatory diseases may be treated with general immune suppressing therapies, including corticosteroids, some of which are generic. Our potential competitors in these diseases may be developing novel immune modulating therapies that may be safer or more effective than reproxalap or our other product candidates.

We have no sales, marketing or distribution capabilities and we will have to invest significant resources to develop these capabilities.

We have no internal sales, marketing or distribution capabilities. If reproxalap or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that reproxalap or any of our other product candidates will be approved. We may not be able to hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•	we may not be able to attract and build an effective marketing department or sales force;

•	the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenues generated by reproxalap or any other product candidates that we may develop, in-license or acquire; and

•	our direct sales and marketing efforts may not be successful.

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

Because, as of September 30, 2017, we only had eleven full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, clinical and regulatory, financial, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of reproxalap or our other product candidates.

We face an inherent risk of product liability as a result of the clinical testing of reproxalap and our other product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if reproxalap or our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for reproxalap or our other product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	the inability to commercialize reproxalap or our other product candidates; and

•	a decline in our stock price.

We maintain product liability insurance with $5.0 million in coverage. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of reproxalap or our other product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce reproxalap and our other product candidates. Our ability to obtain clinical supplies of reproxalap or our other product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Composition-of-matter patents on the biological or chemical active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. While we have issued composition-of-matter patents in the United States and other countries for reproxalap, we cannot be certain that the claims in our patent applications covering composition-of-matter of our other product candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute. In addition, there are possibly methods that can be employed to trap aldehydes that we have not conceived of or attempted to patent, and other parties may discover and patent aldehyde trapping approaches and compositions that are similar to or different from ours.

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

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patents that may be infringed by commercialization of reproxalap or our other product candidates. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could likely:

•	result in costly litigation;

•	divert the time and attention of our technical personnel and management;

•	cause development delays;

•	prevent us from commercializing reproxalap or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•	require us to develop non-infringing technology; or

•	require us to enter into royalty or licensing agreements.

Although no third party has asserted a claim of patent infringement against us, others may hold proprietary rights that could prevent reproxalap or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market reproxalap or our other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing reproxalap or our other product candidates, which could harm our business, financial condition and operating results.

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Pacific Western Bank. In the case of a continuing event of default under the loan, Pacific Western Bank, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Although as of September 30, 2017, we had sufficient cash and cash equivalents to repay all obligations owed to Pacific Western Bank if the debt was accelerated, in the event we do not or are not able to repay the obligations at the time a default occurred, Pacific Western Bank may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Pacific Western Bank under the loan, which includes our intellectual property.

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

Depending upon the timing, duration and specifics of FDA marketing approval of reproxalap or other product candidates, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

While we have issued composition-of-matter patents covering reproxalap in the United States and other countries, filing, prosecuting and defending patents on reproxalap and our other product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks Related to Our Financial Position and Need for Capital

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize reproxalap and our other product candidates.

We will require substantial future capital in order to complete the remaining clinical development for reproxalap and our other product candidates and to potentially commercialize these product candidates. We expect our spending levels to increase in connection with our clinical trials of reproxalap and our other product candidates, as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•	the type, number, scope, progress, expansion costs, results of and timing of our planned clinical trials of reproxalap or any our other product candidates which we are pursuing or may choose to pursue in the future;

•	the need for, and the progress, costs and results of, any additional clinical trials of reproxalap and our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of reproxalap and our other product candidates;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

•	the costs and timing of obtaining or maintaining manufacturing for reproxalap and our other product candidates, including commercial manufacturing if any product candidate is approved;

•	the costs and timing of establishing sales and marketing capabilities and enhanced internal controls over financial reporting;

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us;

•	costs associated with any other product candidates that we may develop, in-license or acquire;

•	the effect of competing technological and market developments;

•	our ability to establish and maintain partnering arrangements for development; and

•	the costs associated with being a public company.

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

If we are unable to obtain funding on a timely basis, we will be unable to complete the planned clinical trials for reproxalap and our other product candidates and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to our product candidates or some of our technologies or otherwise agree to terms unfavorable to us.

The terms of our secured debt facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We have a $5.0 million Credit Facility with Pacific Western that is secured by a lien covering all of our assets as of September 30, 2017. As of September 30, 2017 and December 31, 2016, the outstanding principal balance under the Credit Facility was approximately $1.4 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our clinical trial and development programs;

•	addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting reproxalap and our other product candidates;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	nature and terms of stock-based compensation grants; and

•	derivative instruments recorded at fair value.

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

Our management has broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. We expect to use of our cash and cash equivalents to fund our planned clinical trials of reproxalap and our other product candidates, development of other molecules that may relate to our aldehyde trapping platform, and the remainder for working capital and other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited.

As of September 30, 2017, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 46.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2019, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer, if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Proxy contests have been waged against many companies in the biopharmaceutical industry, over the last few years. We may be particularly vulnerable to these actions due to the highly concentrated ownership of our common stock. If faced with a proxy contest or other type of shareholder activism, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest or shareholder dispute involving us or our partners because:

•	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees;

•	perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to a board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

These actions could cause our stock price to experience periods of volatility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

10.26	Controlled Equity OfferingSM Sales Agreement by and between Cantor Fitzgerald & Co. and the Registrant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 2, 2017 and incorporated herein by reference).

10.27	Lease Agreement by and between WLC Three VI, L.L.C. and the Registrant, dated as of September 11, 2017.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016; (iii) Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (iv) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

November 9, 2017	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

November 9, 2017	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)