Form 10-K
period 2017-12-31
Aldeyra Therapeutics, Inc.
filed 2018-03-29
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒

As of June 30, 2017, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $60,469,344, based on the closing price of the registrant’s Common Stock, as reported by the Nasdaq Capital Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2018 there were 19,664,921 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2018 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Aldeyra Therapeutics, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2017

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

As used in this annual report on Form 10-K, the terms “Aldeyra,” “Registrant,” “the Company,” “we,” “us,” and “our” mean Aldeyra Therapeutics, Inc. unless the context indicates otherwise.

INDUSTRY AND MARKET DATA

We obtained the industry, market and certain other data used throughout this annual report on Form 10-K from our own internal estimates and research, as well as from industry and general publications, in addition to research, surveys, and studies conducted by third parties. Internal estimates are derived from publicly-available information released by industry analysts and third-party sources, our internal research, and our industry experience, and are based on assumptions made by us based on such data and our knowledge of our industry and market, which we believe to be reasonable. In addition, while we believe the industry, market, and other data included in this annual report on Form 10-K is reliable and is based on reasonable assumptions, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed in “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

ITEM 1.	BUSINESS

Overview

Aldeyra Therapeutics is developing next-generation medicines to improve the lives of patients with inflammatory diseases. Aldeyra’s lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease and other forms of ocular inflammation. We are leveraging our experience in ocular inflammation to develop other product candidates for systemic inflammatory disease. We intend to commercialize our products directly and through collaborations that expand global reach.

Inflammation is a significant component of many different diseases, including cardiovascular, metabolic, neurological, and musculoskeletal conditions, affecting tens of millions of patients in the United States and hundreds of millions of patients worldwide. Given the complexity of immune dysregulation, which involves many mediators and signaling pathways, rarely is any single therapeutic approach effective, and most inflammatory diseases are inadequately treated. As such, we believe inflammatory diseases represent considerable unmet medical need, and new immune-modulating therapies are therefore in high demand. In aggregate, we believe the potential markets for novel therapeutics that treat inflammation are considerable, representing in excess of $50 billion in the United States alone.

Our first immune-modulating therapeutic approach is, we believe, mechanistically novel, and is focused on the sequestration of pro-inflammatory aldehyde-containing mediators, which we refer to as RASP (Reactive Aldehyde Species that are Pro-inflammatory). We have developed a family of novel small molecule RASP scavengers, led by our product candidate reproxalap, which has been shown in multiple clinical trials to diminish inflammation. In addition to the RASP scavenger platform, we intend to discover or license other immune-modulating product candidates with novel mechanisms of action. For example, we have in-licensed a clinical-stage product candidate ADX-1612 (investigated in oncology under the name ganetespib), which inhibits Heat Shock Protein 90 (HSP90), a mechanistically differentiated potential approach for treatment of a number of inflammatory diseases.

As a topical ophthalmic solution, reproxalap was developed for the treatment of ocular inflammation, and has now demonstrated statistically and clinically significant improvement across an aggregate of four Phase 2 clinical trials in dry eye disease, allergic conjunctivitis, and noninfectious anterior uveitis. Utilizing our experience in ocular inflammation, we intend to develop other RASP scavengers for systemic immune disease. In addition to our internal product development for systemic inflammatory diseases, we announced in February 2018 a partnership with Janssen, a Johnson & Johnson company, to develop other RASP scavengers for immune-mediated diseases. In the future, we may enter into additional partnerships that facilitate the development and commercialization of our product candidates.

As a topical dermatologic formulation, reproxalap demonstrated activity in improving the dermatologic disease in patients with Sjögren-Larsson Syndrome (SLS), a rare inborn error of metabolism caused by genetic mutations in fatty aldehyde dehydrogenase, leading to accumulation of toxic aldehydes. SLS patients suffer from severe and generally intractable dermatologic and neurological disease. There is no therapy specifically for SLS that has been approved by the United States Food & Drug Administration (FDA), and no therapy is generally effective for the treatment of the skin disorder associated with SLS. As with our inflammation programs, we intend to continue to develop and, if approved by regulatory authorities, commercialize reproxalap for the treatment of the skin disease associated with SLS.

Our program in dry eye disease has begun Phase 2b clinical testing. Our program in noninfectious anterior uveitis has begun Phase 3 clinical testing, and our programs in allergic conjunctivitis and SLS are expected to begin Phase 3 clinical testing in the second quarter of 2018. Our systemic inflammation programs for our RASP scavenger platform and ADX-1612 are expected to begin clinical testing in 2019. A novel RASP scavenger is in pre-clinical development for retinal disease. All of our development timelines may be subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, and other factors that could delay the initiation, completion, or reporting of clinical trials. Our pipeline is illustrated below.

Since our incorporation, we have devoted substantially all of our resources to the preclinical and clinical development of our product candidates. Our ability to generate revenues largely depends upon our ability, alone or with others, to complete development of our product candidates to obtain regulatory approvals for and to manufacture, market, and sell our product candidates. The results of our operations will vary significantly from year-to-year and quarter-to-quarter, and depend on a number of factors, including risks related to our business and industry, risks relating to intellectual property and other legal matters, risks related to our common stock, and other risks that are detailed in the section of this annual report on Form 10-K entitled “Risk Factors.”

The Markets for Our Product Candidates

Dry Eye Disease, Allergic Conjunctivitis, and Allergic Dry Eye Disease

The symptoms of dry eye disease (pain, dryness, gritty sensation) and allergic conjunctivitis (ocular itching, tearing) are chronic and persistently disturbing, leading to loss of work and substantial economic burden. There are approximately 20 million dry eye disease patients in the United States, yet only two drugs are approved for dry eye disease treatment, Restasis® (cyclosporine 0.05%) and Xiidra® (lifitegrast 5%). Both drugs are generally considered by patients and physicians to be inadequate, and may require weeks or months of treatment to achieve even modest clinical benefit. There are approximately 100 million patients in the United States with allergic conjunctivitis, and, we believe that approximately 30 million of such patients do not respond to, or are dissatisfied with, topical antihistamines, the current standard of care. A primary reason for dissatisfaction with antihistamines appears to be lack of durable activity, which may be due to the fact that increased histamine levels persist for only 10 to 20 minutes following allergen exposure.

There is a high comorbidity between dry eye disease and allergic conjunctivitis, two of the most common inflammatory disorders of the eye. Approximately half of dry eye patients complain of itching, which is generally the result of allergy, and approximately half of allergic conjunctivitis patients complain of dryness. In the United States, despite a patient population of approximately 10 million, no drug is approved for the treatment of patients that suffer from both dry eye disease and allergic conjunctivitis, a condition that we refer to as allergic dry eye disease (ADED). Neither Xiidra® nor Restasis® has demonstrated efficacy in patients with allergic conjunctivitis, and antihistamines exacerbate ocular dryness. Thus, with the possible exception of topical corticosteroids (discussed below), we believe that no currently marketed drug for dry eye disease or allergic conjunctivitis is likely to be effective for the treatment of ADED. Further, given the lack of available therapy, we believe that ADED is generally not adequately treated today.

By sequestering RASP, which are elevated in a variety of inflammatory diseases of the eye, reproxalap represents a novel mechanism for diminishing ocular inflammation in dry eye disease, allergic conjunctivitis, and, potentially, ADED. In a Phase 2a clinical trial in dry eye disease and two Phase 2 clinical trials in allergic conjunctivitis, reproxalap demonstrated consistent statistically significant and clinically relevant activity. Depending on the results of our Phase 2b and planned Phase 3 clinical trials in dry eye disease, reproxalap has the potential to compete directly with Restasis® and Xiidra®. Depending on the results of planned clinical trials in patients with ADED, and given that no currently marketed drug has demonstrated activity in ADED, reproxalap, if approved by regulatory authorities, could be used as first-line therapy for the treatment of ADED.

Most proprietary topical ophthalmic solutions are marketed at prices from $100 to $500 per month. Given that reproxalap potentially represents first-line therapy in ADED and, depending on clinical results, could offer superior efficacy or tolerability relative to existing medications in dry eye disease, our current expectation is that reproxalap could be priced similarly to, or at a premium to, currently marketed drugs for dry eye disease. Assuming a patient population of 10 million, the total addressable market for reproxalap therapy in dry eye disease, allergic conjunctivitis, and ADED is approximately $10 billion in the United States.

Contingent on the results of current and planned clinical trials, in addition to regulatory authority approval, we intend to commercialize reproxalap ophthalmic solution directly and through marketing partnerships. Based in part on similar proprietary topical ocular product launches, we expect that approximately 300 sales representatives are required in the United States to launch reproxalap for ocular inflammation associated with dry eye disease, allergic conjunctivitis, and ADED.

Noninfectious Anterior Uveitis

There are approximately 150,000 patients in the United States with noninfectious anterior uveitis, a potentially blinding disease that is currently treated with topical ocular corticosteroids. Topical ocular corticosteroid therapy is generally effective but toxic, leading to acute elevations of intraocular pressure that may result in glaucoma, another potentially blinding condition that requires lifelong daily medical therapy. Nearly all patients with noninfectious anterior uveitis will eventually develop glaucoma, in part due to corticosteroid therapy.

In a Phase 2 clinical trial in which patients were treated with either reproxalap, topical corticosteroids, or a combination of reproxalap and low-dose topical corticosteroids, reproxalap monotherapy was statistically non-inferior to either corticosteroid monotherapy or combination therapy, suggesting that reproxalap treatment was as effective as corticosteroid treatment. Unlike corticosteroids, reproxalap has not been shown to induce elevations in intraocular pressure. Thus, reproxalap represents a potentially safer therapeutic option for patients suffering from noninfectious anterior uveitis.

Given the potential safety advantage of reproxalap, in conjunction with the relative rarity of noninfectious anterior uveitis, we expect that pricing could approach or exceed the high end of the current topical ocular medication range, approximately $500 per course. On average, most noninfectious anterior uveitis patients require one to two courses of treatment per year.

Contingent upon the results of the current Phase 3 clinical trial, in addition to FDA marketing approval, we intend to commercialize reproxalap ophthalmic solution for the treatment of noninfectious anterior uveitis. Because the disease is severe and requires particular medical expertise, we estimate that there are only approximately 30 to 50 medical centers in the United States that specialize in the treatment of noninfectious anterior uveitis. We believe that we will be able to market reproxalap to those centers with a small number of medical science liaisons.

There are many ocular inflammatory diseases that are treated with topical ocular corticosteroids, including scleritis, post-operative inflammation, graft versus host disease, blepharitis, and cyclitis. In 2016, total sales of topical ocular corticosteroids were approximately $800 million in the United States. Given the potential safety advantages over corticosteroids, reproxalap and similar product candidates have the potential to be first-line treatment options for corticosteroid-responsive diseases in the United States, assuming sufficient clinical testing required to receive FDA marketing approval.

Systemic Autoimmune Disease

Autoimmune diseases are generally chronic systemic conditions characterized by excessive and misdirected inflammatory responses to host proteins. In aggregate, autoimmune diseases and related systemic inflammatory disorders represent tens of millions of patients in the United States. Sales of drugs for autoimmune disease are expected to exceed $100 billion in 2020. In 2016, three of the top five highest-selling drugs, totaling approximately $33 billion in U.S. sales, were prescribed for a variety of inflammatory disorders, including Crohn’s disease, rheumatoid arthritis, psoriasis, ulcerative colitis, and ankylosing spondylitis. The potential market for immune-modulating therapies could continue to expand, since excessive inflammation may be critical to the development and progression of cardiovascular disease, diabetes, Alzheimer’s disease, and many other conditions that are not typically defined as inflammatory or autoimmune diseases.

Given the complex pathophysiology of systemic inflammatory disorders, many of which are caused by a variety of pro-inflammatory mediators, therapy often requires combinations of drugs with distinct mechanisms of action. Thus, we believe, novel product candidates for inflammation are in high demand.

Because RASP appear to be involved in the generation and potentiation of inflammation in general, we believe the potential therapeutic applicability of RASP scavengers is broad. We are not aware of any other company actively developing RASP scavengers, although we have partnered with Johnson & Johnson to develop novel RASP sequestering agents for the treatment of systemic inflammatory disease. Thus, the RASP scavenger platform represents a potential novel therapeutic approach for a variety of common inflammatory conditions.

ADX-1612 (investigated in oncology under the name ganetespib) is a novel drug candidate that inhibits Heat Shock Protein 90 (HSP90). HSP90 is involved in the processing of a variety of proteins, and appears to be particularly important in cellular proliferation. Many inflammatory diseases are at least in part the result of hyper-proliferation of immune cells, a phenomenon known as lymphoproliferation, which is related to immune cell cancers, such as leukemia and lymphoma. Lymphoproliferative diseases include systemic lupus erythematosus (lupus), autoimmune lymphoproliferative syndrome, Waldenstrom’s macroglobulinemia, Wiskott-Aldrich syndrome, post-transplant lymphoproliferative disorder, and myelodysplastic syndromes. We are not aware of any other company that is developing an HSP90 inhibitor for systemic inflammatory disease. We expect to begin clinical testing of ADX-1612 in lymphoproliferative disease in 2019.

Retinal Disease

The retina is the light-sensing aspect of the eye, and is particularly sensitive to a variety of perturbations, including inflammation. Even minor pathological changes can result in significant vision loss. Thus, retinal therapy commands premium pricing, and, in aggregate, therapies for retinal disease represent one of the largest ocular pharmaceutical markets.

RASP and other toxic aldehydes are implicated in a variety of retinal diseases. Inflammatory retinal disorders that involve RASP include posterior uveitis, panuveitis, uveitis-associated macular edema, diabetic macular edema, and diabetic retinopathy. Separately, aldehydes and aldehyde-adduct aggregates accumulate in dry age-related macular degeneration, Stargardt Disease (juvenile dry age-related macular degeneration-like disease), and Sjögren-Larsson Syndrome-associated maculopathy. We believe that the number of patients affected by retinal disorders is considerable. For example, diabetic retinopathy and dry age-related macular edema represent approximately 19 million patients in the United States.

Sjögren-Larsson Syndrome

Sjögren-Larsson Syndrome (SLS) is a rare inborn error of metabolism caused by mutations in an enzyme that metabolizes fatty aldehydes, resulting in severe skin, neurological, and retinal disorders. Genetic mutation analysis suggests that there are approximately 1,000 SLS patients in the United States.

The primary day-to-day complaint of SLS patients and their caregivers is ichthyosis, a severe skin disease characterized by thick, scaly, dry, flaking, wrinkled, pigmented, pruritic (itchy), inflamed skin. SLS patients are consistently disturbed by pruritus and often excoriate skin by scratching. The scales that accumulate on the surface of the skin are subject to bacterial overgrowth, which results in an unpleasant odor that is associated with some SLS patients. The ichthyosis in SLS affects most of the body, generally sparing only the face, palms, and soles. Considerable social stigma and emotional burden is common, especially given scale odor, the flaking skin, and the external perception that SLS patients suffer from diffuse cutaneous infectious disease. There is currently no specific therapy approved for the treatment of the dermatologic disease in SLS, though some patients and their caregivers apply non-specific topical creams, including keratinolytics (acids that soften skin), moisturizers, and retinoids. We believe that the effects of keratinolytic and moisturizing creams are minimal or non-existent in treating severe ichthyosis, and due to toxicity, retinoids are not suitable for chronic use.

The dermatologic disease in SLS is thought to be caused by aldehyde-mediated modification of lipids (fats) that are generated in the epidermis (the most superficial layer of skin) to form a moisture barrier that holds water in the skin. Moisture barrier compromise leads to water loss, which in turn leads to epidermal thickening characteristic of ichthyosis. We believe that by lowering levels of aldehydes and thereby preventing lipid modification and the ensuing moisture barrier dysfunction, reproxalap, when applied topically to the skin, has the potential to ameliorate the dermatologic symptoms of SLS.

We have completed a payer survey to assess potential pricing of topical dermatologic reproxalap for the treatment of ichthyosis associated with SLS. During the survey, payers were informed that topical dermatologic reproxalap is unlikely to affect the neurological and retinal aspects of SLS, and that daily lifelong therapy covering 90% of the body surface could be required for disease control. Assuming genetic diagnosis of SLS, payers generally noted that coverage was possible within a range of $200,000 to $400,000 per patient per year.

The Competitive Landscape of Our Product Candidates

The pharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies, academic institutions, government agencies, and research institutions. We believe that the key competitive factors that will affect the development and potential commercial success of our product candidates are efficacy, safety, tolerability, and the ability to reduce the dependence on, or the dose of, more toxic drug products.

Many of our potential competitors have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for products and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product that we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. In addition, the development of new treatment methods for the diseases we are targeting could render our products non-competitive or obsolete.

While our product candidates may manifest efficacy and/or safety advantages, many marketed therapies are generic or may be priced considerably lower than the pricing we anticipate for our product candidates. Pricing factors may discourage the initial or prolonged use of our product candidates.

RASP Scavenger Platform

A number of academic groups have published on the concept of reducing aldehyde levels, primarily by using compounds with amines (certain nitrogen-containing compounds) that react with aldehydes through a chemical process known as the Schiff base reaction. Various aldehyde-binding amines have been described, particularly carnosine (a naturally occurring dipeptide), which has other potential mechanisms of action unrelated to aldehydes. At least one group has published on the use of certain nitrogen-containing marketed products to temporarily, in a reversible manner, bind retinaldehyde as a potential therapy for retinal disease. Schiff base reactions have also been mentioned as possible explanations for a portion of the activity of aminoguanidine, pyridoxamine, and possibly other non-proprietary amine-containing compounds that have been tested in clinical trials for diabetic nephropathy. However, the Schiff base reaction is reversible, and generally the substrates (precursors) and products of the reaction exist in equilibrium such that at any point in time, the aldehyde substrate may be bound or unbound. In this way, Schiff base reactions alone represent reversible and temporary aldehyde binding, and likely lead to the relocation of aldehydes rather than the elimination of aldehydes. We believe that reproxalap and chemically related product candidates that we have discovered are differentiated from the above approaches in that the chemical structures of our product candidates are novel, and the reaction with aldehydes has been observed to be essentially irreversible in vivo, which we believe may result in a more effective means of diminishing RASP and other toxic aldehyde levels.

Other Immune-Modulating Pharmacotherapies

A myriad of new treatments have been or are being developed to treat inflammatory diseases, and have been used, or in theory could be used, for the treatment of the diseases that our product candidates are intended to target. Immune-modulating products include cytokine inhibitors, immune cell receptor inhibitors, and Janus kinase inhibitors. Companies that currently market such therapies include Abbvie, Inc., Johnson & Johnson, UCB Inc. and UCB S.A., Amgen, Inc., Bristol-Myers Squibb Co., and Pfizer, Inc. Currently marketed products may manifest efficacy and safety advantages over our product candidates, and may be used to treat the diseases for which we are developing our product candidates.

Competitive Product Candidates by Indication

The pharmaceutical industry focused on immune-mediated disease is highly competitive and includes a number of established large and mid-sized companies with significantly greater financial, technical, commercial, and personnel resources than we have. Our market segment also includes smaller emerging companies whose activities may be directly focused on our target markets and areas of expertise. Our products, if approved for commercial use, will compete with a variety of generic and proprietary treatments offered by these competitors, depending on the approved indication. While we believe that our products may have certain favorable features, existing and new treatments may also possess advantages. Additionally, the development of other drug technologies and methods of disease prevention are occurring at a rapid pace, potentially rendering our products or technologies obsolete or noncompetitive.

We believe the primary competitors by indication with respect to our current programs in late stage-clinical testing are as follows:

Competitive Pharmaceuticals by Indication

Indication	Competitive Products
Dry Eye Disease	Topical immunomodulators (cyclosporine, lifitegrast), topical corticosteroids, artificial tear solutions

Allergic Conjunctivitis	Topical antihistamines and corticosteroids, nonsteroidal anti-inflammatory drugs (NSAIDs), mast cell stabilizers

Noninfectious Anterior Uveitis	Topical corticosteroids

Sjögren-Larsson Syndrome	Retinoids, keratinolytics, and moisturizers

We believe that there is significant unmet medical need for the diseases that we intend to study. If proven to be safe and effective, we believe that our product candidates could be used in place of or in addition to current therapies. Currently available therapy for the treatment of dry eye disease is generally considered by physicians and patients to be inadequate, may require weeks or months of treatment to achieve even moderate clinical benefit, and has not demonstrated clinical activity in allergic dry eye disease. Topical antihistamines for the treatment of allergic conjunctivitis are not effective for all patients, in part due to lack of durable activity following exposure to allergen and, in addition, exacerbation of ocular dryness. Topical corticosteroids for noninfectious anterior uveitis and other ocular inflammatory diseases are often associated with toxicity, including glaucoma, cataracts, and ocular infection. There is no approved therapy for SLS, and we believe that the current non-specific creams and medications for SLS are poorly effective, if effective at all.

Many drugs are in development for allergic conjunctivitis and dry eye disease. Novartis/Alcon (ESBA105, LME636) and EyeGate Pharmaceuticals, Inc. (EGP-437) have conducted or are conducting clinical trials in anterior uveitis. For the diseases we intend to study, there may be other developmental therapies of which we are not aware. We believe that there are no drugs in development specifically for ADED or SLS.

Our ability to compete successfully will depend in part on our ability to utilize our drug development expertise to identify, develop, secure rights to, and obtain regulatory approvals for promising pharmaceutical products before others are able to develop competitive products. Our ability to compete successfully will also depend on our ability to attract and retain skilled and experienced personnel. Additionally, our ability to compete may be affected because insurers and other third-party payors in some cases seek to encourage the use of cheaper, generic products, which could make our products less attractive.

Clinical Trial Results and Development Plans

Prior to marketing, our product candidates must satisfy regulatory authority requirements for safety and efficacy, including pivotal Phase 3 clinical assessment. Our active clinical programs with reproxalap have consistently demonstrated statistically and clinically significant efficacy, as well as acceptable safety and tolerability, and have advanced to late-stage clinical testing. Our material clinical results have been disclosed elsewhere in detail, and we encourage review of all clinical trial disclosures. Our program in dry eye disease has begun Phase 2b clinical testing. Our program in noninfectious anterior uveitis has begun Phase 3 clinical testing, and our programs in allergic conjunctivitis and SLS are expected to begin Phase 3 clinical testing in the first half of 2018. All of our development timelines may be subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, and other factors that could delay the initiation, completion, or reporting of clinical trials.

Dry Eye Disease

In September 2017, we announced that the results of a randomized, parallel-group, double-masked Phase 2a clinical trial of reproxalap ophthalmic solution demonstrated statistically and clinically relevant improvement from baseline in multiple signs and symptoms associated with dry eye disease. Fifty-one patients with moderate dry eye disease were randomized equally to receive either topical ocular reproxalap 0.1%, topical ocular reproxalap 0.5%, or topical ocular reproxalap 0.5% lipid formulation for 28 days, four times daily. Changes from baseline were assessed for standard dry eye disease signs and symptoms. Pooled results from all groups indicated statistically significant improvement from baseline in Symptom Assessment in Dry Eye (SANDE) Score, Ocular Discomfort Score, Overall Four-Symptom Score, Schirmer (Tear Volume) Test, tear osmolarity, and Lissamine Green ocular surface staining score. A modest dose-response was observed, and activity increased over time from Day 8 to Day 28, supportive of drug activity. Levels of malondialdehyde, a RASP mediator sequestered by reproxalap, were significantly reduced in the tears of patients, supportive of the differentiated mechanism of action of reproxalap relative to other therapies in dry eye disease.

The primary objective of the trial was to select a formulation and dose range for a Phase 2b clinical trial. Based on consistent statistically and clinically significant activity across multiple sign and symptom endpoints, and tolerability consistent with that of standard of care, topical ocular reproxalap 0.1% was nominated for advancement. Relative to baseline, improvement after 28 days of topical ocular reproxalap 0.1% therapy (see figure below) was statistically significant or approached statistical significance for Ocular Discomfort Score, the dryness component of the Four-Symptom Score, Overall Four-Symptom Score, SANDE Score, Schirmer Test, tear osmolarity, and tear aldehyde levels. Effect sizes for topical ocular reproxalap 0.1% generally correlated with clinical significance for patient-reported outcomes.

Dry Eye Disease Phase 2a Clinical Trial Reproxalap 0.1% Effect Sizes for Signs and Symptoms

In January 2018, we announced the enrollment of the first patient in a Phase 2b clinical trial of topical ocular reproxalap for the treatment of dry eye disease (www.clinicaltrials.gov #NCT03404115). The trial is expected to enroll 300 patients with moderate dry eye disease, randomized equally to receive either topical ocular reproxalap 0.1%, topical ocular reproxalap 0.25%, or vehicle four times daily for 12 weeks. Standard dry eye disease signs and symptoms will be assessed. We expect to report the results of the Phase 2b trial in the second half of 2018.

Allergic Conjunctivitis

In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled Phase 2a clinical trial of reproxalap ophthalmic solution in patients with allergic conjunctivitis demonstrated statistically and clinically significant activity of reproxalap over vehicle in reducing ocular itching and tearing.

In June 2017, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled, multi-center Phase 2b clinical trial of topical ocular reproxalap in patients with allergic conjunctivitis demonstrated statistically and clinically significant activity of reproxalap over vehicle in reducing ocular itching. Using the conjunctival allergen challenge model (CAC), 154 healthy men and women with a history of allergic conjunctivitis were randomized in equal groups for treatment with topical ocular reproxalap 0.5%, topical ocular reproxalap 0.1%, or vehicle, and ocular inflammation was induced by exposure to allergen. For subjects challenged with seasonal allergens, the results demonstrated statistically significant activity of reproxalap over vehicle in reducing patient-reported ocular itching (scale 0 to 4) after a single dose. Responders were defined as subjects who improved two points from their baseline ocular itch score. The time to response vs. vehicle was statistically faster in 0.1% (p=0.02) and 0.5% (p=0.04, see figure below) reproxalap groups for subjects challenged with seasonal allergens. Reproxalap was generally well tolerated and there were no safety concerns observed during the trial.

Allergic Conjunctivitis Phase 2b Clinical Trial Two-Point Responder Analysis for Patient-Reported Ocular Itching Following a Single Dose of Topical Ocular 0.5% Reproxalap vs. Vehicle

In the second quarter of 2018, we expect to begin a planned Phase 3 CAC clinical trial of topical ocular reproxalap for the treatment of allergic conjunctivitis. The trial is expected to enroll up to 300 patients, randomized equally to receive a single dose of either topical ocular reproxalap 0.25%, topical ocular reproxalap 0.5%, or vehicle. Endpoints will include ocular itch score area under the curve and two-point ocular itch score response from baseline. We expect to report the results of the Phase 3 trial in the second half of 2018, or early 2019.

Noninfectious Anterior Uveitis

In May 2016, we announced that the results of our randomized, parallel-group, investigator-masked, active-controlled Phase 2 clinical trial of reproxalap ophthalmic solution in patients with noninfectious anterior uveitis demonstrated that reproxalap reduced inflammatory cell count in the anterior chamber of the eye to a degree similar to that of standard-of-care corticosteroid therapy (which may lead to cataracts and glaucoma in some patients), but without the intraocular pressure elevations that were observed in subjects treated with corticosteroids. Forty-five subjects were randomized equally to receive six weeks of treatment with one of the following: reproxalap 0.5% four times daily; Pred Forte® 1% (a corticosteroid) four times daily (tapered); or reproxalap 0.5% four times daily and Pred Forte® 1% two times daily (tapered). The results of the trial demonstrated that the activity of reproxalap was comparable to Pred Forte® in reducing anterior chamber inflammatory cell count (see figure below). At the week 4 visit, grade 0 cell count (zero or one cells) was observed in 53% of reproxalap-treated patients versus 38% of corticosteroid-treated patients. Elevations of intraocular pressure observed in corticosteroid-treated patients were not observed in reproxalap-treated patients (see figure below). Reproxalap was observed to be generally well tolerated and there were no serious adverse events.

Noninfectious Anterior Uveitis Phase 2 Clinical Trial Results for Anterior Chamber Cell Count Grade

Noninfectious Anterior Uveitis Phase 2 Clinical Trial Results for Intraocular Pressure (mmHg)

In April 2017, we announced the enrollment of the first patient in a Phase 3 clinical trial of topical ocular reproxalap 0.5% for the treatment of noninfectious anterior uveitis (www.clinicaltrials.gov #NCT03131154). The trial is expected to enroll up to 100 patients, randomized equally to receive either topical ocular reproxalap 0.5% or vehicle for four weeks. The primary endpoint is time to zero inflammatory cells in the anterior chamber of the eye. We expect to report results from the Phase 3 clinical trial in 2019.

Sjögren-Larsson Syndrome

In August 2016, we announced that the results of a randomized, parallel-group, double-blind, vehicle-controlled clinical trial of a dermatologic formulation of reproxalap for the treatment of the skin manifestations of SLS demonstrated clinically relevant activity of reproxalap in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS. Twelve SLS patients with moderate to severe ichthyosis were randomized equally to receive reproxalap 1% dermatologic formulation or vehicle formulation administered once daily on a 4 x 10 inch area of skin for two months. Ichthyosis was graded by a blinded central review of digital photographs, as well as by clinical exam, using the Ichthyosis Severity Score, which is comprised of assessments of global impression, scaling, erythema (redness), lichenification (thickness) and excoriation (abrasion). As assessed by central review, five of six subjects (83%) treated with reproxalap achieved a rating of “almost clear” or “mild” on global assessment. Six of six (100%) subjects treated with reproxalap improved over the course of therapy as assessed by central review (p < 0.05, see figure below), and the improvement was greater than that observed with vehicle-treated patients (p < 0.05). For reproxalap-treated subjects, mean reductions in ichthyosis severity were greater after eight weeks of therapy than after four weeks of therapy, suggesting a disease modifying effect of reproxalap. Reproxalap was observed to be generally well tolerated, and there were no significant adverse events, serious adverse events, or discontinuations in the trial.

Sjögren-Larsson Syndrome Phase 2 Clinical Trial Results for Each Reproxalap-Treated Patient as Assessed by Central Review

In the second quarter of 2018, we expect to begin a planned two-part Phase 3 clinical trial of topical dermatologic reproxalap for the treatment of ichthyosis associated with SLS. Part 1 of the trial is expected to enroll nine patients, randomized 2:1 to receive either topical dermatologic reproxalap 1% or vehicle, respectively, for six months. Body surface area coverage will escalate from 20% to 90% over the course of treatment. The primary endpoint will be ichthyosis scaling in drug-treated patients, as assessed by the Visual Index for Ichthyosis Severity, a scoring system similar to the Ichthyosis Severity Score. Part 2 of the trial will be powered based on the results Part 1. The design of Part 2 will be similar to that of Part 1, except that 90% of the body surface area will be treated for six months. We expect to report the results of Part 1 of the Phase 3 trial in 2019.

The Science Supporting Our Product Candidates

Pro-Inflammatory Reactive Aldehyde Species and Other Toxic Aldehyde Molecules

In response to infection and other stimuli, pro-inflammatory reactive aldehyde species (RASP) are generated through a variety of metabolic processes, including alcohol oxidation, enzymatic and non-enzymatic lipid oxidation, and sphingosine metabolism. RASP appear to effect inflammation signaling via covalent binding to thiol and amine residues on proteins, including receptors and enzymes. RASP-protein adducts directly influence the function of proteins, leading the activation of intracellular inflammatory factors, including NF-kB, an important mediator in the inflammatory response. In addition, RASP adducts bind to Scavenger Receptor A, which also initiates pro-inflammatory signaling and leads to the formation of antibodies against the adducted protein, at least in part explaining the presence of host-directed antibodies in autoimmune diseases such as rheumatoid arthritis. Levels of RASP are generally observed to be elevated in ocular and systemic inflammatory disease, and thus represent therapeutic targets for immune-modulation.

Because of the inherent toxicity of aldehyde-containing molecules, most, if not all, living organisms contain enzymes, such as aldehyde reductases and aldehyde dehydrogenases, that convert aldehydes into non-toxic molecules. Genetic mutations in the aldehyde-metabolizing enzymes cause disease. In SLS, mutations in fatty aldehyde dehydrogenase are responsible for skin, neurological, and retinal disease. In particular, ichthyosis, the severe skin disease associated with SLS, is thought to be due to fatty aldehyde binding to epidermal fats that prevent moisture loss, leading to thick, scaly, dry, flaking, wrinkled, pigmented, pruritic (itchy), inflamed skin.

Aside from the stimulation of inflammation, there is no generally accepted biological role of high levels of aldehydes. Some physiologic molecules have aldehyde forms, including retinaldehyde (a form of Vitamin A) and pyridoxal and pyridoxal phosphate (forms of Vitamin B6), but the activity of these aldehydes is highly restricted by chaperone and other proteins that prevent reaction with other molecules, including our RASP scavengers. Thus, pharmacotherapeutic RASP and other aldehyde sequestration is expected not to adversely affect normal physiologic processes. Consistent with the lack of accessibility of chaperoned physiologic aldehyde-containing molecules, our most advanced aldehyde scavenger, reproxalap, which has been administered to over 250 subjects across six clinical trials, has been observed to be generally well tolerated and has not resulted in any serious adverse events.

The RASP Scavenger Platform

We are currently developing reproxalap, a new chemical entity, and other novel RASP scavengers for the treatment of inflammatory disease. Reproxalap is a small molecule designed specifically to sequester, and thereby allow for the degradation of, RASP and other toxic aldehyde-containing molecules. In in vitro and animal studies, reproxalap does not appear to affect most cellular components, including most receptors, enzymes, ion channels, or other proteins. Reproxalap has been shown to outcompete cellular constituents to covalently bind and trap RASP. Reproxalap-aldehyde adducts appear to be rapidly degraded in cellular environments, after which neither reproxalap nor RASP are detectable. Outside of biological systems, reproxalap-RASP adducts have shown to be remarkably non-reactive and stable, suggesting that reproxalap-RASP binding may be effectively irreversible. By forming covalent drug-RASP adducts that are then degraded, reproxalap and other RASP scavengers have the potential to substantially lower RASP levels.

We believe we have been the first to demonstrate the beneficial effects of RASP scavenging in a variety of animal models relating to inflammation, suggesting that reproxalap and analogs may have potent anti-inflammatory effects that persist hours after administration at a variety of different doses relevant to clinical testing.

•	In mouse models of ocular inflammation and post-surgical healing, topically applied reproxalap ophthalmic solution reduced ocular redness and inflammatory cytokines comparable to corticosteroid therapy and slowed the development of corneal haze (fibrosis). (Data presented at the Association for Research in Vision and Ophthalmology 2015 Annual Meeting)

•	In mice injected with a pro-inflammatory agent known as endotoxin, intraperitoneally administered reproxalap statistically reduced a variety of inflammatory cytokines (protein inflammatory mediators), including IL-5, Il-1ß, IL-17, and TNF-a, while up-regulating the primary anti-inflammatory cytokine, IL-10. Additionally, in models of mouse contact dermatitis (induced by phorbol myristate acetate) and allergic contact dermatitis (induced by sensitivity to oxazolone), reproxalap statistically reduced inflammation as measured by edema (swelling). (Data presented at the American Academy of Asthma Allergy and Immunology 2015 Annual Meeting)

•	In a model of radiation mucositis (oral inflammation) in hamsters, chronic subcutaneous administration of reproxalap reduced healing time and decreased fibrosis (scarring). (Data presented at the Multinational Association of Supportive Care in Cancer – International Society of Oral Oncology 2015 Annual Meeting)

•	In two different mouse models of inflammatory pain, intraperitoneally administered reproxalap dose-dependently reduced nociceptive behavior, suggesting that reproxalap down-regulates pain signaling in inflammation. (Data presented at the 2016 International Conference on Pain Research and Management)

•	In rat cardiomyocyte culture, reproxalap prevented fibrotic transformation, and inhibited NF-kB activation and IL-1ß release. (Data presented at the 2016 American Society for Cell Biology Annual Meeting)

Thus, we believe that the mechanism of action of RASP scavenging is potentially multifactorial – lowering inflammation, reducing healing time, diminishing scarring, and mitigating inflammatory pain – and may ameliorate inflammatory disease and deter disease progression in different ways simultaneously.

In addition to the development of reproxalap, we intend to continue the discovery and development of other novel RASP scavengers, and we intend to continue to develop intellectual property around such molecules. We have identified, synthesized, and tested numerous molecules that may be more potent than reproxalap in sequestering RASP. We are currently screening novel product candidates to address diseases where topical and systemic administration is applicable to reduce RASP-mediated pathology. We have nominated two new RASP scavengers, ADX-103 and ADX-629, for clinical development, which may begin in 2019, depending on additional preclinical data, regulatory discussions, funding, and other factors.

The Immune Modulating Activity of HSP90 Inhibition

In December 2016, we licensed rights to ADX-1612 for the treatment of all diseases, and we intend to focus development on systemic inflammatory disease, particularly lymphoproliferative diseases. ADX-1612 is a novel, highly potent small molecule HSP90 inhibitor that has completed numerous clinical trials in oncologic diseases. HSP90 is a protein involved in the processing of other proteins that are critical for physiologic cellular function. Inhibition of HSP90 leads to diminished cellular replication. We intend to develop ADX-1612 for the treatment of one or more systemic lymphoproliferative inflammatory diseases where excessive immune cell replication leads to inflammation, organomegaly, and other pathologies. ADX-1612 appears to be reasonably well tolerated at doses that may be sufficient to diminish immune cell replication.

HSP90 is elevated in autoimmune disease, and is believed to lead to broad activation of the immune system. Preclinical results have shown the potential of ADX-1612 to diminish inflammatory cytokines, immune cell numbers, autoantibody formation, and lymphadenopathy (pathologic swelling of the lymph glands, in part due to immune cell hyper-proliferation). In addition, ADX-1612 appears to preserve organ function in animal models of autoimmune disease. The immune-modulating potential of ADX-1612 was observed clinically in a patient treated for Chronic Myelocytic Leukemia, in whom resolution of vasculitis (a systemic autoimmune disease) occurred during treatment.

Intellectual Property and Proprietary Rights

Overview

We are building an intellectual property portfolio for reproxalap and other RASP scavengers in the United States and abroad. We currently seek, and intend to continue to seek, patent protection in the United States and internationally for our product candidates, methods of use, and processes for manufacture, and for other technologies, where appropriate. Our current policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad relating to proprietary technologies that are important to the development of our business. We also rely on, and will continue to rely on, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technologies that we consider important to our business, our ability to defend our patents, and our ability to preserve the confidentiality of our trade secrets and operate our business without infringing the patents and proprietary rights of third parties.

Patent Portfolio

Our patent portfolio currently includes patents and patent applications covering the composition, formulation, and uses of reproxalap, ADX-103, ADX-629, ADX-1612, and other novel compounds. As of December 31, 2017, we owned nine United States patents and five pending United States non-provisional patent applications, as well as numerous foreign counterparts to these patents and patent applications, relating to reproxalap, ADX-103 and ADX-629. Additionally, we have in-licensed certain patents and patent applications relating to ADX-1612. We expect the issued reproxalap composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign reproxalap composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2026. We expect other patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2026 to 2034. Reproxalap composition of matter patents have been issued in Australia, Canada, China, Europe (validated in approximately 14 member countries), Hong Kong, India, Japan, Mexico, Russia and South Korea. Reproxalap composition of matter patent claims are pending in Brazil.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and finished drug product for our preclinical research and clinical trials. We have no immediate plans to purchase, erect, or otherwise create any manufacturing facilities to be owned by us for any of these purposes, and intend to continue to depend on third-party contract manufacturers for the foreseeable future. We do not have any current contractual relationships for the manufacture of commercial supplies of our product candidates. If our product candidates are approved by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for the commercial production at such time. We may utilize third-party consultants to manage our manufacturing contractors. We believe that the active pharmaceutical ingredient and other materials needed for the formulation of our product candidates are relatively easy to manufacture, and that multiple suppliers and formulators could be employed for this purpose. Further, we believe the raw materials needed for manufacture of our product candidates, as well as other components of our formulations, are generally readily available currently from multiple sources.

Employees

As of December 31, 2017, we had 12 full time employees and had engaged a number of consultants. We intend to increase our employee base in connection with the continuing clinical development of our product candidates. We expect that a number of consultants previously engaged in development of our product candidates will participate in ongoing clinical and manufacturing activities. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

FDA approval is required before any new drug, such as a new chemical entity, or a new dosage form, new use or new route of administration of a previously approved product, can be marketed in the United States. The process required by the FDA before a new drug product may be marketed in the United States generally involves:

•	completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s good laboratory practice (GLP) regulation;

•	submission to the FDA of an IND for human clinical testing which must become effective before human clinical trials may begin in the United States;

•	approval by an independent institutional review board (IRB) at each site where a clinical trial will be performed before the trial may be initiated at that site;

•	performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices (cGCP) to establish the safety and efficacy of the proposed product candidate for each intended use;

•	satisfactory completion of an FDA pre-approval inspection(s) of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s current Good Manufacturing Practices (cGMP) regulations;

•	submission to the FDA of a new drug application (NDA) which must be accepted for filing by the FDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	payment of user fees, if applicable; and

•	FDA review and approval of the NDA.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources. Preclinical tests include laboratory evaluation of product chemistry, formulation, manufacturing and control procedures and stability, as well as animal studies to assess the toxicity and other safety characteristics of the product. The results of preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Preclinical testing may continue even after the IND is submitted. The IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions and places the clinical trial on a partial or complete clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Even if the IND becomes effective and the trial proceeds without initial FDA objection, the FDA may stop the trial at a later time if it has concerns, such as if the potential for unacceptable safety risks arise.

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

Clinical trials involve the administration of the investigational new product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials generally must register and report, at the NIH-maintained website ClinicalTrials.gov, key parameters of certain clinical trials. For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•	Phase 1: The investigational drug product is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.

•	Phase 2: The investigational drug product is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more extensive clinical trials.

•	Phase 3: These are commonly referred to as pivotal studies. When Phase 2 evaluations suggest that certain dosing regimens may be efficacious and may have an acceptable safety profile, trials may be undertaken in larger patient populations to further evaluate dosage and to obtain evidence of potential clinical efficacy and safety. These studies may include multiple, geographically-dispersed clinical trial sites. Data generated from these studies may be used to establish the overall risk-benefit profile of the investigational drug product and to provide adequate information for the labeling of the product, if approved.

•	Phase 4: In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the product’s safety and/or effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase 4 studies.

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

If an orphan drug-designated product subsequently receives the first FDA approval for the disease for which it was studied, the sponsor will be entitled to seven years of product marketing exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited and rare circumstances, for seven years. If a competitor obtains approval of the same drug, as defined by the FDA, or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease, the competitor’s exclusivity could block the approval of our product candidate in the designated orphan indication for seven years, unless superior safety or efficacy of our drug is demonstrated.

For some products, the FDA may require a risk evaluation and mitigation strategy (REMS) which could include measures imposed by the FDA such as prescribing restrictions, requirements for post-marketing studies and reporting or certain restrictions on distribution and use. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to prescription drug program fees. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the submission has been accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act (PDUFA), the FDA agrees to specific performance goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review NDAs have a goal of being completed within a ten-month timeframe after acceptance of filing. A Priority Review designation is given to products that offer major advances in treatment or provide a treatment where no adequate therapy exists. The goal for completing a Priority Review is six months after acceptance of filing.

It is likely that our product candidates will be granted a Standard Review. The review process may be extended by the FDA for three additional months to consider certain information or obtain clarification regarding information already provided in the submission. The FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions. In addition, for combination products, the FDA’s review may include the participation of both the FDA’s Center for Drug Evaluation and Research, the Center for Biologics Evaluation and Research, and the FDA’s Center for Devices and Radiological Health. This has the potential to complicate or prolong review of the application.

Before approving an NDA, the FDA may inspect the facility or facilities where the drug substance or drug product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP.

After the FDA evaluates the NDA and, in some cases, the related manufacturing facilities, it may issue an approval letter or a Complete Response Letter (CRL) to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if potential adverse safety findings are identified after the product reaches the market. In addition, the FDA may require post-approval testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Products may be promoted only for the approved labeled indications and in accordance with the provisions of the approved label, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms, such as a Black Box Warning, which highlights a specific warning. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, a company would be required to submit and obtain FDA approval of a new or supplemental NDA, which may require such company to develop additional data or conduct additional preclinical studies and clinical trials.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to product/device listing, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and may require prior FDA approval before being implemented. FDA regulations may also require investigation and correction of any deviations from cGMP and may impose reporting and documentation requirements upon us and any third-party manufacturers. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated seriousness, severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. The FDA does not regulate the practice of medicine. Physicians may prescribe for off-label uses; manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability, both at the federal and state levels.

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

Manufacturing Requirements

We and our third-party manufacturers must comply with applicable FDA regulations relating to FDA’s cGMP regulations and, if applicable, quality system regulation requirements for medical devices. The cGMP regulations include requirements relating to, among other things, organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA and may be subject to a pre-approval inspection before we can use them to manufacture our products. We and our third-party manufacturers are also subject to periodic unannounced inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including, among other things, warning letters, voluntary corrective action, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties.

Other Regulatory Requirements

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have an adverse effect on our ability to operate our business and generate revenues. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, operating results and financial condition. There are evolving legal requirements and other statutory and regulatory regimes that will continue to affect our business.

Research and Development Expenses

Substantially all of our research and development expenses incurred to date have been related to the development of reproxalap and our other product candidates. Our research and development expenses totaled $16.3 million for the year ended December 31, 2017 and $13.2 million for the year ended December 31, 2016.

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

Our business is subject to numerous risks. You should carefully consider the risks described below together with the other information set forth in this annual report on Form 10-K, which could materially affect our business, financial condition, and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, prospects, financial condition, and operating results.

Risks Related to our Business

We have incurred significant operating losses since inception and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the years ended December 31, 2017 and 2016 was approximately $22.3 million and $18.7 million, respectively. As of December 31, 2017, we had total stockholders’ equity of $39.6 million and an accumulated deficit of $99.6 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Our product candidates, including reproxalap, are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product candidate. We have only one product candidate that has been the focus of significant clinical development: reproxalap, a novel small molecule chemical entity that is believed to trap and allow for the degradation of aldehydes, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are in part dependent on successful continued development and ultimate regulatory approval of reproxalap for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of reproxalap. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of reproxalap and our other product candidates. The future regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete necessary clinical trials;

•	we may not be able to provide evidence of safety and efficacy;

•	we may not be able to timely or adequately finalize the design or formulation of any product candidate or demonstrate that a formulation of our product candidate will be stable for commercially reasonable time periods;

•	the safety and efficacy results of our later phase or larger clinical trials may not confirm the results of our earlier trials;

•	there may be variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;

•	the results of our clinical trials may not meet the endpoints, or level of statistical or clinical significance required by the FDA, or comparable foreign regulatory bodies, for marketing approval;

•	the FDA, or comparable foreign regulatory bodies, may implement new standards, or change the interpretation of existing standards or requirements for the regulatory approval, in general or with respect to the indications our product candidates are being developed to treat;

•	patients in clinical trials for our product candidates may suffer adverse effects or die for reasons that may or may not be related to our product candidates;

•	if approved for certain diseases, our product candidates will compete with well-established and other products or therapeutic options already approved for marketing by the FDA, or comparable foreign regulatory bodies;

•	the effects of legislative or regulatory reform of the health care system in the United States or other jurisdictions in which we may do business; and

•	we may not be able to obtain, maintain, or enforce our patents and other intellectual property rights.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a NDA to the FDA, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market reproxalap and our other product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure that reproxalap and our other product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize, reproxalap and our other product candidates, we may not be able to generate sufficient revenue to continue our business.

Because the Company has no experience in commercializing pharmaceutical products, there is a limited amount of information about us upon which to evaluate our business prospects.

We have not yet demonstrated an ability to successfully overcome many of the pre-commercial and commercial risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan we will need to successfully:

•	execute our product candidate development activities, including successfully designing and completing our clinical trial programs and product design and formulation of future product candidates;

•	obtain required regulatory approvals for our product candidates;

•	manage our spending as costs and expenses increase due to the performance and completion of clinical trials, attempting to obtain regulatory approvals, manufacturing and commercialization;

•	secure substantial additional funding;

•	develop and maintain successful strategic relationships;

•	build and maintain a strong intellectual property portfolio;

•	build and maintain appropriate clinical, regulatory, quality, manufacturing, compliance, sales, distribution, and marketing capabilities on our own or through third parties;

•	price our product candidates, if approved, at expected levels and obtain and maintain sufficient insurance and reimbursement from insurers and other programs; and

•	gain broad market acceptance for our product candidates.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, raise capital, expand our business, or continue our operations.

The results of preclinical studies and earlier clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials, including reproxalap, may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, as product candidates proceed through development, the trial designs may often be different and may need to evolve and change from phase to phase, the vehicles or controls may be modified from trial to trial and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. Success in earlier clinical trials or clinical trials focused on a different indication does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through other phases of clinical testing. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. Moreover, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

Because we are developing novel product candidates for the treatment of diseases in a manner which there is little clinical drug development experience and, in some cases, are using new endpoints or methodologies, the regulatory pathways for approval are not well defined, and, as a result, there is greater risk that our clinical trials will not result in our desired outcomes.

Our clinical focus is on the development of new products for inflammation and an inborn error of metabolism. Our Phase 3 vehicle-controlled clinical program in noninfectious anterior uveitis and our planned Phase 3 clinical program in SLS represent the first such clinical trials performed. Further, we have proposed to the FDA a novel assessment methodology for our Phase 3 program in allergic conjunctivitis. Thus, the likelihood of success in our late-stage clinical programs cannot necessarily be predicted.

We could also face challenges in designing clinical trials and obtaining regulatory approval of our product candidates due to the lack of historical clinical trial experience for novel classes of therapeutics. Thus, it is difficult to determine whether regulatory agencies will be receptive to the approval of our product candidates and to predict the time and costs associated with obtaining regulatory approvals. The clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied classes of product candidates. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for our product candidates, would have an adverse impact on our business, prospects, financial condition, and results of operations.

Because our product candidates are, to our knowledge, new chemical entities, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of these product candidates and obtain the necessary regulatory approvals for commercialization.

Our product candidates are, to our knowledge, new chemical entities, and unexpected problems related to new technologies may arise that can cause us to delay, suspend or terminate our development efforts. As a result, short and long-term safety, as well as prospects for efficacy, are not fully understood and are difficult to predict. Regulatory approvals of new product candidates can be more expensive and take longer than approvals for well-characterized or more extensively studied pharmaceutical product candidates.

Our dermatologic topical formulation of reproxalap is unlikely to affect other clinical manifestations of Sjögren-Larsson Syndrome, which may decrease the likelihood of regulatory and commercial acceptance.

While the primary day-to-day complaint of SLS patients and their caregivers are symptoms associated with severe skin disease, SLS patients also manifest varying degrees of delay in mental development, spasticity, seizures, and retinal disease. In August 2016, we announced that the results of our randomized, parallel-group, double-masked, vehicle-controlled clinical trial of a dermatologic formulation of reproxalap for the treatment of the skin manifestations of SLS demonstrated clinically relevant activity of reproxalap in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS. Given the expected low systemic exposure of reproxalap when administered topically to the skin, it is not possible to anticipate the effect of reproxalap on the non-dermatologic conditions of SLS. Lack of effect in neurologic and ocular manifestations of SLS may negatively impact the potential market for reproxalap in SLS, and may also negatively impact reimbursement, pricing, and commercial acceptance of reproxalap, if approved.

Reproxalap and our other product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays, or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications, and patient population. Approval policies or regulations may change and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval and subsequent commercial success is never guaranteed.

Reproxalap and our other product candidates and the activities associated with development and potential commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other jurisdictions.

Our ongoing research and development activities and planned clinical development for our product candidates may be delayed, modified or ceased for a variety of reasons, including:

•	determining that a product candidate is ineffective or potentially causes harmful side effects during preclinical studies or clinical trials;

•	difficulty establishing predictive preclinical models for demonstration of safety and efficacy of a product candidate in one or more potential therapeutic areas for clinical development;

•	difficulties in manufacturing a product candidate, including the inability to manufacture a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under processes acceptable to the FDA for marketing approval;

•	the proprietary rights of third parties, which may preclude us from developing or commercializing a product candidate;

•	determining that a product candidate may be uneconomical to develop or commercialize, or may fail to achieve market acceptance or adequate pricing or reimbursement;

•	our inability to secure strategic partners which may be necessary for advancement of a product candidate into clinical development or commercialization; or

•	our prioritization of other product candidates for advancement.

The FDA or comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including but not limited to:

•	such authorities may disagree with the design or implementation of our or any of our future development partners’ clinical trials, including the endpoints of our clinical trials;

•	we or any of our future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;

•	such authorities may not accept clinical data from trials if conducted at clinical facilities or in countries where the standard of care is potentially different from the United States;

•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

•	we or any of our future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the design of such trials;

•	changes in the leadership or operation of such authorities, which may result in, among other things, the implementation of new standards, or changes to the interpretation or enforcement of existing regulatory standards and requirements;

•	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any of our future development partners contract for clinical and commercial supplies; or

•	the approval policies, standards or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.

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

Moreover, we cannot predict healthcare reform initiatives, including potential reductions in federal funding or insurance coverage, that may be adopted in the future and whether or not any such reforms would have an adverse effect on our business and our ability to obtain regulatory approval for our current or future product candidates. There are evolving legal requirements and other statutory and regulatory regimes that will continue to affect our business.

Any termination or suspension of, or delays in the commencement or completion of, our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Delays in the commencement or completion of our planned clinical trials for reproxalap or other product candidates could significantly affect our product development costs and timeline. We do not know whether future trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA, or an institutional review board, or IRB, failing to grant permission to proceed or placing a clinical trial on hold;

•	subjects failing to enroll or remain in our clinical trials at the rate we expect;

•	subjects choosing an alternative treatment for the indication for which we are developing reproxalap or other product candidates, or participating in competing clinical trials;

•	lack of adequate funding to continue the clinical trial;

•	subjects experiencing severe, serious or unexpected drug-related adverse effects, whether drug-related or otherwise;

•	a facility manufacturing reproxalap, any of our other product candidates or any of their components being ordered by the FDA or other government or regulatory authorities, to temporarily or permanently shut down due to violations of current Good Manufacturing Practices, or cGMP, or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•	inability to timely manufacture sufficient quantities of the applicable product candidate for a clinical trial or expiration of materials intended for use in a clinical trial;

•	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, current Good Clinical Practice or regulatory requirements, or other third parties not performing data collection or analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA or the finding of regulatory violations by the FDA or IRB, that require us or others to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold in part or on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;

•	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or

•	one or more IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial.

Product development costs will increase if we have delays in testing or approval of reproxalap or our other product candidates or if we need to perform more, larger, or longer clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we or our partners may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of or if we, the FDA or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenues, if any, will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of reproxalap or other product candidates could be significantly reduced.

We may find it difficult to enroll patients in our clinical trials or identify patients during commercialization (if our products are approved by regulatory agencies) for product candidates addressing orphan or rare diseases.

As part of our business strategy, we plan to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases. Given that we are in the early stages of clinical trials for reproxalap and our other product candidates, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in these rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Additionally, insufficient patient enrollment, may be a function of many other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

Any product candidate we or any of our future development partners advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

Unacceptable adverse events caused by any of our product candidates that we or others advance into clinical trials could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This in turn could prevent us from completing development or commercializing the affected product candidate and generating revenue from its sale.

We have not yet completed testing of any of our product candidates in humans for the treatment of the indications for which we intend to seek approval, and we currently do not know the full extent of adverse events that will be observed in subjects that receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials, which may be larger or longer than those previously conducted, we may not be able to obtain regulatory approval or commercialize such product candidate.

Final marketing approval for reproxalap or our other product candidates by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

After the completion of our clinical trials, assuming the results of the trials are successful, and the submission of an NDA, we cannot predict whether or when we will obtain regulatory approval to commercialize reproxalap or our other product candidates and we cannot, therefore, predict the timing of any future revenue. We cannot commercialize reproxalap or our other product candidates until the appropriate regulatory authorities have reviewed and approved the applicable applications. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for reproxalap or our other product candidates. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials, and FDA regulatory review. If marketing approval for reproxalap or our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected.

Even if we obtain marketing approval for reproxalap or any other product candidate, it could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any are approved.

Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance, or other potential additional clinical trials. Following approval, if any, of reproxalap or any other product candidate, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping, and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements, including those relating to quality control, quality assurance, and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated seriousness, severity, or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

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

The FDA has the authority to require a risk evaluation and mitigation strategy (REMS) plan as part of a NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry.

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

Even if we receive regulatory approval for reproxalap or any other product candidate, we still may not be able to successfully commercialize and the revenue that we generate from its sales, if any, could be limited.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, is also generally necessary for commercial success. In addition, we may not be able to price our products at the expected level or at levels that make successful commercialization viable. The pricing of our products will be subject to numerous factors, many of which are outside of our control, including the pricing of similar products. The degree of market acceptance of our product candidates will depend on a number of factors, including but not limited to:

•	demonstration of clinical efficacy and safety compared to other more-established products;

•	the limitation of our targeted patient populations and other limitations or warnings contained in any FDA-approved labeling;

•	acceptance of a new formulations by health care providers and their patients;

•	the prevalence, seriousness and severity of any adverse effects;

•	new procedures or methods of treatment that may be more effective in treating conditions for which our products are intended to treat;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors;

•	unfavorable publicity; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on the pricing of and anticipated revenues from our current or future product candidates for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop drug candidates.

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

Market acceptance and sales of our product candidates will depend significantly on the availability of adequate insurance coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. The reimbursement levels may be significantly less than the currently anticipated pricing of our product candidates. As a result of negative trends in the general economy in the United States or other jurisdictions in which we may do business, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. Reimbursement by a third-party payor may depend upon a number of factors including the third-party payor’s determination that use of a product candidate is:

•	a covered benefit under its health plan;

•	safe, effective, and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product candidate from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical, and cost effectiveness data for the use of the applicable product candidate to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Further, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidates. If reimbursement is not available or is available only in limited levels, we may not be able to commercialize certain of our product candidates profitably, or at all, even if approved. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the United States healthcare system were recently enacted, including changes to the methods for, and amounts of, Medicare reimbursement. More recently, the current presidential administration and many members of the United States Congress have attempted to repeal and replace the Patient Protection and Affordable Care Act (PPACA), but they have been unsuccessful in doing so as of the date of the filing of this report. We cannot predict the ultimate form or timing of any repeal or replacement of PPACA or the effect such repeal or replacement would have on our business. Regardless of the impact of repeal or replacement of PPACA on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. These reforms could significantly reduce payments from Medicare and Medicaid over the next ten years. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments, or the imposition of enrollment limitations on new providers, may change the availability, methods and rates of reimbursements from Medicare, private insurers, and other third-party payers for our current and future product candidates, if any, for which we are able to obtain regulatory approval. Some of these changes and proposed changes could result in reduced reimbursement rates for such product candidates, if approved, which would adversely affect our business strategy, operations, and financial results.

As a result of legislative proposals and the trend toward managed health care in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide coverage of approved product candidates for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for use of newly approved drugs, which in turn could lower drug pricing. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations, and additional legislative proposals as well as country, regional, or local healthcare budget limitations.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

As part of our growth strategy, we plan to evaluate the development and commercialization of other therapies related to immune-mediated diseases. We will evaluate internal opportunities from our compound libraries, and also may choose to continue to in-license or acquire other product candidates, as well as commercial products, to treat patients suffering from immune-mediated disorders with high unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials, and approval by the FDA and/or applicable foreign regulatory authorities. In-licensed product candidates may have been unsuccessfully developed by others in indications similar to those that we may pursue. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, adequately priced, successfully commercialized, or widely accepted in the marketplace or be more effective than other commercially available alternatives.

Orphan drug designation or Breakthrough Therapy Designation from the FDA may be difficult or impossible to obtain, and if we are unable to obtain one or both such designations for reproxalap or our other product candidates, regulatory and commercial prospects may be negatively impacted.

The FDA designates orphan drug designation status to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Drugs that receive an Orphan Drug Designation do not require prescription drug user fees at the time of marketing application, may qualify the drug development sponsor for certain tax credits, and can be marketed without generic competition for seven years. In April 2017, we announced that the FDA granted reproxalap orphan drug designation for the treatment of congenital ichthyosis, a severe skin disease characteristic of SLS. We believe that reproxalap and certain of our other product candidates may qualify as an orphan drug for noninfectious anterior uveitis, and possibly other diseases that we may test. However, we cannot guarantee that we will be able to receive orphan drug designation for indications other than treatment of ichthyosis or Breakthrough Therapy Designation from the FDA for reproxalap or our other product candidates. If we are unable to secure orphan drug designation or Breakthrough Therapy Designation for reproxalap or our other product candidates, our regulatory and commercial prospects may be negatively impacted.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of reproxalap and our other product candidates.

As of December 31, 2017, we had only 12 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

In addition, during challenging and uncertain economic environments and in tight credit markets, there may be a disruption or delay in the performance of our third party contractors, suppliers, or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected.

We rely on third parties to conduct our clinical trials. If any third party does not meet our deadlines or otherwise conduct the trials as required and in accordance with regulations, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected, or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct the clinical trials for reproxalap and for our other product candidates and, therefore, the timing of the initiation and completion of these trials is controlled by such third parties and may occur on substantially different timing from our estimates. Specifically, we use CROs to conduct our clinical trials and we also rely on medical institutions, clinical investigators, and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

There is no guarantee that any CROs, investigators, or other third parties on which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed, or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time, and may receive cash or equity compensation in connection with such services.

Some of our product candidates may be studied in clinical trials co-sponsored by organizations or agencies other than us, or in investigator-initiated clinical trials, which means we have minimal or no control over the conduct of such trials.

We currently anticipate that part of our strategy for pursuing the wide range of indications potentially addressed by our product candidates, including ADX-1612, will involve investigator-initiated clinical trials. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our internal clinical trials. While investigator-initiated trials may provide us with clinical data that can inform our future development strategy, we generally have less control over the conduct and design of the trials. Because we are not the sponsors of investigator-initiated trials, we do not control the protocols, administration, or conduct of the trials, including follow-up with patients and ongoing collection of data after treatment. As a result, we are subject to risks associated with the way investigator-initiated trials are conducted. In particular, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues, and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-initiated clinical trials could have a material adverse effect on our prospects and the perception of our product candidates. As a result, our lack of control over the conduct and timing of, and communications with the FDA regarding, investigator-sponsored trials expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates.

We rely completely on third parties to supply drug substance and manufacture drug product for our clinical trials and preclinical studies. We intend to rely on other third parties to produce commercial supplies of product candidates, and our dependence on third parties could adversely impact our business.

We are completely dependent on third-party suppliers of the drug substance and drug product for our product candidates. If third-party suppliers do not supply sufficient quantities of materials to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, there could be a significant interruption of our supplies, which would adversely affect clinical development. Furthermore, if any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications within regulatory requirements, we will not be able to secure and/or maintain regulatory approval, if any, for our product candidates.

We also rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. We do not have any control over the process or timing of the acquisition of raw materials by our contract manufacturers. Moreover, we currently do not have agreements in place for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial could considerably delay completion of that clinical trial, product candidate testing, and potential regulatory approval of that product candidate.

We do not expect to have the resources or capacity to commercially manufacture any of our proposed product candidates if approved and will likely continue to be dependent on third-party manufacturers. Our dependence on third parties to manufacture and supply clinical trial materials and any approved product candidates may adversely affect our ability to develop and commercialize our product candidates on a timely basis.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our products.

The process of manufacturing our products is complex, highly regulated, and subject to several risks, including:

•	The manufacturing of compounds is extremely susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

•	The manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures, and numerous other factors.

•

We and our contract manufacturers must comply with the FDA’s cGMP regulations and guidelines. We and our contract manufacturers may encounter difficulties in achieving quality control and quality assurance, and may experience shortages in qualified personnel. We and our contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or any delay, interruption, or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies, the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

Any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to account for inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

We may not be successful in establishing and maintaining development or other strategic partnerships, which could adversely affect our ability to develop and commercialize product candidates.

We have in the past, and may in the future, choose to enter into development or other strategic partnerships, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners and the negotiation process is time consuming and complex. Moreover, we may not be successful in our efforts to establish other development partnerships or other alternative arrangements for any of our product candidates or programs because our research and development pipeline may be insufficient, our product candidates or programs may be deemed to be at too early a stage of development for collaborative effort, and/or third parties may not view our product candidates or programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish development partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are below expectations. Any delay in entering into development partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce competitiveness, if approved.

Moreover, if we fail to maintain partnerships related to our product candidates:

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

We have in the past, and may in the future, form strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including the continued development or commercialization of reproxalap or our other product candidates. Strategic alliances may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for reproxalap or our other product candidates because third parties may view the risk of development failure as too significant or the commercial opportunity for our product candidate as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction.

If our competitors develop treatments for the target indications of our product candidates that are approved more quickly than ours, marketed more successfully, or demonstrated to be safer or more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. With the exception of SLS, there are a variety of drug candidates in development for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. Other parties may discover and patent treatment approaches and compositions that are similar to or different from ours. Competition in drug development is intense. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of reproxalap or our other product candidates. Inflammatory diseases may be treated with general immune suppressing therapies, including corticosteroids, some of which are generic. Our potential competitors in inflammatory diseases may be developing novel immune modulating therapies that may be safer or more effective than our product candidates.

We have no sales, marketing, or distribution capabilities and we will have to invest significant resources to develop these capabilities.

We have no internal sales, marketing, or distribution capabilities. If reproxalap or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop internal sales, distribution, and marketing capabilities, some of which will be committed prior to any confirmation that reproxalap or any of our other product candidates will be approved. We may not be able to hire consultants or external service providers to assist us in sales, marketing, and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing, and distribution functions ourselves, we could face a number of additional related risks, including:

•	we may not be able to attract and build an effective marketing department or sales force;

•	the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenues generated by reproxalap or any other product candidates that we may develop, in-license or acquire; and

•	our direct sales and marketing efforts may not be successful.

We are highly dependent on the services of our senior management team and certain key consultants.

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of three individuals and certain other employees: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer; Stephen J. Tulipano, our Chief Financial Officer; and David J. Clark, M.D., our Chief Medical Officer. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, and drug development consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

If we fail to attract and retain senior management and key commercial personnel, we may be unable to successfully develop or commercialize our product candidates.

We will need to expand and effectively manage our managerial, operational, financial, and other resources in order to successfully pursue our clinical development and commercialization efforts. Our success also depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel, and we may not be able to do so in the future due to intense competition among biotechnology and pharmaceutical companies, universities, and research organizations for qualified personnel. If we are unable to attract and retain the necessary personnel, we may experience significant impediments to our ability to implement our business strategy.

We expect to expand our management team. Our future performance will depend, in part, on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, adversely affecting future regulatory approvals, sales of our product candidates, and our results of operations.

We may encounter difficulties in managing our growth and expanding our operations successfully.

Because, as of December 31, 2017, we only had 12 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell our product candidates.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

In early 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, PPACA), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. Effective October 1, 2010, the PPACA’s definition of “average manufacturer price” was revised for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. The law appears likely to continue the pressure on pharmaceutical pricing, especially under Medicare, and may also increase our regulatory burdens and operating costs.

More recently, the current presidential administration and many members of the United States Congress have attempted to repeal and replace PPACA, but have been unsuccessful in doing so as of the date of the filing of this report. We cannot predict the ultimate form or timing of any repeal or replacement of PPACA or the effect such repeal or replacement would have on our business. Regardless of the impact of repeal or replacement of PPACA on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs.

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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce, or in return for, purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formula managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Over the past few years, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants, and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

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

The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, and statutory, regulatory, and policy changes.

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

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Currently, the FDA Commissioner position is vacant, pending the appointment of a new Commissioner by the new presidential administration. The confirmation process for a new commissioner may not occur efficiently. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions, and could greatly impact healthcare and the pharmaceutical industry.

In December 2016, the 21st Century Cures Act was signed into law, and was designed to advance medical innovation and empower the FDA with the authority to directly hire positions related to drug and device development and review. In the past, the FDA was often unable to offer key leadership candidates (including scientists) competitive compensation packages as compared to those offered by private industry. The 21st Century Cures Act is designed to streamline the agency’s hiring process and enable the FDA to compete for leadership talent by expanding the narrow ranges that are provided in the existing compensation structures.

Disruptions at the FDA and other governmental agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our operating results and business.

U.S. federal income tax reform could adversely affect us.

In December 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (TCJA), was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (IRC). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system, and modifies or repeals many business deductions and credits.

We continue to examine the impact the TCJA may have on our business. The TCJA is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our and our partners’ businesses cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors. Because of our valuation allowance in the U.S., ongoing tax effects of the Act are not expected to materially change our effective tax rate in future periods. The impact of the TCJA on holders of common stock is uncertain and could be materially adverse. This Annual Report does not discuss any such tax legislation or the manner in which it might affect investors in common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in common stock.

New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations, or financial conditions.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of reproxalap or our other product candidates.

We face an inherent risk of product liability as a result of the clinical testing of reproxalap and our other product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if reproxalap or our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for reproxalap or our other product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	the inability to continue to develop or commercialize reproxalap or our other product candidates; and

•	a decline in our stock price.

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

We and our development partners, third-party manufacturers, and suppliers use biological materials and may use hazardous materials, and any claims relating to improper handling, storage, or disposal of these materials could be time consuming or costly.

We and our development partners, third-party manufacturers, and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations and the operations of our development partner, third-party manufacturers, and suppliers also produce hazardous waste products. Federal, state, and local laws and regulations govern the use, generation, manufacture, storage, handling, and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

If we engage in an acquisition, reorganization, or business combination, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

From time to time, we have entered into, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies, or products, or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;

•	incur substantial debt that may place strains on our operations;

•	spend substantial operational, financial, and management resources in integrating new businesses, technologies and products; and

•	assume substantial actual or contingent liabilities.

Our internal computer systems, or those of our development partners, third-party clinical research organizations, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants, and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information, or other personal information, or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets, or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. Any of these events or circumstances could materially adversely affect our business, financial condition, and operating results.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition, and increase our costs and expenses. We rely on third-party manufacturers to produce reproxalap and our other product candidates. Our ability to obtain clinical supplies of reproxalap or our other product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Our employees or others may engage in misconduct or other improper activities including noncompliance with regulatory standards, regulatory requirements, and insider trading.

We are exposed to the risk of employee and others, fraud or other misconduct. Misconduct by employees, consultants, or agents could include intentional failures to comply with FDA regulations, provide accurate information to regulatory authorities, comply with manufacturing standards we have established, comply with federal and state health care fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Our current and former employees, consultants or sub-contractors may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our company’s brand, reputation and operations. Employee misconduct could also involve improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

In addition, during the course of our operations our directors, executives, employees, consultants, and other third parties may have access to material, nonpublic information regarding our business, our results of operations, or potential transactions we are considering. We may not be able to prevent trading in our common stock on the basis of, or while having access to, material, nonpublic information. If any such person was to be investigated or an action were to be brought against them for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

Risks Relating to Our Intellectual Property

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies, and the use of our product candidates or proprietary technologies as well as our ability to operate without infringing upon the proprietary rights of others. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations.

Composition-of-matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. While we have issued composition-of-matter patents in the United States and other countries for reproxalap, we cannot be certain that the claims in our patent applications covering composition-of-matter of our other product candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute. In addition, there are possibly treatment compositions and methods that we have not conceived of or attempted to patent, and other parties may discover and patent approaches and compositions that are similar to or different from ours.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;

•	patent applications may not result in any patents being issued;

•	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage;

•	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential product candidates;

•	there may be significant pressure on the United States government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•	countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop, and market competing product candidates.

In addition, we rely on the protection of our trade secrets and proprietary know-how. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants, and advisors, third parties may still obtain this information or may come upon this or similar information independently. If any of these events occurs or if we otherwise lose protection for our trade secrets or proprietary know-how, the value of our trade secrets or proprietary know-how may be greatly reduced.

Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patents that may be infringed by commercialization of reproxalap or our other product candidates. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could likely:

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

Although no third party has asserted a claim of patent infringement against us, others may hold proprietary rights that could prevent reproxalap or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market reproxalap or our other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing reproxalap or our other product candidates, which could harm our business, financial condition, and operating results.

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Pacific Western Bank. In the case of a continuing event of default under the loan, Pacific Western Bank, the lender, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Although as of December 31, 2017, we had sufficient cash and cash equivalents to repay all obligations owed to Pacific Western Bank if the debt was accelerated, in the event we do not or are not able to repay the obligations at the time a default occurred, Pacific Western Bank may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Pacific Western Bank under the loan, which includes our intellectual property.

Our issued patents could be found invalid or unenforceable if challenged in court.

If we or any of our future development partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

We may fail to comply with any of our obligations under existing or future agreements pursuant to which we license rights or technology, which could result in the loss of rights or technology that are material to our business.

We are a party to technology licenses, including the inlicense agreement for ADX-1612, and we may enter into additional licenses in the future. Such licenses do, and may in the future, impose commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we could lose valuable rights under our collaboration agreements and our ability to develop product candidates could be impaired. Additionally, should such a license agreement be terminated for any reason, there may be a limited number of replacement licensors, and a significant amount of time may be required to transition to a replacement licensor.

Our rights to develop and commercialize ADX-1612 are subject in part to the terms and conditions of a third party license, pursuant to which we have acquired exclusive rights to ADX-1612 and other intellectual property.

Our rights with respect to the intellectual property to develop and commercialize ADX-1612 may terminate, in whole or in part, if we fail to meet certain milestones contained in our license agreement relating to the development and commercialization of ADX-1612. We may also lose our rights to develop and commercialize ADX-1612 if we fail to pay required milestones or royalties. In the event of an early termination of our license agreement, all rights licensed and developed by us under this agreement may be extinguished, which may have an adverse effect on our business and results of operations.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees, consultants, or agents have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants and our employees were previously employed at, or may have previously provided or may be currently providing consulting services to, other biotechnology or pharmaceutical companies including our competitors or potential competitors. We may become subject to claims that our company or an employee, consultant, or agent inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team.

If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent terms and obtaining data exclusivity for our product candidate, our business may be materially harmed.

Depending upon the timing, duration, and specifics of FDA marketing approval of reproxalap or other product candidates, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest, and our business may be adversely affected. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources, and could adversely impact our financial condition or results of operations.

Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity. Therefore, obtaining and enforcing biotechnology patents is costly, time consuming, and inherently uncertain. In addition, Congress may pass patent reform legislation. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available or weakening the rights of patent owners. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the United States Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents, or to enforce our existing patents and patents we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

While we have issued composition-of-matter patents covering reproxalap and certain of our other product candidates in the United States and other countries, filing, prosecuting, and defending patents on reproxalap and our other product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and, further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Related to Our Financial Position and Need for Capital

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize reproxalap and our other product candidates.

We will require substantial future capital in order to complete the remaining clinical development for reproxalap and our other product candidates, and to potentially commercialize these product candidates, if approved. We expect our spending levels to increase in connection with our clinical trials of reproxalap and our other product candidates, as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•	the type, number, scope, progress, expansion costs, results of and timing of our planned clinical trials of reproxalap or any our other product candidates which we are pursuing or may choose to pursue in the future;

•	the need for, and the progress, costs and results of, any additional clinical trials of reproxalap and our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of reproxalap and our other product candidates;

•	the costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;

•	the costs and timing of obtaining or maintaining manufacturing for reproxalap and our other product candidates, including commercial manufacturing if any product candidate is approved;

•	the costs and timing of establishing sales and marketing capabilities and enhanced internal controls over financial reporting;

•	the terms and timing of establishing collaborations, license agreements, and other partnerships on terms favorable to us;

•	costs associated with any other product candidates that we may develop, in-license or acquire, including potential milestone or royalty payments;

•	the effect of competing technological and market developments;

•	our ability to establish and maintain partnering arrangements for development; and

•	the costs associated with being a public company.

Some of these factors are outside of our control. Our existing capital resources are not sufficient to enable us to fund the completion of our clinical trials and remaining development through commercial introduction. We expect that we will need to raise substantial additional funds in the near future.

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings, including debt financings. The state of the global economy and market instability has made the business climate volatile and more costly. Uncertain economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders or be excessively dilutive. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

If we are unable to obtain funding on a timely basis, we will be unable to complete the planned clinical trials for reproxalap and our other product candidates and we may be required to significantly curtail some or all of our activities. We also could be required to seek funds through arrangements with collaborative partners that may require us to relinquish rights to our product candidates or other technologies, or otherwise agree to terms unfavorable to us.

The terms of our secured debt facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We have a $5.0 million Credit Facility with Pacific Western Bank that is secured by a lien covering all of our assets as of December 31, 2017. As of December 31, 2017 and December 31, 2016, the outstanding principal balance under the Credit Facility was approximately $1.4 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or property; changing our business, including changing the composition of our executive team or board of directors; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; creating other liens on our assets; and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of transactions involving our common stock.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Prior to 2016, we had undergone two ownership changes and it is possible that additional ownership changes have occurred since. However, our management believes that we had sufficient “Built-In-Gain” to offset the Section 382 limitation generated by such ownership changes. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. In addition, we may not be able to have sufficient future taxable income prior to their expiration because net operating losses have carryforward periods. As a result of the passage of the Tax Cuts and Job Act, corporate tax rates in the United States will decrease in 2018, requiring remeasurement of our deferred tax assets at the new statutory rate, and a reduction in the value of our deferred tax assets in 2017. However, subject to annual limitations, NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOLs carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOLs carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

Our stock price has been and will likely continue to be volatile for the foreseeable future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid. The market price for our common stock may be influenced by many factors, including:

•	our ability to enroll patients in our planned clinical trials;

•	results of clinical trials, and the results of trials of our competitors or those of other companies in our market sector;

•	regulatory developments in the United States and foreign countries;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems, especially in light of current reforms to the United States healthcare system;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;

•	sales of our stock by insiders and 5% stockholders;

•	trading volume of our common stock;

•	general economic, industry, and market conditions other events or factors, many of which are beyond our control;

•	additions or departures of key personnel; and

•	intellectual property, product liability, or other litigation against us.

In addition, in the past, stockholders have initiated class action lawsuits against biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our clinical trial and development programs;

•	addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting reproxalap and our other product candidates;

•	our execution of any collaborative, licensing, or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	nature and terms of stock-based compensation grants; and

•	derivative instruments recorded at fair value.

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

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market (Nasdaq), such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

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

Our management has broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, management’s ultimate use of cash and cash equivalents may vary substantially from the currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. We expect to use of our cash and cash equivalents to fund our planned clinical trials of reproxalap and our other product candidates, development of other molecules that relate to immune-mediated disease, service our debt obligations and the remainder for working capital and other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited.

As of December 31, 2017, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 45.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirors to negotiate with our board of directors, the provisions would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock, and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our loan and security agreement with Pacific Western currently prohibits us from paying dividends on our equity securities, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in the value of our common stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased shares.

A substantial number of shares of our common stock could be sold into the public market in the near future, which could depress our stock price.

Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. Substantially all of our outstanding common stock are eligible for sale as are common stock issuable under vested and exercisable stock options. If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Existing stockholder sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2019, although circumstances could cause us to lose that status earlier, including: if we become a large accelerated filer; if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31; or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on emerging growth company exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We are incurring significant increased costs and demands upon management as a result of operating as a public company.

As a public company, we are incurring significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period up to five years from our Initial Public Offering. We intend to continue to take advantage of this new legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned, incurring unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may result in substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If public company rules and regulations divert the attention of our management and personnel from other business concerns, our business, financial condition, and results of operations could be adversely affected. Increased costs associated with public company expenses will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, public company rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements, the impact of which could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer an “emerging growth company,” each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will be required to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff.

Historically, we have not had sufficient accounting and supervisory personnel with the appropriate level of technical accounting experience and training necessary, or adequate formally documented accounting policies and procedures to support, effective internal controls. As we grow, we will hire additional personnel and engage in external temporary resources and may implement, document, and modify policies and procedures to maintain effective internal controls. However, we may identify deficiencies and weaknesses or fail to remediate previously identified deficiencies in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. We currently have limited research coverage by securities and industry analysts. If other securities or industry analysts do not commence coverage of our company, the trading price for our stock could be negatively impacted. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. The risk of securities class action litigation is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our business could be negatively affected as a result of the actions of activist stockholders.

Proxy contests have been waged against many companies in the biotechnology industry over the last few years. We may be particularly vulnerable to activist stockholders due to the highly concentrated ownership of our common stock. If faced with a proxy contest or other type of shareholder activism, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest or shareholder dispute involving us or our partners because:

•	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees;

•	perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations, or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to a board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

These actions could cause our stock price to experience periods of volatility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our offices are located in Lexington, Massachusetts. As of December 31, 2017, we had leased approximately 9,351 square feet of office space pursuant to leases that expire in 2020. Management believes that this office space is suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms.

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

Year Ended December 31, 2017	High	Low
First quarter	$5.90	$4.10
Second quarter	$5.65	$3.80
Third quarter	$11.90	$3.90
Fourth quarter	$8.30	$5.55

Year Ended December 31, 2016	High	Low
First quarter	$6.96	$3.39
Second quarter	$6.69	$4.11
Third quarter	$8.19	$5.03
Fourth quarter	$7.89	$4.45

Holders of Record

As of December 31, 2017, there were 10 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are developing next-generation medicines to improve the lives of patients with inflammatory diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease and other forms of ocular inflammation. We are leveraging our experience in ocular inflammation to develop other product candidates for systemic inflammatory disease. We intend to commercialize our products directly and through collaborations that expand global reach.

Our program in dry eye disease has begun Phase 2b clinical testing. Our program in noninfectious anterior uveitis has begun Phase 3 clinical testing, and our programs in allergic conjunctivitis and SLS are expected to begin Phase 3 clinical testing in the second quarter of 2018. Our systemic inflammation programs are expected to begin clinical testing in 2019. A novel product candidate is in pre-clinical development for retinal disease. All of our development timelines may be subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, and other factors that could delay the initiation, completion, or reporting of clinical trials.

Since our incorporation, we have devoted substantially all of our resources to the preclinical and clinical development of our product candidates. Our ability to generate revenues largely depends upon our ability, alone or with others, to complete development of our product candidates to obtain regulatory approvals for and to manufacture, market, and sell our product candidates. The results of our operations will vary significantly from year-to-year and quarter-to-quarter, and depend on a number of factors, including risks related to our business and industry, risks relating to intellectual property and other legal matters, risks related to our common stock, and other risks that are detailed in the section of this annual report on Form 10-K entitled “Risk Factors.”

In June 2016, we closed an underwritten public offering in which we sold an aggregate of 2,760,000 shares of common stock, including 360,000 shares sold in connection with the exercise in full by the underwriter of its option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $12.6 million, after deducting the underwriting discounts and commissions and the other offering expenses payable by us. In February 2017, we closed an underwritten public offering in which we sold 2,555,555 shares of its common stock, including 333,333 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $10.6 million, after deducting the underwriting discounts and commissions and the other estimated offering expenses payable by us. In June 2017, we entered into a Controlled Equity Offering SM Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor may sell such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Sales Agreement provides that Cantor will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. From January 1, 2018 through March 29, 2018, we sold an aggregate of 527,000 shares of our common stock and received $4.1 million after deducting commissions related to the Sales Agreement. In September 2017, we closed an underwritten public offering in which we sold an aggregate of 3,967,500 shares of common stock, including 517,500 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $26.9 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. In addition, as capital resources permit, we may augment or otherwise modify the clinical development plans described herein.

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

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•	per patient trial costs;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the design of the trials;

•	the cost of manufacturing the drug;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the cost of vehicle or active comparative agents used in trials;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up; and

•	the efficacy and safety profile of the product candidate.

We do not expect reproxalap and our other product candidates to be commercially available, if at all, for the next several years.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Our general and administrative expenses consisted primarily of payroll expenses for our full-time employees during the years ended December 31, 2017 and 2016. Other general and administrative expenses include professional fees for auditing, tax, and legal services, including patent related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintain compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Total other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For December 31, 2017, comprehensive loss is equal to our net loss of $22.3 million and an unrealized loss on marketable securities of $18,000. For December 31, 2016, comprehensive loss is equal to net loss of $18.7 million and an unrealized gain on marketable securities of $8,000.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this annual report on Form 10-K, we believe that the following accounting policies are the most critical in order to fully understand and evaluate our financial condition and results of operations.

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

We base our expense accruals related to non-clinical development, preclinical studies, and clinical trials on our estimates of the services received and efforts expended pursuant to contracts with organizations/consultants that conduct and manage clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts may depend on many factors, such as the successful enrollment of patients, site initiation, and the completion of clinical study milestones. Our service providers invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur, or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

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

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the risk-free interest rate, the expected volatility of our stock, the expected term of the award, and the expected dividend yield. We have computed the historical volatility of our own stock price and have determined that a volatility estimate of 77% is reasonable. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option for service-based awards. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon United States Treasury securities.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of employee stock option grants in 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Expected dividend yield	0%	0%
Anticipated volatility	76.52%-88.57%	88.57%
Stock price	$4.90 - $6.10	$3.94 - $7.48
Exercise price	$4.90 - $6.10	$3.94 - $7.48
Expected life (years)	5.50 -6.25	5.50 -6.25
Risk free interest rate	1.87% - 2.26%	0.59% - 2.20%

Other Information

Net Operating Loss Carryforwards

As of December 31, 2017, we have Federal and State income tax net operating loss (NOL) carryovers of approximately $62.8 million and $59.4 million, respectively, which will expire at various dates through 2037. As of December 31, 2017, we have Federal and State tax carryovers of credits for increasing research activities (R&D tax credits) of approximately $1.8 million and $299,000, respectively, which will expire at various dates through 2037.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Prior to 2016, we had undergone two ownership changes and it is possible that additional ownership changes have occurred since. However, our management believes that we had sufficient “Built-In-Gain” to offset the Section 382 limitation generated by such ownership changes. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. In addition, we may not be able to have sufficient future taxable income prior to their expiration because net operating losses have carryforward periods. As a result of the passage of the Tax Cuts and Job Act, corporate tax rates in the United States will decrease in 2018, resulted in the remeasurement of our deferred tax assets at the new statutory rate and a reduction in the value of our deferred tax assets in 2017. However, subject to annual limitations, net operating losses generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09 Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), to simplify the accounting for stock compensation. This update focuses on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. The Company adopted ASU 2016-09 in the quarter ended March 31, 2017, and it did not have a material impact on the Company’s financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments and is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact this standard might have on its financial statements.

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

Comparison of Years Ended December 31, 2017 and 2016

Net loss. Net loss for the years ended December 31, 2017 and 2016 was approximately $22.3 million and $18.7 million, respectively. As of December 31, 2017, we had total stockholders’ equity of $39.6 million. Losses have resulted principally from costs incurred in our clinical trials and other research and development programs, as well as from our general and administrative expenses.

Research and development expenses. Research and development expenses were $16.3 million for the year ended December 31, 2017 compared to $13.2 million for the same period in 2016. The increase of $3.1 million is primarily related to the increase in our external research and development expenditures, including clinical and manufacturing costs, and a decrease in personnel and preclinical costs.

General and administrative expenses. General and administrative expenses were $6.2 million for the year ended December 31, 2017, compared to $5.5 million for the year ended 2016. The increase of approximately $0.7 million is primarily related to an increase in personnel, legal, and professional service costs.

Other income (expense). Total other income (expense) was approximately $148,000 for the year ended December 31, 2017 compared to $(3,000) for the year ended December 31, 2015, and consisted of interest income partially offset by interest expense related to our credit facility.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our Credit Facility, discussed below. We have incurred operating losses since inception and negative cash flows from operating activities in devoting substantially all of our efforts towards research and development. At December 31, 2017, we had total stockholders’ equity of approximately $39.6 million, and cash, cash equivalents, and marketable securities of $42.9 million. During the year ended December 31, 2017, we had net loss of approximately $22.3 million. We expect to generate operating losses for the foreseeable future.

We are a party to a loan and security agreement (the Credit Facility) with Pacific Western Bank (Pacific Western, formerly Square 1 Bank), which was originally entered into in April 2012 and has been subsequently amended. Pursuant to the Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5.0 million available to us to fund expenses related to our clinical trials and general working capital purposes. The term loans were made available to us upon the following terms: (i) $2.0 million was made available in

November 2014 (which was used in part to refinance then outstanding loans from Pacific Western); and (ii) $3.0 million became available to us in May 2016 following the satisfaction of certain conditions, including receipt of positive Phase 2 clinical trial results in noninfectious anterior uveitis. In November 2017, we amended our Credit Facility such that any term loan we draw is payable as interest only prior to October 2018 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The annualized interest rate as of December 31, 2017 was 6.56%. The Credit Facility is collateralized by our assets, including our intellectual property. As of December 31, 2017, $1.4 million was outstanding under the Credit Facility. At December 31, 2017, the Credit Facility is shown net of a remaining debt discount of $59,000 which is being amortized using the effective interest method through the current maturity date of the Credit Facility, September 2021.

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

In February 2017, we closed an underwritten public offering in which we sold 2,555,555 shares of our common stock, including 333,333 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $10.6 million, after deducting the underwriting discounts and commissions and the other estimated offering expenses payable by us.

In June 2017, we entered into a Controlled Equity Offering SM Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor may sell such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and we may set the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Sales Agreement provides that Cantor will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. From January 1, 2018 through March 29, 2018, we sold an aggregate of 527,000 shares of our common stock and received $4.1 million after deducting commissions related to the Sales Agreement.

In September 2017, we closed an underwritten public offering in which we sold an aggregate of 3,967,500 shares of common stock, including 517,500 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $26.9 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us.

We believe that our cash, cash equivalents and marketable securities as of December 31, 2017, together with the proceeds of the sales of common stock under the Sales Agreement through March 29, 2018 and the amounts available under the Credit Facility, will be adequate to fund operations through the end of 2019 based on our current business plan. However, these amounts will not be sufficient for us to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the progress, costs, results of, and timing of our clinical development program for reproxalap and our other product candidates, including our current and planned clinical trials;

•	the need for, and the progress, costs, and results of any additional clinical trials of reproxalap or our other product candidates that we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of reproxalap and our other product candidates;

•	the outcome, costs, and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;

•	the timing and costs associated with manufacturing reproxalap and our other product candidates for clinical trials and other studies and, if approved, for commercial sale;

•	our need and ability to hire additional management, development, and scientific personnel;

•	the cost to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, filing, prosecuting, defending, and enforcing of any patents or other intellectual property rights;

•	the timing and costs associated with establishing sales and marketing capabilities;

•	market acceptance of reproxalap and our other product candidates;

•	the costs of acquiring, licensing, or investing in additional businesses, products, product candidates, and technologies; and

•	our need to remediate any material weaknesses and implement additional internal systems and infrastructure, including financial and reporting systems.

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

We will continue to incur costs as a public company including, but not limited to, costs and expenses for directors fees; increased directors and officers insurance; investor relations fees; expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and Nasdaq, on which our common stock is listed; and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls. The following table summarizes our cash flows for the years ended December 31, 2017 and 2016:

	Years ended December 31,
	2017	2016
Net cash used in operating activities	$(19,222,862)	$(15,147,512)
Net cash used in investing activities	(10,197,842)	(225,234)
Net cash provided by financing activities	37,428,980	12,738,941

Net increase (decrease) in cash and cash equivalents	$8,008,276	$(2,633,805)

Operating Activities. Net cash used in operating activities was $19.2 million in 2017, compared to net cash used in operating activities of $15.1 million in 2016. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for 2017 as compared to 2016 was due to an increase in research and development expenses, in addition to general and administrative expenses.

Investing Activities. Net cash used in investing activities in 2017 were $10.2 million, related primarily to the purchase of marketable securities partially offset by sales and maturities of marketable securities, compared to net cash used in investing activities in 2016 of $0.2 million, related primarily to the purchase of marketable securities partially offset by sales and maturities of marketable securities.

Financing Activities. Net cash provided by financing activities was $37.4 million for the year ended December 31, 2017, related to our underwritten public offerings, compared to net cash provided by financing activities of $12.7 million for year ended 2016, related to our underwritten public offerings.

Off-Balance Sheet Arrangements

Through December 31, 2017, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

In September 2017, we executed a Lease Agreement (the “Office Lease”), which was amended in November 2017. The amended lease as of December 31, 2017, consisted of approximately 9,351 square feet of office space of office space located in Lexington, Massachusetts (the “Premises”). We intend to use the Premises as our corporate headquarters. The term of the Office Lease is through December 31, 2020, or as extended under our option to extend in the Office Lease. The Office Lease provides for a monthly base rent of $13,559, commencing on December 1, 2017. In addition to the base rent, we are required to pay the landlord certain operating expenses, taxes, and other fees in accordance with the terms of the Office Lease.

Our long-term debt obligation consists of amounts we are obligated to repay under our Credit Facility with Pacific Western Bank, of which $1.4 million was outstanding as of December 31, 2017. In April 2012, we entered into the Credit Facility, which was subsequently amended to make term loans in a principal amount of up to $5.0 million available to us to fund expenses related to our clinical trials and general working capital purposes. The term loans were made available to us upon the following terms: (i) $2.0 million was made available on November 10, 2014 (which was used in part to refinance then outstanding loans from Pacific Western); and

(ii) $3.0 million which was made available to the Company in May 2016 following the satisfaction of certain conditions, including receipt of positive Phase 2 clinical trial results in noninfectious anterior uveitis. In November 2017, we amended our Credit Facility such that any term loan we draw is payable as interest-only prior to October 2018 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The following table summarizes our contractual obligations at December 31, 2017.

The following table summarizes our contractual obligations at December 31, 2017:

	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years
Credit Facility	$1,395,833	$116,319	$930,556	$348,958	$—
Operating lease obligations	$669,263	$203,272	$465,992	$—	$—

Total	$2,065,096	$319,591	$1,396,548	$348,958	$—

The table above detailing contractual commitments and obligations does not include severance pay obligations to certain of our executive officers in the event of a not-for-cause termination under existing employment contracts, or any contingent obligations under licensing agreements. The cash amount for which we might be liable upon any such termination, based on current executive pay and bonus levels, could be up to approximately $1.5 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates

Our exposure to market risk is currently confined to our cash, our cash equivalents, and our Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The annualized interest rate as of December 31, 2017 was 6.56%.

Effects of inflation

Inflation has not had a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is contained on pages 82 through 102 of this annual report on Form 10-K and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified by the United States Securities and Exchange Commission. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this annual report on Form 10-K. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and our Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of our evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain our disclosure controls as dynamic processes and procedures that we adjust as circumstances merit.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. Based on the assessment, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2017 (the Proxy Statement), and is incorporated in this annual report on Form 10-K by reference.

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

Other than with respect to the Securities Authorized for Issuance under Equity Incentive Plans contained below, the information required by this item will be contained in the Proxy Statement and is incorporated in this annual report on Form 10-K by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information as of December 31, 2017, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2013 Equity Incentive Plan (2013 Plan), 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan), 2004 Employee, Director and Consultant Stock Plan (2004 Plan) and our 2016 Employee Stock Purchase Plan (2016 ESPP).

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	3,820,078	(1)	$6.62	(2)	971,634	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	3,820,078	(1)	$6.62	(2)	971,634	(3)

(1)	Of these shares, 157,128 were underlying then outstanding restricted stock unit awards and 1,809,773 were subject to options then outstanding under the 2013 Plan, 413,130 were subject to options then outstanding under the 2010 Plan and 23,954 were subject to options then outstanding under the 2004 Plan.
(2)	Does not take into account restricted stock units, which have no exercise price.
(3)	Represents 779,856 shares of common stock available for issuance under our 2013 Plan and 191,778 shares of common stock available for issuance under our 2016 ESPP. No shares are available for future issuance under the 2010 Plan or 2004 Plan. Our 2013 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (1) 1,000,000 shares of our common stock; (2) 7% of the shares of common stock outstanding at that time; and (3) such other amount as our board of directors may determine. Our 2016 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lesser of: (1) 1% of the shares of common stock outstanding at that time; and (2) such other amount as our board of directors may determine. On January 1, 2018, an additional 1,000,000 shares became available for future issuance under the 2013 Plan and an additional 191,376 shares became available for future issuance under the 2016 ESPP. The additional shares from the annual increase on January 1, 2018 are not included in the table above.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement and is incorporated in this annual report on Form 10-K by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item will be contained in the Proxy Statement and is incorporated in this annual report on Form 10-K by reference.

PART IV

ITEM 15.	Exhibits and Financial Statements Schedules

The financial statements filed as part of this annual report on Form 10-K are listed in the Index to Financial Statements. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto. The Exhibits are listed in the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference)

4.1	Specimen stock certificate evidencing the shares of common stock (filed as Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

4.2	Amended & Restated Investor Rights Agreement dated as of December 20, 2012 (filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

4.3	Form of Representative’s Warrant Agreement (filed as Exhibit 4.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

4.4	Form of Warrant to Purchase Common Stock of Aldeyra Therapeutics, Inc. (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K as filed on January 15, 2015, and incorporated herein by reference)

4.5	Form of Warrant to Purchase Common Stock of Aldeyra Therapeutics, Inc. (filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K as filed on January 22, 2015, and incorporated herein by reference)

10.1	Form of Indemnity Agreement for Directors and Officers (filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.2†	Offer Letter, effective as of August 1, 2013, between the Registrant and Todd C. Brady, M.D., Ph.D. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 6, 2014, and incorporated herein by reference)

10.4†	Offer Letter, effective November 29, 2013 between the Registrant and Todd C. Brady, M.D., Ph.D. (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 6, 2014, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.4(a)†	Offer Letter Amendment, effective February 19, 2014 between the Registrant and Todd C. Brady, M.D., Ph.D. (filed as Exhibit 10.4(a) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.6†	2004 Employee, Director and Consultant Stock Plan, as amended, and form of option agreement thereunder (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 6, 2014, and incorporated herein by reference)

10.7†	2010 Employee, Director and Consultant Equity Incentive Plan, as amended, and form of option agreement thereunder (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 6, 2014, and incorporated herein by reference)

10.8†	2013 Equity Incentive Plan and form of option agreement thereunder (filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.8.(a)†	Form Notice of Stock Option Grant under the 2013 Equity Incentive Plan (filed as Exhibit 10.8(a) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.8(b)†	Form Notice of Stock Unit Award under the 2013 Equity Incentive Plan (filed as Exhibit 10.8(b) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.9	Loan and Security Agreement, dated as of April 12, 2012, between Square 1 Bank and the Registrant (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 6, 2014, and incorporated herein by reference)

10.10	Amendment No. 1 to Loan and Security Agreement, dated as of November 20, 2013 between Square 1 Bank and the Registrant (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 6, 2014, and incorporated herein by reference)

10.11	Amended and Restated Intellectual Property Security Agreement, dated as of November 20, 2013 between Square 1 Bank and the Registrant (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 6, 2014, and incorporated herein by reference)

10.12	Offer Letter dated June 13, 2014 between the Registrant and Stephen Tulipano (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (as filed on August 7, 2014, and incorporated herein by reference))

10.13	Sublease dated September 12, 2014 between the Registrant and MacLean Power L.L.C. (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (as filed on November 12, 2014, and incorporated herein by reference))

10.14	Second Amendment to Loan and Security Agreement, dated as of November 7, 2014, between Square 1 Bank and the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on November 12, 2014, and incorporated herein by reference)

10.16	Form of Registration Rights Agreement, dated as of January 14, 2015 (filed as Exhibit 10.43 to the Registrant’s Current Report on Form 8-K as filed on January 15, 2015, and incorporated herein by reference)

10.18	Form of Registration Rights Agreement, dated as of January 21, 2015 (filed as Exhibit 10.45 to the Registrant’s Current Report on Form 8-K as filed on January 22, 2015, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.19	Third Amendment to Loan and Security Agreement, dated as of March 18, 2015, between Pacific Western Bank and the Registrant. (filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (as filed on May 14, 2015, and incorporated herein by reference))

10.20	Fourth Amendment to Loan and Security Agreement, dated as of November 9, 2015, between Pacific Western Bank and the Registrant. (filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (as filed on November 13, 2015, and incorporated herein by reference))

10.21	Fifth Amendment to Loan and Security Agreement, dated as of December 1, 2016, between Pacific Western Bank and the Registrant (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (as filed on March 30, 2017, and incorporated herein by reference))

10.22†	Offer Letter between the Registrant and David J. Clark, M.D. dated December 15, 2015 (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (as filed on March 30, 2016, and incorporated herein by reference))

10.23	Sublease dated as of March 7, 2016 between Planck, LLC and the Registrant and Master Lease dated June 3, 2014 between WLC Three VI, L.L.C. and Plank, LLC (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (as filed on March 30, 2016, and incorporated herein by reference))

10.24†	Aldeyra Management Cash Incentive Plan (filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K as filed on March 18, 2016, and incorporated herein by reference)

10.25†	Aldeyra Therapeutics, Inc. Change in Control Plan (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (as filed on March 30, 2017, and incorporated herein by reference))

10.26	Controlled Equity OfferingSM Sales Agreement by and between Cantor Fitzgerald & Co. and the Registrant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 2, 2017 and incorporated herein by reference).

10.27	Lease Agreement by and between WLC Three VI, L.L.C. and the Registrant, dated as of September 11, 2017 (filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (as filed on November 9, 2017, and incorporated herein by reference)).

10.28*	First Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of November 27, 2017.

23.1*	Consent of BDO USA, LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Exhibit Title

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Compensation Arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this document.
*	Filed herewith.

The Exhibits listed in the Exhibit Index are filed as part of this annual report on Form 10-K.

ITEM 16.	Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Commonwealth of Massachusetts, on March 29, 2018.

ALDEYRA THERAPEUTICS, INC.

By:	/s/ Todd Brady, M.D., Ph.D.
Todd Brady, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd C. Brady, M.D., Ph.D. Todd C. Brady, M.D., Ph.D.	Chief Executive Officer and Director (principal executive officer)	March 29, 2018

/s/ Stephen J. Tulipano Stephen J. Tulipano	Chief Financial Officer (principal financial and accounting officer)	March 29, 2018

/s/ Richard H. Douglas, Ph. D. Richard H. Douglas, Ph.D.	Chairman of the Board of Directors	March 29, 2018

/s/ Ben Bronstein, M.D. Ben Bronstein, M.D.	Director	March 29, 2018

/s/ Martin J. Joyce Martin J. Joyce	Director	March 29, 2018

/s/ Gary Phillips, M.D. Gary Phillips, M.D.	Director	March 29, 2018

/s/ Jesse Treu, Ph.D. Jesse Treu, Ph.D.	Director	March 29, 2018

/s/ Neal Walker, D.O. Neal Walker, D.O.	Director	March 29, 2018

ALDEYRA THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Aldeyra Therapeutics, Inc.

Lexington, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aldeyra Therapeutics, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

March 29, 2018

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$20,023,337	$12,015,061
Marketable securities	22,923,462	12,897,584
Prepaid expenses and other current assets	1,018,967	218,682

Total current assets	43,965,766	25,131,327
Deferred offering costs	165,930	—
Fixed assets, net	43,262	56,352

Total assets	$44,174,958	$25,187,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,000,963	$275,441
Accrued expenses	2,236,465	1,946,251
Current portion of credit facility	116,319	77,546

Total current liabilities	3,353,747	2,299,238
Credit facility, net of current portion and debt discount	1,220,192	1,238,624

Total liabilities	4,573,939	3,537,862

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 19,137,639 and 12,576,325 shares issued and outstanding, respectively	19,138	12,576
Additional paid-in capital	139,241,635	98,938,446
Accumulated other comprehensive income (loss)	(17,831)	129
Accumulated deficit	(99,641,923)	(77,301,334)

Total stockholders’ equity	39,601,019	21,649,817

Total liabilities and stockholders’ equity	$44,174,958	$25,187,679

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2017	2016
Operating expenses:
Research and development	$16,302,568	$13,175,670
General and administrative	6,185,820	5,520,308

Loss from operations	(22,488,388)	(18,695,978)

Other income (expense):
Interest income	261,252	102,037
Interest expense	(113,453)	(105,509)

Total other income (expense), net	147,799	(3,472)

Net loss	$(22,340,589)	$(18,699,450)

Net loss per share – basic and diluted	$(1.40)	$(1.65)

Weighted average common shares outstanding – basic and diluted	15,921,884	11,352,230

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2017	2016
Net loss	$(22,340,589)	$(18,699,450)
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities	(17,960)	8,490

Total other comprehensive income/(loss)	$(17,960)	$8,490

Comprehensive loss	$(22,358,549)	$(18,690,960)

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Voting Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	9,712,521	9,713	83,478,851	(8,361)	(58,601,884)	24,878,319
Stock-based compensation	—	—	2,759,753	—	—	2,759,753
Issuance of common stock, net of issuance costs of $1,189,000	2,760,000	2,760	12,610,863	—	—	12,613,623
Issuance of common stock, upon exercise of stock options	103,804	103	88,979	—	—	89,082
Other comprehensive income	—	—	—	8,490	—	8,490
Net loss	—	—	—	—	(18,699,450)	(18,699,450)

Balance, December 31, 2016	12,576,325	12,576	98,938,446	129	(77,301,334)	21,649,817
Stock-based compensation	—	—	2,714,841	—	—	2,714,841
Issuance of common stock, net of issuance costs of $2,784,000	6,523,055	6,524	37,463,087	—	—	37,469,611
Issuance of common stock, Employee Stock Purchase Plan	31,485	31	125,261	—	—	125,292
Issuance of common stock, Restricted Stock Units	6,774	7	—	—	—	7
Other comprehensive loss	—	—	—	(17,960)	—	(17,960)
Net loss	—	—	—	—	(22,340,589)	(22,340,589)

Balance, December 31, 2017	19,137,639	$19,138	$139,241,635	$(17,831)	$(99,641,923)	$39,601,019

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,340,589)	$(18,699,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,714,841	2,759,753
Amortization of debt discount – non-cash interest expense	20,341	27,314
Net amortization of premium on debt securities available for sale	129,245	266,106
Depreciation	37,849	35,792
Change in assets and liabilities:
Prepaid expenses and other current assets	(800,285)	278,870
Accounts payable	725,522	(575,719)
Accrued expenses	290,214	759,822

Net cash used in operating activities	(19,222,862)	(15,147,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(24,759)	(11,810)
Purchases of marketable securities	(35,095,083)	(16,048,424)
Sales of marketable securities	24,922,000	15,835,000

Net cash used in investing activities	(10,197,842)	(225,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	37,469,611	12,649,859
Proceeds from issuance of common stock under equity incentive plans	125,299	89,082
Deferred offering costs paid in cash	(165,930)	—

Net cash provided by financing activities	37,428,980	12,738,941

NET (DECREASE)/INCREASE IN CASH	8,008,276	(2,633,805)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,015,061	14,648,866

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,023,337	$12,015,061

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$91,633	$78,128

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (the Company or Aldeyra) was incorporated in the state of Delaware on August 13, 2004 as Neuron Systems, Inc. On December 20, 2012, the Company changed its name to Aldexa Therapeutics, Inc. and, on March 17, 2014, the Company changed its name to Aldeyra Therapeutics, Inc. Aldeyra is developing next-generation medicines to improve the lives of patients with inflammatory diseases.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP).

Risks and Uncertainties – The ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the United States Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in the clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

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

The Company believes that its cash, cash equivalents and marketable securities as of December 31, 2017, together with the proceeds from the Sales Agreement through March 29, 2018 and the amounts available under the Credit Facility, will be adequate to fund operations through the end of 2019 based on its current business plan. The Company will need to raise additional capital to implement its business plan. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

Curtailment of operations would cause significant delays in the Company’s efforts to introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions, including fair value estimates for investments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s financial statements relate to accruals, including research and development costs, accounting for income taxes and the related valuation allowance and accounting for stock based compensation and the related fair value. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

RRAs are collateralized by deposits in the form of ‘Government Securities and Obligations’ for an amount not less than 102% of their value. The Company does not record an asset or liability related to the collateral as the Company is not permitted to sell or repledge the associated collateral. The Company has a policy that the collateral has at least an A (or equivalent) credit rating. The Company utilizes a third-party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the RRAs on a daily basis. RRAs with original maturities of greater than three months are classified as marketable securities.

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

Fair Value of Financial Instruments – Financial instruments including cash equivalents and accounts payable are carried in the financial statements at amounts that approximate their fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loan under its credit facility approximates market rates currently available to the Company. Marketable securities are carried at fair value and are more fully described in Note 5.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk principally consist of cash, cash equivalents and marketable securities. We place our cash and cash equivalents and marketable securities with financial institutions which management believes has high credit ratings. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions with whom we maintain deposits, and have not recorded any credit losses to-date.

Intellectual Property – The legal and professional costs incurred by the Company to acquire its patent rights are expensed as incurred and included in operating expenses. At December 31, 2017 and 2016, the Company has determined that these expenses have not met the criteria to be capitalized since the future benefits to be derived from the patents is uncertain. Intellectual property related expenses for the years ended December 31, 2017 and 2016 were $768,000 and $554,000, respectively.

Income Taxes – The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes, in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax liabilities and assets for expected future income tax consequences of events that have been recognized in the Company’s financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Research and Development Costs – Research and development (R&D) costs are charged to expense as incurred and relate to salaries, employee benefits, stock-based compensation related to employees, consulting services, other operating costs and expenses associated with preclinical and clinical trial activities. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as prepaid expenses. Accrued liabilities are recorded related to those expenses for which vendors have not yet billed us with respect to services provided and/or materials that we have received.

Preclinical and clinical trial expenses relate to third-party services, subject-related fees at the sites where the Company’s clinical trials are being conducted, laboratory costs, analysis costs, toxicology studies and investigator fees. Costs associated with these expenses are generally payable on the passage of time or when certain milestones are achieved. Expense is recorded during the period incurred or in the period in which a milestone is achieved. In order to ensure that the Company has adequately provided for preclinical and clinical expenses during the proper period, the Company maintains an accrual to cover these expenses. These accruals are assessed on a quarterly basis and are based on such assumptions as expected total cost, the number of subjects and clinical trial sites and length of the study. Actual results may differ from these estimates and could have a material impact on the Company’s reported results. The Company’s historical accrual estimates have not been materially different from actual costs.

Stock-Based Compensation – Stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation – Stock Compensation. For options, the fair value of stock-based payments is estimated, on the date of grant, using the Black-Scholes option pricing model. For restricted stock, fair value is based on the fair value of the stock on the date of grant. The resulting fair value for restricted stock and options expected to vest is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the applicable restricted stock or option. The Company records the effect of forfeitures and cancellations when they occur.

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

Comprehensive Loss – Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For December 31, 2017, comprehensive loss is equal to the Company’s net loss of $22.4 million and an unrealized loss on marketable securities of $17,960. For December 31, 2016, comprehensive loss is equal to net loss of $18.7 million and an unrealized gain on marketable securities of $8,490.

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

Recent Accounting Pronouncements –

In August 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15 (ASU 2016-15), Statement of Cash Flows. The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 may be adopted retrospectively or prospectively if it is impractical to apply the amendments retrospectively. The Company does not expect this standard to have a material impact on its financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 (ASU 2016-02), Leases. ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact this standard might have on its financial statements.

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

For the years ended December 31, 2017 and 2016, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Years ended December 31,
	2017	2016
Options to purchase common stock	2,246,857	1,498,585
Warrants to purchase common stock	1,384,608	1,384,608
Restricted stock units	157,128	27,096

Total of common stock equivalents	3,788,593	2,910,289

4.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At December 31, 2017, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$979,485	$—	$—	$979,485	$979,485	$—
Money market funds	1,043,852	—	—	1,043,852	1,043,852	—

U.S. reverse repurchase agreements	18,000,000	—	—	18,000,000	18,000,000	—
U.S. government agency securities	22,941,293	—	(17,831)	22,923,462	—	22,923,462

Available for Sale(1)	40,941,293	—	(17,831)	40,923,462	18,000,000	22,923,462

Total Cash, cash equivalents and current marketable securities					$20,023,337	$22,923,462

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities are less than one year at December 31, 2017.

5.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at December 31, 2017 or 2016, respectively.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$1,043,852	$—	$—	$1,043,852
U.S. reverse repurchase agreements(b)	—	18,000,000	—	18,000,000
U.S. government agency securities(b)	—	22,923,462	—	22,923,462

Total assets at fair value	$1,043,852	$40,923,462	$—	$41,967,314

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$70,212	$—	$—	$70,212
U.S. reverse repurchase agreements(b)	—	11,550,000	—	11,550,000
U.S. government agency securities(b)	—	12,897,584	—	12,897,584

Total assets at fair value	$70,212	$24,447,584	$—	$24,517,796

(a)	Money market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.
(b)	U.S. reverse repurchase agreements and U.S. government agency securities are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

Financial instruments including cash equivalents and accounts payable are carried in the financial statements at amounts that approximate their fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loan under its credit facility approximates market rates currently available to the Company. Marketable securities are carried at fair value.

6.	ACCRUED EXPENSES

Accrued expenses at December 31, 2017 and 2016 were:

	2017	2016
Accrued compensation	$788,570	$983,449
Accrued research and development	1,327,103	913,838
Accrued general & administrative	120,792	48,964

Accrued expenses	$2,236,465	$1,946,251

7.	CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its Credit Facility with Pacific Western, of which $1.4 million was outstanding as of December 31, 2017. The Company entered into the Credit Facility in April 2012 and it has been subsequently amended to make term loans in a principal amount of up to $5,000,000 available to the Company with proceeds to be used first to refinance outstanding loans from Pacific Western, second to fund expenses related to its clinical trials, and the remainder for general working capital purposes. The term loans are to be made available upon the following terms: (i) $2,000,000 was made available on November 10, 2014; and (ii) $3.0 million (the Tranche B Loan) which was made available to the Company in May 2016 following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. In November 2017, we amended our Credit Facility such that any term loan the Company draws is payable as interest-only prior to October 2018 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months.

The Credit Facility is collateralized by the Company’s assets, including its intellectual property. As of December 31, 2017, $1.4 million was outstanding under the Credit Facility. Future maturities of the existing term loans under the Credit Facility as of December 31, 2017 are as follows:

2018	$116,319
2019	465,278
2020	465,278
2021	348,958

Total	$1,395,833

In conjunction with obtaining the November 2013 amended credit facility, the Company issued a warrant exercisable for 9,692 shares of Series B Preferred Stock with an exercise price of $5.16 per share and a term of seven years (Note 10). The warrant was valued at $178,000 and, together with the fair value of the warrant issued in connection with the April 12, 2012 Credit Facility ($88,000), was recorded as a discount on the Credit Facility. These discounts are being amortized using the effective interest method through the current maturity date of the Credit Facility in November 2021. All amendments to the credit facility were determined to be modifications in accordance with ASC 470, Debt and did not result in extinguishment.

At December 31, 2017 and 2016, the Credit Facility is shown net of a remaining debt discount of $59,000 and $80,000, respectively.

8.	INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred losses since inception for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

As of December 31, 2017, the Company had Federal and State income tax net operating loss (“NOL”) carryforwards of approximately $62.8 million and $59.4 million, respectively, which will expire at various dates through 2037. As of December 31, 2017, the Company had Federal and State research and development tax credit carryforwards of approximately $1.8 million and $299,000, respectively, which will expire at various dates through 2037.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was enacted into law making significant changes to the Internal Revenue Code. The main provision impacting the Company is the reduction in the U.S. statutory corporate tax rate to 21% for years beginning after December 31, 2017. On the same day, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance for companies that have not completed their accounting for the income tax effects of the Tax Act in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. Based on the reduction in the corporate tax rate, we revalued our deferred tax assets and liabilities which resulted in an $8.9 million reduction in the deferred tax asset and the corresponding valuation allowance as of December 31, 2017. The net impact of the change in tax rate was zero due to the Company’s full valuation allowance.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	12/31/2017	12/31/2016
Deferred Tax Assets
Federal & State NOL carryforward	$16,935,101	$16,669,295
Federal & State R&D credit carryforward	2,058,771	1,271,891
Intangibles – net	325,744	700,215
Accounts payable and accrued expenses	615,490	772,841
Stock options	2,197,983	2,399,666
Fixed assets – net	6,409	3,861

Gross deferred tax assets	22,139,498	21,817,769
Valuation Allowance	(22,123,292)	(21,786,477)

Net Deferred Tax Assets	16,206	31,292

Deferred Tax Liabilities
Note Discounts	(16,206)	(31,292)

Gross deferred tax liabilities	(16,206)	(31,292)

TOTAL	$—	$—

The change in valuation allowance of $0.3 million from December 31, 2016 to December 31, 2017 is primarily driven by no tax benefit being recorded on the current year loss from operations offset by the impact of revaluing the Company’s deferred tax assets due to the Tax Act.

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all of its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to 2016, Aldeyra had undergone two ownership changes and it is possible that additional ownership changes have occurred since. However, the Company’s management believes that it had sufficient “Built-In-Gain” to offset any Section 382 limitation generated by such ownership changes. Any future ownership changes, including those resulting from the Company’s recent or future financing activities, may cause the Company’s existing tax attributes to have additional limitations.

All tax years are open for examination by the taxing authorities for both federal and state purposes.

A reconciliation of the federal statutory tax rate of 34% to the Company’s effective income tax rates are as follows:

	Years ended December 31,
	2017	2016
Statutory tax rate	34.00%	34.00%
State taxes, net of federal benefits	5.37%	5.24%
Federal research and development credits	3.00%	2.84%
Change in valuation allowance	(1.51)%	(39.42)%
Stock-based compensation	(1.11)%	(2.63)%
Federal rate change	(39.75)%	0.00%
Other	0.00%	(0.03)%

Effective tax rate	0.00%	0.00%

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

The Company has three incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of December 31, 2017, options to purchase 23,954 shares of common stock at a weighted average exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Company’s initial public offering. However, grants made under the 2010 Plan are still governed by that plan. As of December 31, 2017, options to purchase 413,130 shares of common stock at a weighted average exercise price of $1.58 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013 and amended the 2013 Plan in June 2016. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. On January 1 of each year the aggregate number of common shares that may be issued under the 2013 Plan shall automatically increase by a number of shares equal to the least of (a) 7% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 1,000,000 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of December 31, 2017, options to purchase 1,809,773 shares of common stock at a weighted average exercise price of $5.65 per share and restricted stock units of 157,128 remained outstanding under the 2013 Plan. As of December 31, 2017, there were 779,856 shares of common stock available for grant under the 2013 Plan. As of January 1, 2018, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 1,000,000 shares, increasing the number of shares of common stock available for issuance under the 2013 Plan to 1,779,856.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows:

	Year ended December 31,
	2017	2016
Research and development expenses	$896,339	$1,167,142
General and administrative expenses	1,818,502	1,592,611

Total stock-based compensation expense	$2,714,841	$2,759,753

Stock Options

Terms of stock option agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the respective plan they were granted. Options granted by the Company typically vest over a four year period. Certain of the options are subject to acceleration of vesting in the event of certain change of control transactions. The options may be granted for a term of up to ten years from the date of grant. The exercise price for options granted under the 2013 Plan must be at a price no less than 100% of the fair market value of a common share on the date of grant.

The following table summarizes option activity under the incentive plans for the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2016	1,498,585	$4.63
Granted	899,337	5.13
Cancelled/Forfeited	(151,065)	4.02
Exercised	—	—

Outstanding at December 31, 2017	2,246,857	$4.87	7.81	$4,683,444

Exercisable at December 31, 2017	1,176,178	$4.46	6.90	$3,029,015

(a)	The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing market value of the Company’s common stock on December 31, 2017 of $6.80 and the price of the underlying options.

The Company records stock-based compensation related to stock options granted at fair value. During the years ended December 31, 2017 and 2016, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average fair value of options granted was $3.76 and $5.43 for the years ended December 31, 2017 and 2016, respectively. The assumptions used in determining fair value of the employee stock options for the years ended December 2017 and 2016, are as follows:

	December 31, 2017	December 31, 2016
Expected dividend yield	0%	0%
Anticipated volatility	76.52% - 88.57%	88.57%
Stock price	$4.90 - $6.10	$3.94 - $7.48
Exercise price	$4.90 - $6.10	$3.94 - $7.48
Expected life (years)	5.50 - 6.25	5.50 - 6.25
Risk free interest rate	1.87% - 2.26%	0.59% - 2.20%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is estimated using both the historical volatility of the Company and the historical volatility from a group of similar companies The Company has estimated the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option for service-based awards since the Company doesn’t have sufficient historical or implied data of its own. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon United States Treasury securities.

At December 31, 2017, there is approximately $3.7 million of unrecognized compensation cost relating to stock options outstanding, which the Company expects to recognize over a weighted average period of 2.46 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

Terms of restricted stock unit (RSUs) agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2013 Plan. RSUs granted by the Company typically vest over a four year period. In the event that the employees’ employment with the Company terminates any unvested shares are forfeited and revert to the Company. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to RSUs:

Number of Shares
Outstanding at December 31, 2016	27,096
Granted	136,806
Vested/released	(6,774)

Outstanding at December 31, 2017	157,128

The weighted-average fair value of RSUs granted was $5.10 and $6.33 per share for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the outstanding restricted stock units had unamortized stock-based compensation of $646,469 with a weighted-average remaining recognition period of 3.05 years and an aggregate intrinsic value of $1.1 million.

Employee Stock Purchase Plan

In March 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (2016 ESPP), which became effective in June 2016 following the approval of the Company’s stockholders. The 2016 ESPP authorizes the initial issuance of up to a total of 97,500 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2016 ESPP automatically increases on the first business day of each fiscal year, commencing in 2017, by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. On January 1, 2017, the number of shares authorized for issuance under the 2016 ESPP was automatically increased by 125,763 shares, increasing the number of shares of common stock authorized for issuance under the 2016 ESPP to 223,263. Unless otherwise determined by the administrator of the 2016 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. Participating employees purchase stock under the 2016 ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions, which were derived in a manner similar to those discussed above relative to stock options. As of December 31, 2016, there was no activity under the 2016 ESPP. At December 31, 2017, the Company has 191,778 shares available for issuance under the 2016 ESPP. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the Plan are as follows:

Year ended December 31, 2017
Weighted-average grant-date fair value per share	$2.03
Weighted-average price per share	$3.98
Total shares issued	31,485
Total stock-based compensation expense	$64,033

10.	STOCK PURCHASE WARRANTS

As of December 31, 2017, there were 1,384,608 warrants to purchase shares of common stock of the Company outstanding with a weighted-average exercise price of $9.52 per share and weighted-average remaining life of 0.1 years. During the years ended December 31, 2017 and 2016, there were no exercises, issuances or expirations of warrants to purchase shares of common stock of the Company. Subsequent to December 31, 2017, there were 1,324,608 warrants to purchase shares of common stock of the Company that expired unexercised. A summary of the common share purchase warrants outstanding and exercisable at December 31, 2017 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$10.00	60,000	May 1, 2019
9.50	1,113,080	January 14, 2018
9.50	211,528	January 21, 2018

	1,384,608

11. COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications – As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through December 31, 2017, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Other Contractual Arrangements –

In September 2017, the Company executed a Lease Agreement (the “Office Lease”), which was amended in November 2017. The amended lease as of December 31, 2017, consisted of approximately 9,351 square feet of office space of office space located in Lexington, Massachusetts (the “Premises”). The Company intends to use the Premises as our corporate headquarters. The term of the Office Lease is through December 31, 2020, or as extended under our option to extend in the Office Lease. The Office Lease provides for a monthly base rent of $13,559, commencing on December 1, 2017. In addition to the base rent, the Company is required to pay the landlord certain operating expenses, taxes and other fees in accordance with the terms of the Office Lease. Rent expense for the years ended December 31, 2017 and 2016 was $157,682 and $123,580, respectively.

The Company’s gross future minimum payments under all non-cancelable operating leases as of December 31, 2017, are:

	Total	2018	2019	2020	2021
Operating lease obligations	$669,263	$203,272	$228,320	$237,671	$—

12.	SUBSEQUENT EVENT

In June 2017, the Company entered into a Controlled Equity OfferingSM Sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor may sell such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, with the Company setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cantor will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. From January 1, 2018 through March 29, 2018, the Company sold an aggregate of 527,000 shares of common stock and received $4.1  million after deducting commissions related to the Sales Agreement.