Form 10-Q
period 2018-03-31
Aldeyra Therapeutics, Inc.
filed 2018-05-15
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 15, 2018, there were 20,109,394 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2018

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,963,541	$20,023,337
Marketable securities	17,974,600	22,923,462
Prepaid expenses and other current assets	1,666,898	1,018,967

Total current assets	40,605,039	43,965,766
Deferred offering costs	—	165,930
Fixed assets, net	170,862	43,262

Total assets	$40,775,901	$44,174,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,618,889	$1,000,963
Accrued expenses	1,815,428	2,236,465
Current portion of credit facility	232,639	116,319

Total current liabilities	3,666,956	3,353,747

Credit facility, net of current portion and debt discount	1,107,741	1,220,192

Total liabilities	4,774,697	4,573,939

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 19,664,921 and 19,137,639 shares issued and outstanding, respectively	19,665	19,138
Additional paid-in capital	144,036,909	139,241,635
Accumulated other comprehensive loss	(16,385)	(17,831)
Accumulated deficit	(108,038,985)	(99,641,923)

Total stockholders’ equity	36,001,204	39,601,019

Total liabilities and stockholders’ equity	$40,775,901	$44,174,958

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended March 31,
	2018	2017
Operating expenses:
Research and development	$6,600,106	$3,369,023
General and administrative	1,891,303	1,726,878

Loss from operations	(8,491,409)	(5,095,901)

Other income (expense):
Interest income	122,390	31,617
Interest expense	(28,044)	(26,837)

Total other income, net	94,346	4,780

Net loss	$(8,397,063)	$(5,091,121)

Net loss per share - basic and diluted	$(0.43)	$(0.37)

Weighted average common shares outstanding - basic and diluted	19,366,790	13,797,312

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months ended March 31,
	2018	2017
Net loss	$(8,397,063)	$(5,091,121)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	1,446	(4,876)

Total other comprehensive income (loss)	$1,446	$(4,876)

Comprehensive loss	$(8,395,617)	$(5,095,997)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,397,063)	$(5,091,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	868,415	858,096
Amortization of debt discount – non-cash interest expense	3,869	5,196
Net amortization of premium on debt securities available for sale	9,822	79,775
Depreciation	11,406	9,660
Change in assets and liabilities:

Prepaid expenses and other current assets	(647,931)	(42,001)
Accounts payable	617,926	419,481
Accrued expenses	(421,037)	(425,929)

Net cash used in operating activities	(7,954,593)	(4,186,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(139,006)	(11,592)
Purchases of marketable securities	(4,009,513)	(3,151,867)
Sales of marketable securities	8,950,000	4,055,000

Net cash provided by investing activities	4,801,481	891,541

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	4,093,316	10,583,091

Net cash provided by financing activities	4,093,316	10,583,091

NET CHANGE IN CASH AND CASH EQUIVALENTS	940,204	7,287,789
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,023,337	12,015,061

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,963,541	$19,302,850

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$22,682	$20,162

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (the Company or Aldeyra), a Delaware corporation, is developing next-generation medicines to improve the lives of patients with immune-mediated diseases.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 29, 2018. The financial information as of March 31, 2018, the three months ended March 31, 2018 and 2017 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2017 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

In June 2017, the Company entered into a Controlled Equity OfferingSM Sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor may sell such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, with the Company setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cantor will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. From January 1, 2018 through March 31, 2018, the Company sold an aggregate of 527,000 shares of common stock and received $4.1 million after deducting commissions related to the Sales Agreement. From April 1, 2018 through May 15, 2018, the Company sold an aggregate of 444,000 shares of its common stock and received $3.2 million after deducting commissions related to the Sales Agreement.

The Company believes that its cash, cash equivalents and marketable securities as of March 31, 2018, together with the proceeds from the Sales Agreement through May 15, 2018 and the amounts available under the credit facility (Note 7), will be adequate to fund operations into the first quarter of 2020 based on its current business plan. The Company will need to raise additional capital to implement its business plan. However, these amounts will not be sufficient for the Company to commercialize its product candidates or conduct any substantial, additional development requirements requested by the U.S. Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15 (ASU 2016-15), Statement of Cash Flows. The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 may be adopted retrospectively or prospectively if it is impractical to apply the amendments retrospectively. The Company adopted ASU 2016-15 in the quarter ended March 31, 2018, and it did not have a material impact on the Company’s financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments and is effective for fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-01 in the quarter ended March 31, 2018, and it did not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017. The Company adopted ASU 2014-09 in the quarter ended March 31, 2018, and it did not have a material impact on the Company’s financial statements.

3.	NET LOSS PER SHARE

As of March 31, 2018 and 2017, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months ended March 31,
	2018	2017
Options to purchase common stock	3,066,856	2,238,121
Warrants to purchase common stock	60,000	1,384,608
Restricted stock units	253,272	163,902

Total of common stock equivalents	3,380,128	3,786,631

4.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At March 31, 2018, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash Equivalents	Current Marketable Securities
Cash	$1,345,392	$—	$—	$1,345,392	$1,345,392	$—
Money market funds	2,618,149	—	—	2,618,149	2,618,149	—

Reverse repurchase agreements	17,000,000	—	—	17,000,000	17,000,000	—
U.S. government agency securities	17,990,985	183	(16,568)	17,974,600	—	17,974,600

Available for Sale(1)	34,990,985	183	(16,568)	34,974,600	17,000,000	17,974,600

Total cash, cash equivalents and current marketable securities					$20,963,541	$17,974,600

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities were less than one year at March 31, 2018.

5.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at March 31, 2018 or December 31, 2017. The following table presents information about the Company’s assets measured at fair value at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$2,618,149	$—	$—	$2,618,149
Reverse repurchase agreements (b)	—	17,000,000	—	17,000,000
U.S. government agency securities (b)	—	17,974,600	—	17,974,600

Total assets at fair value	$2,618,149	$34,974,600	$—	$37,592,749

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$1,043,852	$—	$—	$1,043,852
Reverse repurchase agreements (b)	—	18,000,000	—	18,000,000
U.S. government agency securities (b)	—	22,923,462	—	22,923,462

Total assets at fair value	$1,043,852	$40,923,462	$—	$41,967,314

(a)	Money market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.
(b)	U.S. reverse repurchase agreements and U.S. government agency securities are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

Financial instruments including cash equivalents and accounts payable are carried in the financial statements at amounts that approximate their fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loan under its credit facility approximates market rates currently available to the Company. Marketable securities are carried at fair value.

6.	ACCRUED EXPENSES

Accrued expenses at March 31, 2018 and December 31, 2017 were comprised of:

	March 31,	December 31,
	2018	2017
Accrued compensation	$435,448	$788,570
Accrued research and development	1,063,004	1,327,103
Accrued general & administrative	316,976	120,792

Accrued expenses	$1,815,428	$2,236,465

7.	CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Pacific Western (Credit Facility), of which $1.4 million was outstanding as of March 31, 2018. The Company entered into the Credit Facility in April 2012 and it has been subsequently amended to make term loans in a principal amount of up to $5,000,000 available to the Company with proceeds to be used first to refinance outstanding loans from Pacific Western, second to fund expenses related to its clinical trials, and the remainder for general working capital purposes. The term loans are to be made available upon the following terms: (i) $2,000,000 was made available on November 10, 2014; and (ii) $3.0 million (the Tranche B Loan) which was made available to the Company in May 2016 following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. In November 2017, we amended our Credit Facility such that any term loan the Company draws is payable as interest-only prior to October 2018 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months.

The Credit Facility is collateralized by Company’s assets, including its intellectual property.

In conjunction with obtaining and amending the Credit Facility, the Company issued warrants to the bank with an aggregate fair value of $266,000, which were recorded as a debt discount. These discounts are being amortized using the effective interest method through the current maturity date of the Credit Facility in October 2021. All amendments to the credit facility were determined to be modifications in accordance with ASC 470, Debt and did not result in extinguishment.

At March 31, 2018 and December 31, 2017, the Credit Facility is shown net of a remaining debt discount of $55,500 and $59,000, respectively.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all of its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to 2016, Aldeyra has undergone two ownership changes and it is possible that additional ownership changes have occurred since. However, the Company’s management believes that it had sufficient “Built-In-Gain” to offset any Section 382 of the Code limitation generated by such ownership changes. Any future ownership changes, including those resulting from the Company’s recent or future financing activities, may cause the Company’s existing tax attributes to have additional limitations.

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

The Company has three equity incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of March 31, 2018, options to purchase 23,954 shares of common stock at a weighted average exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated in May 2014 upon the Company’s initial public offering (Initial Public Offering). However, grants made under the 2010 Plan are still governed by that plan. As of March 31, 2018, options to purchase 413,130 shares of common stock at a weighted average exercise price of $1.58 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the registration statement for the initial public offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. On January 1 of each year the aggregate number of common shares that may be issued under the 2013 Plan shall automatically increase by such a number of shares equal to the least of (a) 7% of the total number of common shares outstanding on the last calendar day of the prior fiscal year, (b) subject to adjustment for certain corporate transactions, 1,000,000 common shares, or (c) a number of common shares determined by the Company’s board of directors. As of March 31, 2018, options to purchase 2,629,772 shares of common stock at a weighted average exercise price of $6.54 per share and 219,071 shares of common stock underlying restricted stock units (RSU’s) remained outstanding under the 2013 Plan. As of March 31, 2018, there were 863,713 shares of common stock available for grant under the 2013 Plan.

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

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows:

	Three Months ended March 31,
	2018	2017
Research and development expenses	$351,812	$262,964
General and administrative expenses	516,603	595,132

Total stock-based compensation expense	$868,415	$858,096

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2017	2,246,857	$4.87
Granted	819,999	8.50
Cancelled	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at March 31, 2018	3,066,856	$5.84	8.20	$6,037,040

Exercisable at March 31, 2018	1,296,368	$4.62	6.84	$3,866,261

(a)	The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2018 of $7.50 and the price of the underlying options.

As of March 31, 2018, unamortized stock-based compensation for all stock options was $7,743,412 and will be recognized over a weighted average period of 3.17 years.

Restricted Stock Units

Terms of RSUs agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the 2013 Plan. RSUs granted by the Company typically vest over a four year period. In the event that the employees’ employment with the Company terminates any unvested shares are forfeited and revert to the Company. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to RSUs for the three months ended March 31, 2018:

Number of Shares
Outstanding at December 31, 2017	157,128
Granted	96,144
Vested/released	—

Outstanding at March 31, 2018	253,272

The weighted-average fair value of RSUs granted was $8.60 per share for the quarter ended March 31, 2018. As of March 31, 2018, the outstanding restricted stock units had unamortized stock-based compensation of $1,405,641 with a weighted-average remaining recognition period of 3.45 years and an aggregate intrinsic value of $1.9 million.

Employee Stock Purchase Plan

In March 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (2016 ESPP), which became effective in June 2016 following the approval of the Company’s stockholders. The 2016 ESPP authorizes the initial issuance of up to a total of 223,263 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2016 ESPP automatically increases on the first business day of each fiscal year, commencing in 2017, by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2016 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. Participating employees purchase stock under the 2016 ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions, which were derived in a manner similar to those discussed above relative to stock options. As of March 31, 2017, there was no activity under the 2016 ESPP. At March 31, 2018, the Company had 191,778 shares available for issuance under the 2016 ESPP. Total expense under the Plan for the quarter ended March 31, 2018 was $14,510.

10.	STOCK PURCHASE WARRANTS

On January 14, 2015, the Company sold, in a private placement, an aggregate of approximately 1.1 million shares of common stock at a price of $7.00 per share. Investors received warrants to purchase up to approximately 1.1 million shares of common stock. The Company raised approximately $7.1 million in net proceeds in the private placement of common stock and warrants. Additionally, on January 21, 2015, in a subsequent private placement, the Company sold an aggregate of 211,528 shares of common stock at a price of $9.33 per share and a warrant to purchase up to 211,528 shares of common stock at a price of $0.125 per share subject to the warrant. The Company raised approximately $1.9 million in net proceeds in the private placement of common stock and a warrant to purchase common stock. In both transactions, the exercise price of the warrants was $9.50 per share. The warrants expired in January 2018.

In connection with the Initial Public Offering, the Company issued the underwriters of the offering warrants to purchase up to 60,000 shares of common stock. The warrants are exercisable beginning on May 1, 2015 for cash or on a cashless basis at a per share price of $10.00. The warrants will expire on May 1, 2019 and were outstanding at March 31, 2018.

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

12.	SUBSEQUENT EVENT

From April 1, 2018 through May 15, 2018, we sold an aggregate of 444,000 shares of our common stock and received $3.2 million after deducting commissions related to the Sales Agreement with Cantor.

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

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our unaudited financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 29, 2018 (Annual Report), which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in our Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

Aldeyra Therapeutics (we, us or the Company) is developing next-generation medicines to improve the lives of patients with immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease and other forms of ocular inflammation. We are leveraging our experience in ocular inflammation to develop other product candidates for systemic inflammatory disease. We intend to commercialize our products directly and through collaborations that expand global reach.

Our program in dry eye disease has begun Phase 2b clinical testing. Our programs in noninfectious anterior uveitis and allergic conjunctivitis have begun Phase 3 clinical testing, and our program Sjögren-Larsson Syndrome is expected to begin Phase 3 clinical testing in the second quarter of 2018. Our systemic inflammation programs are expected to begin clinical testing in 2019. A novel product candidate is in pre-clinical development for retinal disease. All of our development timelines may be subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, and other factors that could delay the initiation, completion, or reporting of clinical trials.

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

In June 2017, we entered into a Controlled Equity OfferingSM Sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor may sell such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and we may set the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cantor will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. From January 1, 2018 through March 31, 2018, we sold an aggregate of 527,000 shares of common stock and received $4.1 million after deducting commissions related to the Sales Agreement. From April 1, 2018 through May 15, 2018, we sold an aggregate of 444,000 shares of our common stock and received $3.2 million after deducting commissions related to the Sales Agreement.

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

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses, benefits, and stock-based compensation for our full-time employees during the three months ended March 31, 2018 and 2017. Other general and administrative expenses include professional fees for auditing, tax, and legal services including patent related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Total other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For March 31, 2018, comprehensive loss is equal to our net loss of $8.4 million and an unrealized gain on marketable securities of $1,446. For March 31, 2017, comprehensive loss is equal to our net loss of $5.1 million and an unrealized loss on marketable securities of $4,876.

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

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Research and development expenses. Research and development expenses were $6.6 million for the three months ended March 31, 2018, compared to $3.4 million for the three months ended March 31, 2017. The increase of $3.2 million is primarily related to the increases in our external research and development expenditures, including clinical, manufacturing and pre-clinical activities.

General and administrative expenses. General and administrative expenses were $1.9 million for the three months ended March 31, 2018, compared to $1.7 million for the three months ended March 31, 2017. The increase of $0.2 million is primarily related to an increase in personnel costs, including stock-based compensation, and legal costs.

Other income (expense). Total other income (expense), net was $94,346 and $4,780 for the three months ended March 31, 2018 and 2017, respectively. For the three months ending March 31, 2018 and 2017, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our credit facility.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our Credit Facility discussed below. Since inception, we have incurred operating losses and negative cash flows from operating activities, and have devoted substantially all of our efforts towards research and development. At March 31, 2018, we had total stockholders’ equity of approximately $36.0 million, and cash, cash equivalents, and marketable securities of $38.9 million. During the three months ended March 31, 2018, we had a net loss of approximately $8.4 million. We expect to generate operating losses for the foreseeable future.

We are a party to a loan and security agreement (the Credit Facility) with Pacific Western Bank (Pacific Western, formerly Square 1 Bank), which was originally entered into in April 2012 and has been subsequently amended. Pursuant to the Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5.0 million available to us to fund expenses related to our clinical trials and general working capital purposes. The term loans were made available to us upon the following terms: (i) $2.0 million was made available in November 2014 (which was used in part to refinance then outstanding loans from Pacific Western); and (ii) $3.0 million became available to us in May 2016 following the satisfaction of certain conditions, including receipt of positive Phase 2 clinical trial results in noninfectious anterior uveitis. In November 2017, we amended our Credit Facility such that any term loan we draw is payable as interest only prior to October 2018 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The annualized interest rate as of December 31, 2017 was 6.56%. The Credit Facility is collateralized by our assets, including our intellectual property. As of March 31, 2018 and December 31, 2017, $1.4 million was outstanding under the Credit Facility. At March 31, 2018 and December 31, 2017, the Credit Facility is shown net of a remaining debt discount of $55,500 and $59,000 respectively, which is being amortized using the effective interest method through the current maturity date of the Credit Facility, September 2021.

In February 2017, we closed an underwritten public offering in which we sold, 2,555,555 shares of our common stock, including 333,333 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $10.6 million after deducting underwriting discounts and commissions and the other offering expenses payable by us.

In June 2017, we entered into a Controlled Equity OfferingSM Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor may sell such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and we may set the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Sales Agreement provides that Cantor will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. From January 1, 2018 through March 31, 2018, we sold an aggregate of 527,000 shares of our common stock and received $4.1 million after deducting commissions related to the Sales Agreement. From April 1, 2018 through May 15, 2018, we sold an aggregate of 444,000 shares of our common stock and received $3.2 million after deducting commissions related to the Sales Agreement.

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

We believe that our cash, cash equivalents, and marketable securities as of March 31, 2018, together with the proceeds of the sales of common stock under the Sales Agreement through May 15, 2018 and the amounts available under the Credit Facility, will be adequate to fund operations into the first quarter of 2020 based on our current business plan. However, these amounts will not be sufficient for us to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017
Net cash used in operating activities	$(7,954,593)	$(4,186,843)
Net cash provided by/(used in) investing activities	4,801,481	891,541
Net cash provided by/(used in) financing activities	4,093,316	10,583,091

Net increase (decrease) in cash and cash equivalents	$940,204	$7,287,788

Operating Activities. Net cash used in operating activities was $8.0 million for the three months ended March 31, 2018, compared to net cash used in operating activities of $4.2 million for the same period in 2017. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the three months ended March 31, 2018 as compared to 2017 was due to an increase in research and development expenses, including clinical, manufacturing, and preclinical activities.

Investing Activities. Net cash provided by investing activities was $4.8 million for the three months ended March 31, 2018, and $0.9 million used in investing activities for the three months ended March 31, 2017. The primary use of cash for investing activities was for the purchase of marketable securities, and for the cost of leasehold improvements, and the purchase of furniture, fixtures, and computers and related equipment for the three months ended March 31, 2018. The primary source of cash for investing activities for the three months ended March 31, 2018 was from the sale of marketable securities. The net primary use of cash for the three months ended March 31, 2017 was for the purchase of marketable securities and computers and related equipment.

Financing Activities. Net cash provided by financing activities was $4.1 million for the three months ended March 31, 2018, compared to $10.6 million for the three months ended March 31, 2017. The net cash provided by financing activities for the three months ended March 31, 2018 was related to our Sales Agreement with Cantor, under which we sold an aggregate of 527,000 shares of our common stock, resulting in $4.1 million in proceeds after deducting commissions. The net cash provided by financing activities for the three months ended March 31, 2017 was related to our February 2017 underwritten public offering.

Off-Balance Sheet Arrangements

Through March 31, 2018, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

There have been no material changes since December 31, 2017 to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than payments made or received in the ordinary course of business.

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

Our business is subject to numerous risks. You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 29, 2018, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, prospects, financial condition and operating results.

Risks Related to our Business

We have incurred significant operating losses since inception and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the three months ended March 31, 2018 and 2017 was approximately $8.5 million and $5.1 million, respectively. As of March 31, 2018, we had total stockholders’ equity of $36.0 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Our product candidates, including reproxalap, are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product candidate. We have only one product candidate that has been the focus of significant clinical development: reproxalap, a novel small molecule chemical entity that is believed to trap and allow for the degradation of aldehydes, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are in part dependent on successful continued development and ultimate regulatory approval of reproxalap for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of reproxalap. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of reproxalap and our other product candidates. The future regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the necessary clinical trials for reproxalap and our other product candidates;

•	we may not be able to provide evidence of safety and efficacy for reproxalap and our other product candidates;

•	we may not be able to timely or adequately finalize the design or formulation of any product candidate or demonstrate that a formulation of our product candidate will be stable for commercially reasonable time periods;

•	the safety and efficacy results of our later phase or larger clinical trials may not confirm the results of our earlier trials;

•	there may be variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;

•	the results of our clinical trials may not meet the endpoints, or level of statistical or clinical significance required by the FDA, or comparable foreign regulatory bodies for marketing approval;

•	the FDA, or comparable foreign regulatory bodies, may implement new standards, or change the interpretation of existing standards or requirements for the regulatory approval, in general or with respect to the indications our product candidates are being developed to treat;

•	the FDA, or comparable foreign bodies, may require clinical data in addition to the clinical trial programs we expect or may require changes to the designs and endpoints of the subsequent clinical trials;

•	patients in our clinical trials for our product candidates may suffer other adverse effects or die for reasons that may or may not be related to reproxalap and our other product candidates;

•	if approved for certain diseases, reproxalap and our other product candidates will compete with well-established and other products or therapeutic options already approved for marketing by the FDA, or comparable foreign regulatory bodies;

•	the effects of legislative or regulatory reform of the health care system in the United States or other jurisdictions in which we may do business; and

•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

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

Because the Company has no experience in commercializing pharmaceutical products, there is a limited amount of information about us upon which to evaluate our product candidates and business prospects.

The Company has not yet demonstrated an ability to successfully overcome many of the pre-commercial and commercial risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan we will need to successfully:

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

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, as product candidates proceed through development, the trial designs may often be different and may need to evolve and change from phase to phase or within the same phase, the vehicles or controls may be modified from trial to trial and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. Success in earlier clinical trials or clinical trials focused on a different indication does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through other phases of clinical testing. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. Moreover, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

Because we are developing novel product candidates for the treatment of diseases in a manner which there is little clinical drug development experience and, in some cases, are using new endpoints or methodologies, the regulatory pathways for approval are not well defined, and, as a result, there is greater risk that our clinical trials will not result in our desired outcomes or require additional trials.

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

We could also face challenges in designing clinical trials and obtaining regulatory approval of our product candidates due to the lack of historical clinical trial experience for novel classes of therapeutics. Thus, it is difficult to determine whether regulatory agencies will be receptive to the approval of our product candidates and to predict the time and costs associated with obtaining regulatory approvals. The clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive, take longer and require more trial data than for other, better known or more extensively studied classes of product candidates. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for our product candidates, would have an adverse impact on our business, prospects, financial condition, and results of operations.

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

Our ongoing research and development activities and planned clinical development for our product candidates may be delayed, modified, or ceased for a variety of reasons, including:

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

The FDA or comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including but not limited to:

•	such authorities may disagree with the design or implementation of our or any of our future development partners’ clinical trials, including the endpoints of our clinical trials;

•	such authorities may require clinical data in addition to clinical trial programs we expect, or may require changes to the designs and endpoints of subsequent clinical trials;

•	we or any of our future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;

•	such authorities may not accept clinical data from trials if conducted at clinical facilities or in countries where the standard of care is potentially different from the United States;

•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

•	we or any of our future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the design of such trials;

•	changes in the leadership or operation of such authorities, which may result in, among other things, the implementation of new standards, or changes to the interpretation or enforcement of existing regulatory standards and requirements;

•	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any of our future development partners contract for clinical and commercial supplies; or

•	the approval policies, standards or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.

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

As of March 31, 2018, we had only 14 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

We may not realize the benefits of our current or future strategic alliances.

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

Because, as of March 31, 2018, we only had 14 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

We continue to examine the impact the TCJA may have on our business. The TCJA is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our and our partners’ businesses cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors. Because of our valuation allowance in the U.S., ongoing tax effects of the Act are not expected to materially change our effective tax rate in future periods. The impact of the TCJA on holders of common stock is uncertain and could be materially adverse. This report does not discuss any such tax legislation or the manner in which it might affect investors in common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in common stock.

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

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Pacific Western Bank. In the case of a continuing event of default under the loan, Pacific Western Bank, the lender, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Although as of March 31, 2018, we had sufficient cash and cash equivalents to repay all obligations owed to Pacific Western Bank if the debt was accelerated, in the event we do not or are not able to repay the obligations at the time a default occurred, Pacific Western Bank may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Pacific Western Bank under the loan, which includes our intellectual property.

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

We are a party to technology licenses, including the in-license agreement for ADX-1612, and we may enter into additional licenses in the future. Such licenses do, and may in the future, impose commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we could lose valuable rights under our collaboration agreements and our ability to develop product candidates could be impaired. Additionally, should such a license agreement be terminated for any reason, there may be a limited number of replacement licensors, and a significant amount of time may be required to transition to a replacement licensor.

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

We will require substantial future capital in order to complete the remaining clinical development for reproxalap and our other product candidates, and to potentially commercialize these product candidates, if approved. We expect our spending levels to increase in connection with our clinical trials of reproxalap and our other product candidates, as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•	the type, number, scope, progress, expansion costs, results of and timing of our planned clinical trials of reproxalap or any our other product candidates which we are pursuing or may choose to pursue in the future;

•	the need for, and the progress, costs and results of, any additional clinical trials of reproxalap and our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of reproxalap and our other product candidates;

•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

•	the costs and timing of obtaining or maintaining manufacturing for reproxalap and our other product candidates, including commercial manufacturing if any product candidate is approved;

•	the costs and timing of establishing sales and marketing capabilities and enhanced internal controls over financial reporting;

•	the terms and timing of establishing collaborations, license agreements and other partnerships on terms favorable to us;

•	costs associated with any product candidates that we may develop, in-license or acquire, including potential milestone or royalty payments;

•	the effect of competing technological and market developments;

•	our ability to establish and maintain partnering arrangements for development; and

•	the costs associated with being a public company.

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

We have a $5.0 million Credit Facility with Pacific Western that is secured by a lien covering all of our assets as of March 31, 2018. As of March 31, 2018 and December 31, 2017, the outstanding principal balance under the Credit Facility was approximately $1.4 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or property ; changing our business, including changing the composition of our executive team or board of directors ; incurring additional indebtedness ; engaging in mergers or acquisitions ; paying dividends or making other distributions ; making investments; creating other liens on our assets; and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act ) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2019, although circumstances could cause us to lose that status earlier, including: if we become a large accelerated filer ; if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31; or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on emerging growth company exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Proxy contests have been waged against many companies in the biotechnology industry over the last few years. We may be particularly vulnerable to activist stockholders due to the highly concentrated ownership of our common stock. If faced with a proxy contest or other type of stockholder activism, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest or stockholder dispute involving us or our partners because:

•	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees;

•	perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to a board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

These actions could cause our stock price to experience periods of volatility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017; (iii) Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (iv) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

May 15, 2018	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

May 15, 2018	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)