Form 10-Q
period 2018-06-30
Aldeyra Therapeutics, Inc.
filed 2018-08-09
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 9, 2018, there were 20,974,920 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2018

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,605,674	$2,023,337
Cash equivalents - reverse repurchase agreements	17,000,000	18,000,000
Marketable securities	17,072,720	22,923,462
Prepaid expenses and other current assets	1,392,905	1,018,967

Total current assets	43,071,299	43,965,766
Deferred offering costs	—	165,930
Fixed assets, net	214,743	43,262

Total assets	$43,286,042	$44,174,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$802,125	$1,000,963
Accrued expenses	4,159,071	2,236,465
Current portion of credit facility	348,958	116,319

Total current liabilities	5,310,154	3,353,747
Credit facility, net of current portion and debt discount	995,291	1,220,192

Total liabilities	6,305,445	4,573,939

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 20,842,198 and 19,137,639 shares issued and outstanding, respectively	20,842	19,138
Additional paid-in capital	154,051,733	139,241,635
Accumulated other comprehensive loss	(2,559)	(17,831)
Accumulated deficit	(117,089,419)	(99,641,923)

Total stockholders’ equity	36,980,597	39,601,019

Total liabilities and stockholders’ equity	$43,286,042	$44,174,958

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$6,792,974	$3,848,889	$13,393,080	$7,217,912
General and administrative	2,373,059	1,481,792	4,264,360	3,208,670

Loss from operations	(9,166,033)	(5,330,681)	(17,657,440)	(10,426,582)

Other income (expense):
Interest income	141,956	48,384	264,346	80,002
Interest expense	(26,358)	(26,463)	(54,402)	(53,301)

Total other income (expense), net	115,598	21,921	209,944	26,701

Net loss	$(9,050,435)	$(5,308,760)	$(17,447,496)	$(10,399,881)

Net loss per share - basic and diluted	$(0.46)	$(0.35)	$(0.88)	$(0.72)

Weighted average common shares outstanding - basic and diluted	19,761,352	15,136,399	19,761,352	14,470,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Net loss	$(9,050,435)	$(5,308,760)	$(17,447,496)	$(10,399,881)
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities	13,826	107	15,272	(4,769)

Total other comprehensive income/(loss)	$13,826	$107	$15,272	$(4,769)

Comprehensive loss	$(9,036,609)	$(5,308,653)	$(17,432,224)	$(10,404,650)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,447,496)	$(10,399,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,853,199	1,463,330
Amortization of debt discount – non-cash interest expense	7,738	10,392
Net amortization of premium on debt securities available for sale	7,163	130,362
Depreciation	29,282	19,963
Change in assets and liabilities:
Prepaid expenses and other current assets	(373,938)	(302,801)
Accounts payable	(198,838)	487,240
Accrued expenses	1,922,606	(907,346)

Net cash used in operating activities	(14,200,284)	(9,498,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(200,763)	(11,592)
Purchases of marketable securities	(12,091,149)	(9,270,343)
Sales of marketable securities	17,950,000	10,822,000

Net cash provided by investing activities	5,658,088	1,540,065

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	13,124,533	10,585,744
Proceeds from issuance of common stock in Employee Stock Purchase Plan	—	45,555
Deferred offering costs paid in cash	—	(77,942)

Net cash provided by financing activities	13,124,533	10,553,357

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,582,337	2,594,681
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,023,337	12,015,061

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,605,674	$14,609,742

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$46,877	$41,642

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (the Company or Aldeyra), a Delaware corporation, is developing next-generation medicines to improve the lives of patients with immune-mediated diseases.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 29, 2018. The financial information as of June 30, 2018, the three and six months ended June 30, 2018 and 2017 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2017 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

In June 2017, the Company entered into a Controlled Equity OfferingSM Sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor may sell such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, with the Company setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cantor will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. From January 1, 2018 through June 30, 2018, the Company sold an aggregate of 1,663,584 shares of common stock and received $13.0 million after deducting commissions related to the Sales Agreement and other offering costs. From July 1, 2018 through August 9, 2018, the Company sold an aggregate of 132,722 shares of its common stock and received $1.1 million after deducting commissions related to the Sales Agreement.

The Company believes that its cash, cash equivalents, reverse repurchase agreements and marketable securities as of June 30, 2018, together with the proceeds from the Sales Agreement through August 9, 2018 and the amounts available under the credit facility (Note 7), will be adequate to fund planned operations into the first quarter of 2020 based on the preclinical and clinical development activities currently ongoing. However, these amounts will not be sufficient for the Company to continue development beyond such activities or to commercialize its product candidates or conduct any substantial, additional development requirements requested by the U.S. Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation, specifically cash equivalents and reverse repurchase agreements are disclosed separately on the balance sheet for current and prior periods presented.

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

As of June 30, 2018 and 2017, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	3,402,163	2,345,641	3,402,163	2,345,641
Warrants to purchase common stock	60,000	1,384,608	60,000	1,384,608
Restricted stock units	212,297	157,128	212,297	157,128

Total of common stock equivalents	3,674,460	3,887,377	3,674,460	3,887,377

4.	CASH, CASH EQUIVALENTS, REVERSE REPURCHASE AGREEMENTS AND MARKETABLE SECURITIES

At June 30, 2018, cash, cash equivalents, reverse repurchase agreements and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash Equivalents	Reverse Repurchase Agreements	Current Marketable Securities
Cash	$5,427,993	$—	$—	$5,427,993	$5,427,993	$—	$—
Money market funds	2,177,681	—	—	2,177,681	2,177,681	—	—
Reverse repurchase agreements	17,000,000	—	—	17,000,000	—	17,000,000	—
U.S. government agency securities	17,075,279	—	(2,559)	17,072,720	—	—	17,072,720

Available for Sale(1)	34,075,279	—	(2,559)	34,072,720	—	17,000,000	17,072,720

Total cash, cash equivalents, reverse repurchase agreements, and current marketable securities					$7,605,674	$17,000,000	$17,072,720

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities were less than one year at June 30, 2018.

5.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at June 30, 2018 or December 31, 2017. The following table presents information about the Company’s assets measured at fair value at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$2,177,681	$—	$—	$2,177,681
Reverse repurchase agreements (b)	—	17,000,000	—	17,000,000
U.S. government agency securities (b)	—	17,072,720	—	17,072,720

Total assets at fair value	$2,177,681	$34,072,720	$—	$36,250,402

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$1,043,852	$—	$—	$1,043,852
Reverse repurchase agreements (b)	—	18,000,000	—	18,000,000
U.S. government agency securities (b)	—	22,923,462	—	22,923,462

Total assets at fair value	$1,043,852	$40,923,462	$—	$41,967,314

(a)	Money market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.
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

6.	ACCRUED EXPENSES

Accrued expenses at June 30, 2018 and December 31, 2017 were comprised of:

	June 30,	December 31,
	2018	2017
Accrued compensation	$798,243	$788,570
Accrued research and development	3,097,752	1,327,103
Accrued general & administrative	263,076	120,792

Accrued expenses	$4,159,071	$2,236,465

7.	CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Pacific Western (Credit Facility), of which $1.4 million was outstanding as of June 30, 2018. The Company entered into the Credit Facility in April 2012 and it has been subsequently amended to make term loans in a principal amount of up to $5,000,000 available to the Company with proceeds to be used first to refinance outstanding loans from Pacific Western, second to fund expenses related to its clinical trials, and the remainder for general working capital purposes. The term loans are to be made available upon the following terms: (i) $2,000,000 was made available on November 10, 2014; and (ii) $3.0 million (the Tranche B Loan) which was made available to the Company in May 2016 following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. In November 2017, the Company amended its Credit Facility such that any term loan the Company draws is payable as interest-only prior to October 2018 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months.

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

At June 30, 2018 and December 31, 2017, the Credit Facility is shown net of a remaining debt discount of $52,000 and $59,000, respectively.

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

The Company has three equity incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of June 30, 2018, options to purchase 23,954 shares of common stock at a weighted average exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated in May 2014 upon the Company’s initial public offering (Initial Public Offering). However, grants made under the 2010 Plan are still governed by that plan. As of June 30, 2018, options to purchase 413,130 shares of common stock at a weighted average exercise price of $1.58 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the registration statement for the initial public offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. The 2013 Plan was amended in June 2018. The amended 2013 Plan provides that commencing in 2019, on January 1 of each year the aggregate number of common shares that may be issued under the 2013 Plan shall automatically increase by such a number of shares equal to the lower of (a) 6% of the total number of common shares outstanding on the last calendar day of the prior fiscal year and (b) a number of common shares determined by the Company’s board of directors. As of June 30, 2018, options to purchase 2,965,079 shares of common stock at a weighted average exercise price of $6.72 per share and 212,297 shares of common stock underlying restricted stock units (RSU’s) remained outstanding under the 2013 Plan. As of June 30, 2018, there were 528,406 shares of common stock available for grant under the 2013 Plan.

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

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Research and development expenses	$386,590	$204,442	$738,402	$467,406
General and administrative expenses	598,194	400,791	1,114,797	995,924

Total stock-based compensation expense	$984,784	$605,233	$1,853,199	$1,463,330

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2017	2,246,857	$4.87
Granted	1,155,306	8.41
Cancelled	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at June 30, 2018	3,402,163	$6.07	8.14	$6,937,262

Exercisable at June 30, 2018	1,585,500	$4.86	6.95	$4,944,854

(a)

The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2018 of $7.95 and the price of the underlying options.

As of June 30, 2018, unamortized stock-based compensation for all stock options was $8,780,414 and will be recognized over a weighted average period of 2.98 years.

Restricted Stock Units

Terms of RSUs agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the 2013 Plan. RSUs granted by the Company typically vest over a four year period. In the event that the employees’ employment with the Company terminates any unvested shares are forfeited and revert to the Company. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to RSUs for the six months ended June 30, 2018:

Number of Shares
Outstanding at December 31, 2017	157,128
Granted	96,144
Vested/released	(40,975)

Outstanding at June 30, 2018	212,297

The weighted-average fair value of RSUs granted was $8.60 per share for the six months ended June 30, 2018. As of June 30, 2018, the outstanding restricted stock units had unamortized stock-based compensation of $1,300,573 with a weighted-average remaining recognition period of 3.21 years and an aggregate intrinsic value of $1.7 million.

Employee Stock Purchase Plan

In March 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (2016 ESPP), which became effective in June 2016 following the approval of the Company’s stockholders. The 2016 ESPP authorizes the initial issuance of up to a total of 223,263 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2016 ESPP automatically increases on the first business day of each fiscal year, commencing in 2017, by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2016 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. Participating employees purchase stock under the 2016 ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions, which were derived in a manner similar to those discussed above relative to stock options. At June 30, 2018, the Company had 191,778 shares available for issuance under the 2016 ESPP. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the 2016 ESPP as of June 30, 2018 and 2017 are as follows:

	2018	2017
Weighted-average grant-date fair value per share	$2.63	$0.70
Total shares issued	—	11,522
Total stock-based compensation expense	$37,877	$8,037

10.	STOCK PURCHASE WARRANTS

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

In connection with the Initial Public Offering, the Company issued the underwriters of the offering warrants to purchase up to 60,000 shares of common stock. The warrants are exercisable beginning on May 1, 2015 for cash or on a cashless basis at a per share price of $10.00. The warrants will expire on May 1, 2019 and were outstanding at June 30, 2018.

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

Overview

Aldeyra Therapeutics is developing next-generation medicines to improve the lives of patients with immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease and other forms of ocular inflammation. We are leveraging our experience in ocular inflammation to develop other product candidates for systemic inflammatory disease. We intend to commercialize our products directly and through collaborations that expand global reach.

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

Our first immune-modulating therapeutic approach is, we believe, mechanistically novel, and is focused on the sequestration of pro-inflammatory aldehyde-containing mediators, which we refer to as RASP (Reactive Aldehyde Species). We have developed a family of novel small molecule RASP scavengers, led by our product candidate reproxalap, which has been shown in multiple clinical trials to diminish inflammation. In addition to the RASP scavenger platform, we intend to discover or license other immune-modulating product candidates with novel mechanisms of action. For example, we have in-licensed a clinical-stage product candidate ADX-1612 (investigated in oncology under the name ganetespib), which inhibits Heat Shock Protein 90 (HSP90), a mechanistically differentiated potential approach for treatment of a number of inflammatory diseases.

As a topical ophthalmic solution, reproxalap was developed for the treatment of ocular inflammation, and has now demonstrated statistically and clinically significant improvement across an aggregate of four Phase 2 clinical trials in dry eye disease, allergic conjunctivitis, and noninfectious anterior uveitis. Utilizing our experience in ocular inflammation, we intend to develop other RASP scavengers for systemic immune disease. In addition to our internal product development for systemic inflammatory diseases, we announced in February 2018 a partnership with Janssen, a Johnson & Johnson company, to develop other RASP scavengers for systemic immune-mediated diseases. In the future, we may enter into additional partnerships that facilitate the development and commercialization of our product candidates.

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

Our program in dry eye disease has begun Phase 2b clinical testing, and, in July 2018, we announced that the last patient completed dosing in the trial. Our programs in SLS, noninfectious anterior uveitis, and allergic conjunctivitis have begun Phase 3 clinical testing. For allergic conjunctivitis, the ongoing Phase 3 clinical trial was designed to assess ocular itching following administration of allergen directly to the eye. In addition, as we prepare for a subsequent Phase 3 clinical trial in allergic conjunctivitis, we expect to initiate two clinical methods development studies to assess the feasibility of measuring ocular itching following environmental exposure to allergen.

Our systemic inflammation programs for our RASP scavenger platform and ADX-1612 are expected to begin clinical testing in 2019. A novel RASP scavenger is in pre-clinical development for retinal disease. All of our development timelines may be subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, and other factors that could delay the initiation, completion, or reporting of clinical trials. Our product candidate development pipeline is illustrated below.

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

In June 2017, we entered into a Controlled Equity OfferingSM Sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor may sell such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and we may set the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that Cantor will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. From January 1, 2018 through June 30, 2018, we sold an aggregate of 1,663,584 shares of common stock and received $13.0 million after deducting commissions related to the Sales Agreement and other offering costs. From July 1, 2018 through August 9, 2018, we sold an aggregate of 132,722 shares of our common stock and received $1.1 million after deducting commissions related to the Sales Agreement.

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

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses, benefits, and stock-based compensation for our full-time employees during the three and six months ended June 30, 2018 and 2017. Other general and administrative expenses include professional fees for auditing, tax, and legal services including patent related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Total other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the three months ended June 30, 2018, comprehensive loss is equal to our net loss of $9.1 million and an unrealized gain on marketable securities of $13,826. For the six months ended June 30, 2018, comprehensive loss is equal to our net loss of $17.4 million and an unrealized gain on marketable securities of $15,272. For the three months ended June 30, 2017, comprehensive loss is equal to our net loss of $5.3 million and an unrealized gain of $107. For the six months ended June 30, 2017, comprehensive loss is equal to our net loss of $10.4 million and an unrealized loss on marketable securities of $4,769.

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

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Research and development expenses. Research and development expenses were $6.8 million for the three months ended June 30, 2018, compared to $3.8 million for the three months ended June 30, 2017. The increase of $3.0 million is primarily related to the increases in our external research and development expenditures, including clinical and manufacturing expenses and personnel costs including stock compensation, partially offset by a reduction in pre-clinical expenses.

General and administrative expenses. General and administrative expenses were $2.4 million for the three months ended June 30, 2018, and $1.5 million for the three months ended June 30, 2017. The increase of $0.9 million is primarily related to an increase in personnel cost including stock compensation and intellectual property legal expenses.

Other income (expense). Total other income (expense), net was $115,598 and $21,921 for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our Credit Facility.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Research and development expenses. Research and development expenses were $13.4 million for the six months ended June 30, 2018, compared to $7.2 million for the six months ended June 30, 2017. The increase of $6.2 million is primarily related to the increases in our external research and development expenditures, including clinical and manufacturing expenses and personnel costs including stock compensation, partially offset by a reduction in pre-clinical expenses.

General and administrative expenses. General and administrative expenses were $4.3 million for the six months ended June 30, 2018, compared to $3.2 million for the six months ended June 30, 2017. The increase of $1.1 million is primarily related to an increase in personnel costs, including stock-based compensation, and legal costs.

Other income (expense). Total other income (expense), net was $209,944 and $26,701 for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our credit facility.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our Credit Facility discussed below. Since inception, we have incurred operating losses and negative cash flows from operating activities, and have devoted substantially all of our efforts towards research and development. At June 30, 2018, we had total stockholders’ equity of approximately $37.0 million, and cash, cash equivalents, reverse repurchase agreements and marketable securities of $41.7 million. During the three months ended June 30, 2018, we had a net loss of approximately $9.1 million. We expect to generate operating losses for the foreseeable future.

We are a party to a loan and security agreement (the Credit Facility) with Pacific Western Bank (Pacific Western, formerly Square 1 Bank), which was originally entered into in April 2012 and has been subsequently amended. Pursuant to the Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5.0 million available to us to fund expenses related to our clinical trials and general working capital purposes. The term loans were made available to us upon the following terms: (i) $2.0 million was made available in November 2014 (which was used in part to refinance then outstanding loans from Pacific Western); and (ii) $3.0 million became available to us in May 2016 following the satisfaction of certain conditions, including receipt of positive Phase 2 clinical trial results in noninfectious anterior uveitis. In November 2017, we amended our Credit Facility such that any term loan we draw is payable as interest only prior to October 2018 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The annualized interest rate as of December 31, 2017 was 6.56%. The Credit Facility is collateralized by our assets, including our intellectual property. As of June 30, 2018 and December 31, 2017, $1.4 million was outstanding under the Credit Facility. At June 30, 2018 and December 31, 2017, the Credit Facility is shown net of a remaining debt discount of $52,000 and $59,000 respectively, which is being amortized using the effective interest method through the current maturity date of the Credit Facility, September 2021.

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

In June 2017, we entered into a Controlled Equity OfferingSM Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor may sell such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and we may set the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Sales Agreement provides that Cantor will be entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Sales Agreement. From January 1, 2018 through June 30, 2018, we sold an aggregate of 1,663,584 shares of our common stock and received $13.0 million after deducting commissions related to the Sales Agreement and other offering costs. From July 1, 2018 through August 9, 2018, we sold an aggregate of 132,722 shares of our common stock and received $1.1 million after deducting commissions related to the Sales Agreement.

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

We believe that our cash, cash equivalents, reverse repurchase agreements and marketable securities as of June 30, 2018, together with the proceeds of the sales of common stock under the Sales Agreement through August 9, 2018 and the amounts available under the Credit Facility, will be adequate to fund planned operations, into the first quarter of 2020 based on the preclinical and clinical development activities currently contemplated by management as described in the pipeline chart appearing in the “Overview” section above. However, these amounts will not be sufficient for us to continue development beyond such activities or to commercialize our product candidates or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months ended June 30,
	2018	2017
Net cash used in operating activities	$(14,200,284)	$(9,498,741)
Net cash provided by/(used in) investing activities	5,658,088	1,540,065
Net cash provided by/(used in) financing activities	13,124,533	10,553,357

Net increase (decrease) in cash and cash equivalents	$4,582,337	$2,594,681

Operating Activities. Net cash used in operating activities was $14.2 million for the six months ended June 30, 2018, compared to net cash used in operating activities of $9.5 million for the same period in 2017. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the six months ended June 30, 2018 as compared to 2017 was due to an increase in research and development expenses, including clinical and manufacturing activities, and general and administrative expenses.

Investing Activities. Net cash provided by investing activities was $5.7 million for the six months ended June 30, 2018, and $1.5 million for the six months ended June 30, 2017. The primary use of cash for investing activities was for the purchase of marketable securities, and for the cost of leasehold improvements, and the purchase of furniture, fixtures, and computers and related equipment for the six months ended June 30, 2018. The primary source of cash for investing activities for the six months ended June 30, 2018 was from the sale of marketable securities.

Financing Activities. Net cash provided by financing activities was $13.1 million for the six months ended June 30, 2018, compared to $10.6 million for the six months ended June 30, 2017. The net cash provided by financing activities for the six months ended June 30, 2018 was related to our Sales Agreement with Cantor, under which we sold an aggregate of 1,663,584 shares of our common stock, resulting in $13.0 million in proceeds after deducting commissions and other offering costs. The net cash provided by financing activities for the six months ended June 30, 2017 was related to our February 2017 underwritten public offering.

Off-Balance Sheet Arrangements

Through June 30, 2018, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2018. Based on our management’s evaluation (with the participation of our Chief Executive Officer and President and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the three months ended June 30, 2018 and 2017 was approximately $9.1 million and $5.3 million, respectively. As of June 30, 2018, we had total stockholders’ equity of $37.0 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, as product candidates proceed through development, the trial designs may often be different and may evolve and change from phase to phase or within the same phase, the vehicles or controls may be modified from trial to trial and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. Success in earlier clinical trials or clinical trials focused on a different indication does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through other phases of clinical testing. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. Moreover, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

Our clinical focus is on the development of new products for inflammation and an inborn error of metabolism. Our Phase 3 vehicle-controlled clinical program in noninfectious anterior uveitis and our Phase 3 clinical program in SLS represent the first such clinical trials performed. Further, we have proposed to the FDA a novel assessment methodology for our Phase 3 clinical program in allergic conjunctivitis, which may require changes to the design of subsequent Phase 3 clinical trials. Thus, the timing and likelihood of success in our late-stage clinical programs cannot necessarily be predicted.

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

As of June 30, 2018, we had only 15 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of four individuals and certain other employees: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer; Joshua Reed, our Chief Financial Officer; David J. Clark, M.D., our Chief Medical Officer and David B. McMullin, our Senior Vice President, Corporate Development and Strategy. Our current management team has only been working together for a relatively short period of time. Our future performance will depend significantly on our ability to successfully integrate our new Chief Financial Officer and our new Senior Vice President, Corporate Development and Strategy into our management team, and on those officers’ ability to develop and maintain an effective working relationship. Our failure to integrate these recently hired executive officers with other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, and drug development consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

Because, as of June 30, 2018, we only had 15 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Pacific Western Bank. In the case of a continuing event of default under the loan, Pacific Western Bank, the lender, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Although as of June 30, 2018, we had sufficient cash and cash equivalents to repay all obligations owed to Pacific Western Bank if the debt was accelerated, in the event we do not or are not able to repay the obligations at the time a default occurred, Pacific Western Bank may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Pacific Western Bank under the loan, which includes our intellectual property.

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

We have a $5.0 million Credit Facility with Pacific Western that is secured by a lien covering all of our assets as of June 30, 2018. As of June 30, 2018 and December 31, 2017, the outstanding principal balance under the Credit Facility was approximately $1.4 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or property; changing our business, including changing the composition of our executive team or board of directors; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; creating other liens on our assets; and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

As of June 30, 2018, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 42.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We expect the rules and regulations applicable to public companies to continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If public company rules and regulations divert the attention of our management and personnel from other business concerns, our business, financial condition, and results of operations could be adversely affected. Increased costs associated with public company expenses will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, public company rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements, the impact of which could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

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

These actions could cause our stock price to experience periods of volatility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

10.29	Amendment No. 2 to the Registrant’s 2013 Equity Incentive Plan.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017; (iii) Statements of Cash Flows for the three months ended June 30, 2018 and 2017; and (iv) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

August 9, 2018	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

August 9, 2018	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)