Form 10-Q
period 2018-09-30
Aldeyra Therapeutics, Inc.
filed 2018-11-14
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2018, there were 26,244,434 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2018

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,008,652	$2,023,337
Cash equivalents - reverse repurchase agreements	11,000,000	18,000,000
Marketable securities	17,133,925	22,923,462
Prepaid expenses and other current assets	1,702,533	1,018,967

Total current assets	36,845,110	43,965,766
Deferred offering costs	43,000	165,930
Fixed assets, net	243,483	43,262

Total assets	$37,131,593	$44,174,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,442,370	$1,000,963
Accrued expenses	3,746,037	2,236,465
Current portion of credit facility	465,278	116,319

Total current liabilities	7,653,685	3,353,747
Credit facility, net of current portion and debt discount	882,841	1,220,192

Total liabilities	8,536,526	4,573,939

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 20,989,302 and 19,137,639 shares issued and outstanding, respectively	20,989	19,138
Additional paid-in capital	156,481,258	139,241,635
Accumulated other comprehensive loss	(5,196)	(17,831)
Accumulated deficit	(127,901,984)	(99,641,923)

Total stockholders’ equity	28,595,067	39,601,019

Total liabilities and stockholders’ equity	$37,131,593	$44,174,958

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$7,880,822	$3,539,368	$21,274,032	$10,757,279
General and administrative	3,065,912	1,475,904	7,330,142	4,684,574

Loss from operations	(10,946,734)	(5,015,272)	(28,604,174)	(15,441,853)

Other income (expense):
Interest income	163,015	56,651	427,361	136,652
Interest expense	(28,846)	(27,578)	(83,248)	(80,878)

Total other income (expense), net	134,169	29,073	344,113	55,774

Net loss	$(10,812,565)	$(4,986,199)	$(28,260,061)	$(15,386,079)

Net loss per share - basic and diluted	$(0.52)	$(0.32)	$(1.40)	$(1.04)

Weighted average common shares outstanding - basic and diluted	20,969,913	15,581,426	20,168,633	14,844,914

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Net loss	$(10,812,565)	$(4,986,199)	$(28,260,061)	$(15,386,079)
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities	(2,637)	3,638	12,635	(1,131)

Total other comprehensive income/(loss)	$(2,637)	$3,638	$12,635	$(1,131)

Comprehensive loss	$(10,815,202)	$(4,982,561)	$(28,247,426)	$(15,387,210)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,260,061)	$(15,386,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,126,919	2,122,669
Amortization of debt discount – non-cash interest expense	11,608	15,588
Net amortization/(accretion) of premium/(discount) on debt securities available for sale	(82,996)	165,562
Depreciation	48,161	29,927
Change in assets and liabilities:
Prepaid expenses and other current assets	(683,566)	(923,045)
Accounts payable	2,441,407	209,826
Accrued expenses	1,509,572	(438,793)

Net cash used in operating activities	(21,888,956)	(14,204,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(248,382)	(11,592)
Purchases of marketable securities	(21,573,832)	(20,198,275)
Sales of marketable securities	27,459,000	18,122,000

Net cash provided by/(used in) investing activities	5,636,786	(2,087,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	14,194,871	37,474,106
Proceeds from issuance of common stock in Employee Stock Purchase Plan	85,614	45,555
Deferred offering costs paid in cash	(43,000)	(138,661)

Net cash provided by financing activities	14,237,485	37,381,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,014,685)	21,088,788
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,023,337	12,015,061

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,008,652	$33,103,849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$81,968	$64,024

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (the Company or Aldeyra), a Delaware corporation, is developing next-generation medicines to improve the lives of patients with immune-mediated diseases.

The Company’s principal activities to date include research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 29, 2018. The financial information as of September 30, 2018, the three and nine months ended September 30, 2018 and 2017 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2017 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

In June 2017, the Company entered into a Controlled Equity OfferingSM Sales agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which the Company offered and sold, from time to time through Cantor, shares of the Company’s common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor sold such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, with the Company setting the parameters for the sale of shares thereunder, including the number of shares to be sold, the time period during which sales were requested to be made, any limits on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provided that Cantor was entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. The Company had no obligation to sell any shares under the Sales Agreement. From January 1, 2018 through September 30, 2018, the Company sold an aggregate of 1,796,306 shares of common stock and received $14.2 million after deducting commissions related to the Sales Agreement and other offering costs.

Based on its current operating plan, the Company believes that its cash, cash equivalents, reverse repurchase agreements, and marketable securities as of September 30, 2018, together with the $67.6 million in net proceeds from its public offering in October 2018 (Note 12), will be adequate to fund its currently anticipated operating expenses through the end of 2020. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities; commercialize its product candidates; or conduct any substantial, additional development requirements requested by the U.S. Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, or meet financial covenants that could be implemented under the Company’s term loans in certain circumstances, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

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

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation — Stock Compensation (Topic 718) (ASU 2018-07). The amendments in ASU 2018-07 expand the scope of the employee share-based payments guidance to include share-based payments issued to non-employees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards to non-employees. The Company has adopted the provisions of ASU 2018-07 in the quarter ended September 30, 2018 and it did not have a material impact on the Company’s financial statements. When adopting the provisions of ASU 2018-07, the Company changed the expense recognition for share-based payments to non-employees to an amount determined at grant or modification date instead of a variable amount to be valued at each reporting period.

In August 2016, the FASB issued ASU No. 2016-15 (ASU 2016-15), Statement of Cash Flows. The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The Company adopted ASU 2016-15 in the quarter ended March 31, 2018, and it did not have a material impact on the Company’s financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 (ASU 2016-02), Leases. ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of the guidance on our condensed financial statements and related processes and internal controls. While we expect the implementation to result in the recognition of right-of-use assets and lease liabilities for most of our operating lease commitments, we do not expect the guidance to have material impact on our statements of cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted ASU 2016-01 in the quarter ended March 31, 2018, and it did not have a material impact on the Company’s financial statements.

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

As of September 30, 2018 and 2017, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, because such securities had an antidilutive impact:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	3,512,163	2,236,857	3,512,163	2,236,857
Warrants to purchase common stock	60,000	1,384,608	60,000	1,384,608
Restricted stock units	212,297	157,128	212,297	157,128

Total of common stock equivalents	3,784,460	3,778,593	3,784,460	3,778,593

4.	CASH, CASH EQUIVALENTS, REVERSE REPURCHASE AGREEMENTS AND MARKETABLE SECURITIES

At September 30, 2018, cash, cash equivalents, reverse repurchase agreements and marketable securities were comprised of:

	Carrying Amount	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash Equivalents	Reverse Repurchase Agreements	Current Marketable Securities
Cash	$5,905,553	$—	$—	$5,905,553	$5,905,553	$—	$—
Money market funds	1,103,099	—	—	1,103,099	1,103,099	—	—
Reverse repurchase agreements	11,000,000	—	—	11,000,000	—	11,000,000	—
U.S. government agency securities	17,139,121	—	(5,196)	17,133,925	—	—	17,133,925

Available for Sale(1)	28,139,121	—	(5,196)	28,133,925	—	11,000,000	17,133,925

Total cash, cash equivalents, reverse repurchase agreements, and current marketable securities					$7,008,652	$11,000,000	$17,133,925

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities were less than one year at September 30, 2018.

5.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at September 30, 2018 or December 31, 2017. The following table presents information about the Company’s assets measured at fair value at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$1,103,099	$—	$—	$1,103,099
Reverse repurchase agreements (b)	—	11,000,000	—	11,000,000
U.S. government agency securities (b)	—	17,133,925	—	17,133,925

Total assets at fair value	$1,103,099	$28,133,925	$—	$29,237,024

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$1,043,852	$—	$—	$1,043,852
Reverse repurchase agreements (b)	—	18,000,000	—	18,000,000
U.S. government agency securities (b)	—	22,923,462	—	22,923,462

Total assets at fair value	$1,043,852	$40,923,462	$—	$41,967,314

(a)	Money market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.
(b)

Reverse repurchase agreements and U.S. government agency securities are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

Financial instruments including cash equivalents and accounts payable are carried in the financial statements at amounts that approximate their fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loan under its credit facility approximates market value currently available to the Company. Marketable securities are carried at fair value.

6.	ACCRUED EXPENSES

Accrued expenses at September 30, 2018 and December 31, 2017 were comprised of:

	September 30,	December 31,
	2018	2017
Accrued compensation	$1,176,329	$788,570
Accrued research and development	2,141,474	1,327,103
Accrued general & administrative	428,234	120,792

Accrued expenses	$3,746,037	$2,236,465

7. CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Pacific Western (Credit Facility), of which $1.4 million was outstanding as of September 30, 2018. The Company entered into the Credit Facility in April 2012 and it has been subsequently amended to make term loans in a principal amount of up to $5,000,000 available to the Company with proceeds to be used first to refinance outstanding loans from Pacific Western, second to fund expenses related to its clinical trials, and the remainder for general working capital purposes. The term loans are to be made available upon the following terms: (i) $2,000,000 was made available on November 10, 2014; and (ii) $3.0 million (the Tranche B Loan) which was made available to the Company in May 2016 following the satisfaction of certain conditions, including receipt of positive phase 2 data in noninfectious anterior uveitis. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. In November 2017, the Company amended its Credit Facility such that any term loan the Company draws is payable as interest-only prior to October 2018 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months.

The Credit Facility is collateralized by the Company’s assets, including its intellectual property.

In conjunction with obtaining and amending the Credit Facility, the Company issued warrants to the bank with an aggregate fair value of $266,000, which were recorded as a debt discount. This discount is being amortized using the effective interest method through the current maturity date of the Credit Facility in October 2021. All amendments to the credit facility were determined to be modifications in accordance with ASC 470, Debt and did not result in extinguishment.

At September 30, 2018 and December 31, 2017, the Credit Facility is shown net of a remaining debt discount of $48,000 and $59,000, respectively.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all of its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to 2016, Aldeyra had undergone two ownership changes and it is possible that additional ownership changes have occurred since. However, the Company’s management believes that it had sufficient “built-in-gain” to offset any Section 382 of the Code limitation generated by known ownership changes. Any future ownership changes, including those resulting from the Company’s recent or future financing activities, may cause the Company’s existing tax attributes to have additional limitations.

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

The Company has three equity incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of September 30, 2018, options to purchase 23,954 shares of common stock at a weighted average exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated in May 2014 upon the Company’s initial public offering (Initial Public Offering). However, grants made under the 2010 Plan are still governed by that plan. As of September 30, 2018, options to purchase 413,130 shares of common stock at a weighted average exercise price of $1.58 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the registration statement for the Initial Public Offering. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. The 2013 Plan was amended in June 2018. The amended 2013 Plan provides that commencing in 2019, on January 1 of each year the aggregate number of common shares that may be issued under the 2013

Plan shall automatically increase by such a number of shares equal to the lower of (a) 6% of the total number of shares of common stock outstanding on the last calendar day of the prior fiscal year and (b) a number of shares of common stock determined by the Company’s board of directors. As of September 30, 2018, options to purchase 3,075,079 shares of common stock at a weighted average exercise price of $6.73 per share and 212,297 shares of common stock underlying restricted stock units (RSU’s) remained outstanding under the 2013 Plan. As of September 30, 2018, there were 418,406 shares of common stock available for grant under the 2013 Plan.

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

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Research and development expenses	$396,940	$224,341	$1,135,342	$691,747
General and administrative expenses	876,780	434,998	1,991,577	1,430,921

Total stock-based compensation expense	$1,273,720	$659,339	$3,126,919	$2,122,668

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2017	2,246,857	$4.87
Granted	1,265,306	8.27

Outstanding at September 30, 2018	3,512,163	$6.10	7.94	$27,056,003

Exercisable at September 30, 2018	1,725,007	$4.99	6.82	$15,195,549

(a)

The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2018 of $13.80 and the per share exercise price of the underlying options.

As of September 30, 2018, unamortized stock-based compensation for all stock options was $8,377,364 and will be recognized over a weighted average period of 2.85 years.

Restricted Stock Units

Terms of RSUs agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the 2013 Plan. RSUs granted by the Company typically vest over a four year period. In the event that the employees’ employment with the Company terminates any unvested shares are forfeited and revert to the Company. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to RSUs for the nine months ended September 30, 2018:

Number of Shares
Outstanding at December 31, 2017	157,128
Granted	96,144
Vested/released	(40,975)

Outstanding at September 30, 2018	212,297

The weighted-average fair value of RSUs granted was $8.60 per share for the nine months ended September 30, 2018. As of September 30, 2018, the outstanding restricted stock units had unamortized stock-based compensation of $1.2 million with a weighted-average remaining recognition period of 2.97 years and an aggregate intrinsic value of $3.1 million.

Employee Stock Purchase Plan

In March 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (2016 ESPP), which became effective in June 2016 following the approval of the Company’s stockholders. The 2016 ESPP authorizes the issuance of up to a total of 414,639 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2016 ESPP automatically increases on the first business day of each fiscal year, commencing in 2017, by a number equal to the lesser of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2016 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. Participating employees purchase stock under the 2016 ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions, which were derived in a manner similar to those discussed above relative to stock options. At September 30, 2018, the Company had 368,772 shares available for issuance under the 2016 ESPP. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the 2016 ESPP as of September 30, 2018 and 2017 are as follows:

	2018	2017
Weighted-average grant-date fair value per share	$2.97	$1.77
Total shares issued	34,345	11,522
Total stock-based compensation expense	$56,514	$44,720

10.	STOCK PURCHASE WARRANTS

On January 14, 2015, the Company sold, in a private placement, an aggregate of approximately 1.1 million shares of common stock at a price of $7.00 per share. Investors received warrants to purchase up to approximately 1.1 million shares of common stock. The Company raised approximately $7.1 million in net proceeds in the private placement of common stock and warrants. Additionally, on January 21, 2015, in a subsequent private placement, the Company sold an aggregate of 211,528 shares of common stock at a price of $9.33 per share and a warrant to purchase up to 211,528 shares of common stock at a price of $0.125 per share subject to the warrant. The Company raised approximately $1.9 million in net proceeds in the private placement of common stock and a warrant to purchase common stock. In both transactions, the exercise price of the warrants was $9.50 per share. The warrants expired unexercised in January 2018.

In connection with the Initial Public Offering, the Company issued the underwriter of the offering warrants to purchase up to 60,000 shares of common stock. The warrants were exercisable beginning on May 1, 2015 for cash or on a cashless basis at a per share price of $10.00. The warrants will expire on May 1, 2019 and were outstanding at September 30, 2018.

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

In October 2018, the Company closed an underwritten public offering in which it sold, 5,250,000 shares of its common stock. The net proceeds of the offering were approximately $67.6 million, after deducting the underwriting discounts and commissions and the other estimated offering expenses payable by Aldeyra.

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

Overview

Aldeyra Therapeutics is developing next-generation medicines to improve the lives of patients with immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease and other forms of ocular inflammation. We are leveraging our experience in ocular inflammation to develop other product candidates for systemic inflammatory disease and in other immune-mediated diseases, including cancer. We intend to commercialize our products directly and through collaborations that expand global reach.

Inflammation is a significant component of many different diseases, including cardiovascular, metabolic, neurological, and musculoskeletal conditions, affecting tens of millions of patients in the United States and hundreds of millions of patients worldwide. Given the complexity of immune dysregulation, which involves many mediators and signaling pathways, rarely is any single therapeutic approach effective, and most inflammatory diseases are inadequately treated. As such, we believe inflammatory diseases represent considerable unmet medical need, and new immune-modulating therapies are therefore in high demand. In aggregate, we believe the potential markets for novel therapeutics that treat inflammation are considerable, representing in excess of $50 billion worldwide.

Our first immune-modulating therapeutic approach is, we believe, mechanistically novel, and is focused on the sequestration of pro-inflammatory aldehyde-containing mediators, which we refer to as RASP (Reactive Aldehyde Species). We have developed a family of novel small molecule RASP scavengers, led by our product candidate reproxalap, which has been shown in multiple clinical trials to diminish inflammation. In addition to the RASP scavenger platform, we intend to discover or license other immune-modulating product candidates with novel mechanisms of action. For example, we have in-licensed a clinical-stage product candidate ADX-1612, which inhibits Heat Shock Protein 90 (Hsp90), a mechanistically differentiated potential approach for treatment of a number of inflammatory diseases.

As a topical ophthalmic solution, reproxalap was developed for the treatment of ocular inflammation, and has now demonstrated statistically and clinically significant improvement across an aggregate of five Phase 2 clinical trials in dry eye disease, allergic conjunctivitis, and noninfectious anterior uveitis. Utilizing our experience in ocular inflammation, we intend to develop other RASP scavengers for systemic immune disease. In addition to our internal product development for systemic inflammatory diseases, we announced in February 2018 a partnership with Janssen, a Johnson & Johnson company, to develop other RASP scavengers for systemic immune-mediated diseases. In the future, we may enter into additional partnerships that facilitate the development and commercialization of our product candidates.

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

Our programs in SLS, noninfectious anterior uveitis, and allergic conjunctivitis have begun Phase 3 clinical testing. Results from the allergic conjunctivitis Phase 3 clinical trial are expected in early in 2019 and results from the first part of the SLS Phase 3 clinical trial and the noninfectious anterior uveitis Phase 3 clinical trial are expected in the second half of 2019. For allergic conjunctivitis, the ongoing Phase 3 clinical trial was designed to assess ocular itching following administration of allergen directly to the eye. In addition, as we prepare for a subsequent Phase 3 clinical trial in allergic conjunctivitis, we have initiated two clinical methods development studies to assess the feasibility of measuring ocular itching following environmental exposure to allergen.

In September 2018, we announced the results of a randomized, vehicle-controlled, parallel-group, multi-center, double-masked Phase 2b clinical trial of 0.1% and 0.25% concentrations of reproxalap topical ophthalmic solution versus vehicle in dry eye disease. Relative to patients treated with vehicle, patients treated with the 0.25% concentration of reproxalap statistically significant and clinically relevant reductions in the Four-Symptom Ocular Dryness Score (p<0.05) and the Overall Ocular Discomfort Symptom Score (p<0.05). Symptom improvement greater than that of vehicle was consistently observed across all measures, and activity versus vehicle was evident as early as two weeks (the first assessment following initiation of therapy). The early onset of symptomatic improvement is consistent with the Phase 2a clinical trial of topical ocular reproxalap in dry eye disease, and is supportive of a differentiated product profile relative to standard of care. Patients treated with the 0.25% concentration of reproxalap also demonstrated reductions in ocular fluorescein staining score that were statistically superior to those of patients treated with vehicle (p<0.05). Both 0.1% and 0.25% reproxalap concentrations demonstrated activity relative to vehicle, and a clear dose response was observed. Consistent with previous clinical trials, topical ocular reproxalap was well-tolerated, and reported adverse events were generally mild. Following discussion with regulatory authorities, we plan to initiate a Phase 3 program in dry eye disease in 2019.

In September 2018, we announced positive results from the MESO-2 investigator-sponsored Phase 1/2 clinical trial of ADX-1612 in patients with pleural malignant mesothelioma. ADX-1612, when combined with standard pemetrexed and platinum therapy, resulted in partial response rates that exceeded historical standard of care. ADX-1612 is a selective inhibitor of heat shock protein 90 (Hsp90), a molecular chaperone that controls the folding and activation of client proteins involved in DNA repair and cell division. The MESO-2 investigator-sponsored dose escalation clinical trial was designed to assess the safety, tolerability, and efficacy of ADX-1612 in combination with standard pemetrexed and platinum therapy, using either cisplatin or carboplatin. Twenty-seven patients with pleural malignant mesothelioma were enrolled at a single site in the United Kingdom, and were divided into one of three cohorts receiving 100, 150, or 200 mg/m2 of ADX-1612 on days 1 and 15 every 21 days. Of 23 evaluable patients, 22 patients (96%) manifested stable disease or clinical response, and one patient (4%) with non-epithelial histology progressed, as measured by via RECIST (Response Evaluation Criteria in Solid Tumors) criteria. The overall response rate was 61%, relative to historical standard of care response rates of 20 to 40%. The response rate in patients with epithelial histology was 76%. In seven patients, reduction of tumor burden was greater than 50%. One patient remained progression-free after 37 months. ADX-1612 was observed to be well-tolerated, and dose-limiting toxicity was observed in three patients, all of whom were enrolled in the highest dose group. Pending discussions with regulatory authorities, we plan to initiate a Phase 2 clinical trial of ADX-1612 in mesothelioma.

Our systemic inflammation programs for our RASP scavenger platform and ADX-1612 are expected to begin clinical testing in 2019. In addition, a novel RASP scavenger is in preclinical development for retinal disease. All of our development timelines may be subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, funding, and other factors that could delay the initiation, completion, or reporting of clinical trials. Our product candidate development pipeline is illustrated below.

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

In October 2018, we closed an underwritten public offering in which we sold 5,250,000 shares of our common stock. The net proceeds of the offering were approximately $67.6 million, after deducting the underwriting discounts and commissions and the other estimated offering expenses payable by us.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. In addition, contingent on capital resources, we may augment, diminish, or otherwise modify the clinical development plan described herein.

Since our incorporation, we have devoted substantially all of our resources to the preclinical and clinical development of our product candidates. Our ability to generate revenues largely depends upon our ability, alone or with others, to complete the development of our product candidates to obtain the regulatory approvals for and to manufacture, market, and sell our products and product candidates. The results of our operations will vary significantly from year-to-year and quarter-to-quarter, and depend on a number of factors, including risks that are detailed in, or incorporated by reference into, the section of this quarterly report entitled “Risk Factors.”

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

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses, benefits, and stock-based compensation for our full-time employees during the three and nine months ended September 30, 2018 and 2017. Other general and administrative expenses include professional fees for auditing, tax, and legal services including patent related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Total other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the three months ended September 30, 2018, comprehensive loss is equal to our net loss of $10.8 million and an unrealized loss on marketable securities of $2,637. For the nine months ended September 30, 2018, comprehensive loss is equal to our net loss of $28.2 million and an unrealized gain on marketable securities of $12,635. For the three months ended September 30, 2017, comprehensive loss is equal to our net loss of $5.0 million and an unrealized gain of $3,638. For the nine months ended September 30, 2017, comprehensive loss is equal to our net loss of $15.4 million and an unrealized loss on marketable securities of $1,131.

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

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Research and development expenses. Research and development expenses were $7.9 million for the three months ended September 30, 2018, compared to $3.5 million for the three months ended September 30, 2017. The increase of $ 4.4 million is primarily related to increases in our external research and development expenditures, including clinical and manufacturing expenses and personnel costs, partially offset by a reduction in preclinical expenses.

General and administrative expenses. General and administrative expenses were $3.1 million for the three months ended September 30, 2018, and $1.5 million for the three months ended September 30, 2017. The increase of $1.6 million is primarily related to an increase in personnel costs and intellectual property legal expenses.

Other income (expense). Total other income (expense), net was $134,169 and $29,073 for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our Credit Facility.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Research and development expenses. Research and development expenses were $21.3 million for the nine months ended September 30, 2018, compared to $10.8 million for the nine months ended September 30, 2017. The increase of $10.5 million is primarily related to the increases in our external research and development expenditures, including clinical and manufacturing expenses and personnel costs, partially offset by a reduction in preclinical expenses.

General and administrative expenses. General and administrative expenses were $7.3 million for the nine months ended September 30, 2018, compared to $4.7 million for the nine months ended September 30, 2017. The increase of $2.6 million is primarily related to an increase in personnel costs, and legal costs.

Other income (expense). Total other income (expense), net was $344,113 and $55,774 for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our credit facility.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our Credit Facility discussed below. Since inception, we have incurred operating losses and negative cash flows from operating activities, and have devoted substantially all of our efforts towards research and development. At September 30, 2018, we had total stockholders’ equity of approximately $28.6 million, and cash, cash equivalents, reverse repurchase agreements and marketable securities of $35.1 million. During the three months ended September 30, 2018, we had a net loss of approximately $10.8 million. We expect to generate operating losses for the foreseeable future.

We are a party to a loan and security agreement (the Credit Facility) with Pacific Western Bank (Pacific Western, formerly Square 1 Bank), which was originally entered into in April 2012 and has been subsequently amended. Pursuant to the Credit Facility, Pacific Western agreed to make term loans in a principal amount of up to $5.0 million available to us to fund expenses related to our clinical trials and general working capital purposes. The term loans were made available to us upon the following terms: (i) $2.0 million was made available in November 2014 (which was used in part to refinance then outstanding loans from Pacific Western); and (ii) $3.0 million became available to us in May 2016 following the satisfaction of certain conditions, including receipt of positive Phase 2 clinical trial results in noninfectious anterior uveitis. In November 2017, we amended our Credit Facility such that any term loan we draw is payable as interest only prior to October 2018 and thereafter is payable in monthly installments of principal plus accrued interest over 36 months. Each term loan accrues interest from its date of issue at a variable annual interest rate equal to the greater of 2.0% plus prime or 5.25% per annum. The annualized interest rate as of December 31, 2017 was 6.56%. The Credit Facility is collateralized by our assets, including our intellectual property. As of September 30, 2018 and December 31, 2017, $1.4 million was outstanding under the Credit Facility. At September 30, 2018 and December 31, 2017, the Credit Facility is shown net of a remaining debt discount of $48,000 and $59,000 respectively, which is being amortized using the effective interest method through the current maturity date of the Credit Facility, September 2021.

In June 2017, we entered into a Controlled Equity OfferingSM Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we offered and sold, from time to time through Cantor, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. Under the Sales Agreement, Cantor sold such shares of common stock in sales deemed to be an “at the market offering” (ATM) as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and we may set the parameters for the sale of shares thereunder, including the number of shares to be sold, the time period during which sales were requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Sales Agreement provided that Cantor was entitled to compensation for its services equal to 3.0% of the gross proceeds from the sale of shares sold pursuant to the Sales Agreement. We had no obligation to sell any shares under the Sales Agreement. From January 1, 2018 through September 30, 2018, we sold an aggregate of 1,796,306 shares of our common stock and received $14.2 million after deducting commissions related to the Sales Agreement and other offering costs.

In October 2018, we closed an underwritten public offering in which we sold 5,250,000 shares of our common stock. The net proceeds of the offering were approximately $67.6 million, after deducting the underwriting discounts and commissions and the other estimated offering expenses payable by us.

Based on our current operating plan, we believe that our cash, cash equivalents, reverse repurchase agreements, and marketable securities as of September 30, 2018, together with the $67.6 million in net proceeds from our public offering in October 2018, will be adequate to fund our currently anticipated operating expenses through the end of 2020, including the currently planned announcements of top-line data from Phase 3 clinical trials in allergic conjunctivitis, noninfectious anterior uveitis, SLS (Part 1), and dry eye disease. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities; commercialize our product candidates; or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months ended September 30,
	2018	2017
Net cash used in operating activities	$(21,888,956)	$(14,204,344)
Net cash provided by/(used in) investing activities	5,636,786	(2,087,867)
Net cash provided by/(used in) financing activities	14,237,485	37,381,000

Net increase (decrease) in cash and cash equivalents	$(2,014,685)	$21,088,789

Operating Activities. Net cash used in operating activities was $21.9 million for the nine months ended September 30, 2018, compared to net cash used in operating activities of $14.2 million for the same period in 2017. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the nine months ended September 30, 2018 as compared to 2017 was due to an increase in research and development expenses, including clinical and manufacturing activities, and general and administrative expenses.

Investing Activities. Net cash provided by investing activities was $5.6 million for the nine months ended September 30, 2018, and $2.1 million used in investing activities for the nine months ended September 30, 2017. The primary use of cash for investing activities was for the purchase of marketable securities, and for the cost of leasehold improvements, and the purchase of furniture, fixtures, and computers and related equipment for the nine months ended September 30, 2018 and September 30, 2017. The primary source of cash for investing activities for the nine months ended September 30, 2018 and September 30, 2017 was from the sale of marketable securities.

Financing Activities. Net cash provided by financing activities was $14.2 million for the nine months ended September 30, 2018, compared to $37.4 million for the nine months ended September 30, 2017. The net cash provided by financing activities for the nine months ended September 30, 2018 was related to our Sales Agreement with Cantor, under which we sold an aggregate of 1,796,306 shares of our common stock, resulting in $14.2 million in proceeds after deducting commissions and other offering costs. The net cash provided by financing activities for the nine months ended September 30, 2017 was related to our February 2017 underwritten public offering.

Off-Balance Sheet Arrangements

Through September 30, 2018, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

Except as set forth below, there have been no material changes since December 31, 2017 to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than payments made or received in the ordinary course of business.

In December 2016, we entered into a license agreement with Madrigal Pharmaceuticals, Inc. pursuant to which we obtained an exclusive, worldwide license under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize Hsp90 Inhibitors, including ADX-1612. Under the terms of the license agreement, we are obligated to make milestone payments up to make future regulatory and development and sales-dependent milestone payments of less than $340 million in the aggregate (over 80% of such amount being tied to our achievement of increasingly greater annual worldwide net sales milestones), as well as royalty payments at a rate which, as a percentage of net sales, is in the high single digits for products containing ADX-1612 and mid-single digits for any other Hsp90 Inhibitor product. The amounts payable pursuant to this license agreement are not included in the contractual obligations table included in the Annual Report as the timing of the payments is uncertain.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2018. Based on our management’s evaluation (with the participation of our Chief Executive Officer and President and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the three months ended September 30, 2018 and 2017 was approximately $10.8 million and $5.0 million, respectively. As of September 30, 2018, we had total stockholders’ equity of $28.6 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Orphan drug designation, Breakthrough therapy designation or Fast track designation from the FDA may be difficult or impossible to obtain, and if we are unable to obtain one or both such designations for reproxalap or our other product candidates, regulatory and commercial prospects may be negatively impacted.

The FDA designates orphan drug designation status to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Drugs that receive an orphan drug designation do not require prescription drug user fees at the time of marketing application, may qualify the drug development sponsor for certain tax credits, and can be marketed without generic competition for seven years. In April 2017, we announced that the FDA granted reproxalap orphan drug designation for the treatment of congenital ichthyosis, a severe skin disease characteristic of SLS. In addition, it may be difficult or not possible to obtain from the FDA orphan drug designation or a designation that facilitates and expedites development and review of certain new drugs, including breakthrough therapy designation, fast track designation or any other expedited status that we may apply for in the future, for reproxalap or our other product candidates. We believe that reproxalap and certain of our other product candidates may qualify as an orphan drug for noninfectious anterior uveitis, and possibly other diseases that we may test. However, we cannot guarantee that we will be able to receive orphan drug designation for indications other than treatment of ichthyosis or Breakthrough therapy designation from the FDA for reproxalap or our other product candidates. If we are unable to secure orphan drug designation, Breakthrough therapy designation or Fast track designation for reproxalap or our other product candidates, our regulatory and commercial prospects may be negatively impacted.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of reproxalap and our other product candidates.

As of September 30, 2018, we had only 16 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

Because, as of September 30, 2018, we only had 16 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Pacific Western Bank. In the case of a continuing event of default under the loan, Pacific Western Bank, the lender, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Although as of September 30, 2018, we had sufficient cash and cash equivalents to repay all obligations owed to Pacific Western Bank if the debt was accelerated, in the event we do not or are not able to repay the obligations at the time a default occurred, Pacific Western Bank may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Pacific Western Bank under the loan, which includes our intellectual property.

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

We have a $5.0 million Credit Facility with Pacific Western that is secured by a lien covering all of our assets as of September 30, 2018. As of September 30, 2018 and December 31, 2017, the outstanding principal balance under the Credit Facility was approximately $1.4 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or property; changing our business, including changing the composition of our executive team or board of directors; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; creating other liens on our assets; and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

As of September 30, 2018, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 42.0% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

These actions could cause our stock price to experience periods of volatility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

10.30	Offer Letter, effective as of July 30, 2018, between the Registrant and Joshua Reed.

10.31	Separation and Consulting Letter Agreement, effective as of July 27, 2018, between the Registrant and Stephen Tulipano.

10.32*	License Agreement, dated as of December 26, 2016, by and between Registrant and Madrigal Pharmaceuticals, Inc. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K as filed on September 25, 2018, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017; (iii) Statements of Cash Flows for the three months ended September 30, 2018 and 2017; and (iv) Notes to Financial Statements.

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

*	Confidential treatment has been granted with respect to certain portions of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aldeyra Therapeutics, Inc.

November 14, 2018	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

November 14, 2018	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)