Form 10-K
period 2018-12-31
Aldeyra Therapeutics, Inc.
filed 2019-03-08
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No ☒

As of June 29, 2018, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $148,308,896, based on the closing price of the registrant’s Common Stock, as reported by The Nasdaq Capital Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2019 there were 27,395,425 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2019 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Aldeyra Therapeutics, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “design,” “might,” “objective,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	the timing of enrollment, commencement, and completion of our clinical trials;
•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;
•	delay in or failure to obtain regulatory approval of our product candidates;
•	the ability to maintain regulatory approval of our product candidates, and the labeling for any approved products;
•

the risk that prior results, such as signals of safety, activity or durability of effect, observed from preclinical or clinical trials, will not be replicated or will not continue in ongoing or future studies or trials involving our product candidates;

•	the scope, progress, expansion, and costs of developing and commercializing our product candidates;
•	uncertainty as to our ability to commercialize (alone or with others) our product candidates following regulatory approval, if any;
•	the size and growth of the potential markets and pricing for our product candidates and the ability to serve those markets;
•	our expectations regarding our expenses and revenue, the sufficiency or use of our cash resources and needs for additional financing;
•	the rate and degree of market acceptance of any of our product candidates;
•	our expectations regarding competition;
•	our anticipated growth strategies;
•	our ability to attract or retain key personnel;
•	our limited sales and marketing infrastructure;
•	our ability to establish and maintain development partnerships;
•	our ability to successfully integrate acquisitions into our business;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	regulatory developments in the United States and foreign countries;
•	our ability to obtain and maintain intellectual property protection for our product candidates; and
•	the anticipated trends and challenges in our business and the market in which we operate.

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

INDUSTRY AND MARKET DATA

We obtained the industry, market and certain other data used throughout this annual report on Form 10-K from our own internal estimates and research, as well as from industry and general publications, surveys and studies conducted by third parties. Internal estimates are derived from publicly-available information released by industry analysts and third-party sources, our internal research, and our industry experience, and are based on assumptions made by us based on such data and our knowledge of our industry and market, which we believe to be reasonable. In addition, while we believe the industry, market, and other data included in this annual report on Form 10-K are reliable and based on reasonable assumptions, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed in “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

ITEM 1.	BUSINESS

Overview

We are a biotechnology company devoted to developing and commercializing next-generation medicines to improve the lives of patients with immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease, allergic conjunctivitis, noninfectious anterior uveitis, and Sjögren-Larsson Syndrome. We have additional product candidates in development for proliferative vitreoretinopathy and other retinal diseases, post-transplant lymphoproliferative disease, autoimmune disease, metabolic disease, and cancer. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

Immune-mediated diseases are conditions that result from an imbalance of inhibitory and stimulatory factors that regulate the immune system. Immunological dysregulation can lead to a broad array of conditions that include autoimmune disease, allergy, immunoproliferative disease, and cancer. Many ocular, cardiovascular, metabolic, neurological, and musculoskeletal diseases, affecting tens of millions of patients in the United States and hundreds of millions of patients worldwide, are at least partially immune-mediated. An estimated 7% of western society suffers from some form of immune-mediated disease, and incidence has been increasing. Given the complexity of immune dysregulation, which involves many mediators and signaling pathways, rarely is any single therapeutic approach effective, and today most immune-mediated diseases are generally considered to be inadequately treated. As such, we believe immune-mediated diseases represent considerable unmet medical need, and that demand for novel immune-modulating therapies is high. Consistent with large patient populations and high therapeutic demand, the current market for the treatment of immune-mediated diseases is considerable, representing an excess of $40 billion worldwide.

Our product development pipeline is focused on immune-mediated ocular diseases and select systemic diseases, and encompasses three distinct biological mechanisms of actions: Reactive Aldehyde Species (RASP) inhibition, Dihydrofolate Reductase (DHFR) inhibition, and Heat Shock Protein 90 (Hsp90) inhibition. The immunological activity of our product candidates generally leads to diminished levels of pathological inflammation via down-regulation of immune cell activation or proliferation.

Our lead product candidate reproxalap is a RASP inhibitor that has been shown to diminish ocular inflammation, and has demonstrated statistically significant and clinically relevant improvements across an aggregate of five Phase 2 clinical trials in dry eye disease, allergic conjunctivitis, and noninfectious anterior uveitis. In a sixth Phase 2 clinical trial, reproxalap demonstrated statistically significant and clinically relevant improvements in ichthyosis (a severe skin disorder) caused by Sjögren-Larsson Syndrome, a rare RASP-mediated disease with no approved therapy.  A growing body of clinical evidence supports the potential and relevance of RASP inhibition as a new and differentiated mechanism of action. We have discovered and are developing two additional RASP inhibitors, ADX-103 and ADX-629, for the treatment of retinal disease and autoimmune disease, respectively. Additionally, in February 2018, we announced a partnership with Janssen, a Johnson & Johnson company, to develop RASP inhibitors for systemic inflammatory diseases. In the future, we may enter into additional partnerships that facilitate the development and commercialization of our product candidates.

As we continue to execute on our strategy of expanding our product candidate pipeline, we intend to license or acquire new immune-modulating approaches with novel therapeutic potential. In January 2019, we acquired Helio Vision, Inc. and thereby obtained rights to ADX-2191, an intravitreal DHFR inhibitor (methotrexate) for the prevention of proliferative vitreoretinopathy, a serious sight-threatening retinal disease with no approved treatment. In addition, in December 2016, we in-licensed the clinical-stage product candidate ADX-1612 (investigated in oncology under the name ganetespib) and ADX-1615 (an oral pro-drug of ADX-1612), both of which inhibit Hsp90, a mechanistically differentiated approach for the potential treatment of a number of inflammatory diseases.

As a result of the advancement of our product candidate pipeline, we expect to announce the results of a number of significant clinical trials in 2019:

•	The ALLEVIATE Phase 3 clinical trial of topical ocular reproxalap in allergic conjunctivitis;
•	The SOLACE Phase 3 clinical trial of topical ocular reproxalap in noninfectious anterior uveitis; and
•	Part 1 of the RESET Phase 3 clinical trial of topical dermatological reproxalap in Sjögren-Larsson Syndrome.

In addition, we expect to initiate a variety of important clinical programs in 2019:

•	The RENEW Phase 3 clinical trial of topical ocular reproxalap in dry eye disease;
•	A Phase 3 clinical trial of ADX-2191 in proliferative vitreoretinopathy;
•	A Phase 2 clinical trial of ADX-1612 in post-transplant lymphoproliferative disorder;
•	A Phase 2 clinical trial of ADX-1612 in mesothelioma; and
•	A Phase 1 clinical trial of ADX-629 in autoimmune disease.

By the end of 2019, we expect that our active clinical programs will include six unique product candidates, representing three distinct mechanisms of action across ten different potential indications. All of our development plans and timelines are subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, funding, and other factors that could delay the initiation, completion, or reporting of clinical trials. Our pipeline is illustrated below.

Product Candidate Development Pipeline

We have no products approved for sale. We will not receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products or until we potentially enter into agreements with third parties for the development and commercialization of product candidates. If our development efforts for any of our product candidates result in regulatory approval or we enter into collaboration agreements with third parties, we may generate revenue from product sales or from such third parties. We have primarily funded our operations through the sale of our convertible preferred stock, common stock, convertible promissory notes, warrants, and borrowings under debt facilities.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. In addition, contingent on capital resources, we may augment, diminish, or otherwise modify the clinical development plan described herein.

Since our incorporation, we have devoted substantially all of our resources to the preclinical and clinical development of our product candidates. Our ability to generate revenues, if any, largely depends upon our ability, alone or with others, to complete development of and obtain regulatory approvals for our product candidates, and to successfully manufacture, market, and sell our product candidates. The results of our operations will vary significantly from year-to-year and quarter-to-quarter, and depend on a number of factors, including risks related to our business and industry, risks relating to intellectual property and other legal matters, risks related to our common stock, and other risks that are detailed in the section of this annual report on Form 10-K entitled “Risk Factors.”

The Markets for Our Product Candidates

Dry Eye Disease and Allergic Conjunctivitis – Two Prevalent Diseases with Significant Comorbidity

The symptoms of dry eye disease (ocular pain, dryness, gritty sensation) and allergic conjunctivitis (ocular itching and tearing) are chronic and persistently disturbing, impacting quality of life and leading to loss of work and substantial economic burden.  Dry eye disease and allergic conjunctivitis are two of the most common diseases treated by ophthalmologists, and physicians and patients regard therapy as inadequate in a substantial number of cases.

There are approximately 20 million dry eye disease patients in the United States, yet only two drugs are approved for dry eye disease treatment, cyclosporine (0.05% as Restasis® or 0.09% as Cequa®) and lifitegrast (5% as Xiidra®). The activity of both drugs has been observed to be minimal or lacking in the majority of patients, and weeks or months of treatment may be required to achieve even modest clinical benefit.

There are approximately 100 million patients in the United States with allergic conjunctivitis, and we estimate that up to 30 million of such allergic conjunctivitis patients do not respond adequately to, or are dissatisfied with, topical antihistamines, the current standard of care. A primary reason for dissatisfaction with antihistamines appears to be lack of durable activity, which may be due to the fact that histamine is only one of the biological mediators of the disease, and the fact that increased histamine levels persist for only 10 to 20 minutes following allergen exposure.

Many patients manifest symptoms of both dry eye disease and allergic conjunctivitis, and differential diagnosis can be challenging for physicians. Approximately half of dry eye patients complain of itching, which is generally considered the result of allergy, and approximately half of allergic conjunctivitis patients complain of dryness, which is generally considered the result of dry eye disease. There are currently no United States Food and Drug Administration (FDA)-approved products that are indicated to treat both dry eye disease and allergic conjunctivitis. Neither cyclosporine nor lifitegrast have been approved for use in patients with allergic conjunctivitis, and antihistamines are known to exacerbate ocular dryness. Thus, with the possible exception of topical corticosteroids (discussed below), we believe that no currently available drug for dry eye disease or allergic conjunctivitis is likely to be effective for the treatment of patients who experience symptoms of both diseases.

By inhibiting RASP, which are elevated in a variety of inflammatory diseases, reproxalap represents a novel mechanism for diminishing ocular inflammation in dry eye disease and allergic conjunctivitis. In two Phase 2 clinical trials in dry eye disease and two Phase 2 clinical trials in allergic conjunctivitis, reproxalap demonstrated consistent statistically significant and clinically relevant activity. We believe that reproxalap may have a commercially differentiated product profile versus currently approved drugs for each indication, having shown the potential for early and broad activity in dry eye disease, and durable activity in allergic conjunctivitis. Additionally, reproxalap also has added potential of being the only product able to effectively treat dry eye disease and allergic conjunctivitis, uniquely addressing the needs of the large underserved population that suffers from both diseases.

Based on Phase 2 clinical trial results to date, discussed below, we believe reproxalap could offer superior efficacy relative to existing dry eye disease medications, particularly relative to early onset of action and breadth of activity. Thus, our current expectation is that reproxalap could be priced similarly to, or at a premium to, currently marketed drugs for dry eye disease, which are generally priced in the range of $500-550 per month. The potential size of the dry eye disease market is substantial. There are approximately 20 million diagnosed dry eye disease patients in the United States. Assuming approximately one-third of diagnosed patients are candidates for prescription medication (roughly 5.3 million patients), and assuming approximately six months of therapy per year, the potential total addressable market for reproxalap therapy in dry eye disease is greater than $17 billion in the United States.

Contingent on the results of current and planned clinical trials in DED and AC, in addition to regulatory authority approval, we intend to commercialize reproxalap ophthalmic solution directly or through marketing partnerships. Based in part on similar proprietary topical ocular product launches, we expect that approximately 200-225 sales representatives will be required in the United States to launch reproxalap for ocular inflammation associated with dry eye disease and allergic conjunctivitis.

Noninfectious Anterior Uveitis

There are approximately 260,000 patients in the United States with noninfectious anterior uveitis, a potentially blinding disease that is currently treated with topical ocular corticosteroids. Topical ocular corticosteroid therapy is generally effective but can result in serious ocular toxicity. We estimate that about half of uveitis patients have recurrent (approximately between two to three flares per year) or chronic (four or more flares per year) forms of noninfectious anterior uveitis, requiring multiple consecutive courses of treatment. The known risks of ocular corticosteroid use, including increased intraocular pressure leading to glaucoma, cataract formation, secondary ocular infections, and corneal and scleral thinning, are elevated in recurrent and chronic patients. Given the risks associated with extended corticosteroid use, there is considerable demand for novel therapies that do not cause ocular toxicity following repeated administration.

In a Phase 2 clinical trial in which patients were treated with either reproxalap, topical corticosteroids, or a combination of reproxalap and low-dose topical corticosteroids, reproxalap monotherapy was statistically non-inferior to either corticosteroid monotherapy or combination therapy, suggesting that reproxalap treatment was as effective as corticosteroid treatment. Unlike corticosteroids, in the Phase 2 clinical trial, reproxalap did not induce elevations in intraocular pressure. Thus, reproxalap represents a potentially safer therapeutic option for patients suffering from noninfectious anterior uveitis. Given the fact that noninfectious anterior uveitis is a rare but potentially blinding disease, and given the potential safety advantage of reproxalap versus corticosteroids, we believe that a one-month treatment course of reproxalap therapy could be priced up to $1,500. On average, recurrent and relapsing noninfectious anterior uveitis patient populations require two to five months of treatment per year.

Contingent upon the current Phase 3 clinical program results and regulatory authority approval, we intend to commercialize reproxalap ophthalmic solution for the treatment of NAU. Because the recurrent and chronic forms of NAU are severe and require particular medical expertise, we intend to focus on the roughly 200 uveitis and ocular inflammation sub-specialists in the United States. Thus, we expect that a small number of sales representatives and medical science liaisons will be required for commercialization.

There are many ocular inflammatory diseases that are treated with topical ocular corticosteroids, including scleritis, post-operative inflammation, graft versus host disease, blepharitis, and cyclitis. In 2016, according to IMS data, total sales of topical ocular corticosteroids were approximately $800 million in the United States. Given the potential safety advantages over corticosteroids, reproxalap and similar product candidates have the potential to be first-line treatment options for corticosteroid-responsive ocular diseases in the United States, assuming FDA marketing approval.

Proliferative Vitreoretinopathy and Other Retinal Diseases

Proliferative vitreoretinopathy (PVR) is a rare inflammatory disorder of the retina that leads to severe retinal scarring and blindness, and is the leading cause of failure of retinal reattachment surgery. Over 50% of PVR cases result in severe uncorrectable vision loss (visual acuity of 20/320 or worse), and 76% of PVR patients suffer from at least moderate uncorrectable vision loss. PVR occurs after up to 10% of surgeries for retinal detachment and 50% or more of surgeries for open globe injury. Based on the prevalence of primary retinal detachment, in addition to retinal detachment that occurs as a result of trauma, we estimate that there are, in aggregate, more than 20,000 treatable cases of PVR in the United States, Europe, and Japan. By inhibiting cell growth and thereby diminishing scar formation, ADX-2191 has the potential to be the first FDA-approved drug for prevention of PVR. In April 2018, ADX-2191 received orphan drug designation from the FDA for the prevention of PVR.

In addition to PVR, the retina is susceptible to a variety of immune-mediated diseases, many of which are mediated by RASP. Inflammatory retinal disorders that involve RASP include both posterior and pan-uveitis, uveitis-associated macular edema, diabetic macular edema, and diabetic retinopathy. Separately, RASP and RASP-adducts accumulate in dry age-related macular degeneration, Stargardt’s Disease (juvenile dry age-related macular degeneration-like disease), and Sjögren-Larsson Syndrome-associated maculopathy. We believe that the number of patients affected by immune-mediated retinal disorders is considerable. In 2010, the National Eye Institute estimated that diabetic retinopathy and age-related macular degeneration represent approximately 10 million patients in the United States, and is expected to grow to almost 18 million by 2030. In 2017, the global ophthalmic drugs market was valued at $23 billion, and the market for retinal diseases accounted 39%, or approximately $9 billion, one of the largest ocular segments. Therefore, we believe the total market potential of RASP inhibitors for the treatment of retinal disease is substantial.

Sjögren-Larsson Syndrome

Sjögren-Larsson Syndrome (SLS) is a rare systemic disease and inborn error of metabolism caused by mutations in an enzyme that metabolizes fatty (long-chain carbon) RASP, resulting in severe skin, neurological, and retinal disorders. Genetic mutation analysis suggests that there are approximately 1,300 SLS patients in the United States, and a greater number of SLS patients in Europe.

The primary day-to-day complaint of SLS patients and their caregivers is ichthyosis, a severe skin disorder characterized by thick, scaly, dry, flaking, wrinkled, pigmented, pruritic (itchy), inflamed skin. SLS patients are persistently disturbed by pruritus, and often excoriate skin by scratching. The scales that accumulate on the surface of the skin are subject to bacterial overgrowth, which results in an unpleasant odor that is associated with some SLS patients. The ichthyosis in SLS is usually present at birth and stabilizes within the first two years of life, affecting most of the body except the face, palms, and soles. SLS patients are often unable to care for themselves, and require constant monitoring, intensive daily patient care that includes extended bathing routines over multiple hours, and frequent doctor visits.  The time required to attend to SLS patients often prevents caregivers from working outside the home.  In addition, considerable social stigma and emotional burden is common, especially given scale odor, the flaking skin, and the external misperception that SLS patients suffer from diffuse cutaneous infectious disease. There is currently no therapy approved for the treatment of SLS, though some patients and their caregivers apply non-specific topical creams, including keratinolytics (acids that soften skin), moisturizers, and retinoids. We believe that the effects of keratinolytic and moisturizing creams are minimal or non-existent in treating SLS ichthyosis, and, due to toxicity, retinoids are not suitable for chronic use.

The ichthyosis in SLS is thought to be caused by RASP-mediated modification of lipids (fats) that are generated in the epidermis (the most superficial layer of skin) to form a moisture barrier that holds water in the skin. Moisture barrier compromise leads to water loss, which in turn leads to the epidermal dryness and thickening that are characteristic of ichthyosis. We believe that by lowering levels of RASP and thereby preventing lipid modification and the ensuing moisture barrier dysfunction, reproxalap, when applied topically to the skin, has the potential to ameliorate the dermatologic symptoms of SLS. In April 2017, reproxalap received orphan drug designation from the FDA for the treatment of congenital ichthyosis, including the ichthyosis characteristic of SLS.

We have completed a payer survey to assess potential pricing of topical dermatologic reproxalap for the treatment of ichthyosis associated with SLS. During the survey, payers were informed that topical dermatologic reproxalap is unlikely to affect the neurological and retinal aspects of SLS, and that daily lifelong topical therapy covering 90% of the body surface could be required for disease control. Assuming genetic diagnosis of SLS, payers generally noted that coverage was possible within a range of $200,000 to $400,000 per patient per year.

Immune-Mediated Systemic Diseases

Immune-mediated systemic diseases, such as autoimmune disease, are generally chronic conditions characterized by excessive and misdirected inflammatory responses. In aggregate, autoimmune diseases and related systemic inflammatory disorders represent tens of millions of patients in the United States, with aggregate drug sales expected to exceed $74 billion by 2022. In 2017, three of the top five highest-selling drugs, totaling more than $32 billion globally and $20 billion in United States sales, were prescribed for a variety of immune-mediated disorders, including Crohn’s disease, rheumatoid arthritis, psoriasis, ulcerative colitis, and ankylosing spondylitis. The potential market for immune-modulating therapies could continue to expand as a result of growing evidence that excessive inflammation may be critical to the development and progression of cardiovascular disease, diabetes, Alzheimer’s disease, and many other common conditions that are not typically defined as inflammatory or autoimmune diseases.

Given the complex pathophysiology of systemic immune-mediated disorders, many of which are caused by a variety of pro-inflammatory mediators, therapy often requires combinations of drugs with distinct mechanisms of action. As such, we believe novel product candidates for immune-mediated diseases are in high demand.

ADX-1612 (investigated in oncology under the name ganetespib) is a novel drug candidate that inhibits Heat Shock Protein 90 (Hsp90). Hsp90 is involved in the processing of a variety of proteins, and appears to be particularly important in cellular proliferation. Many immune-mediated diseases are at least in part the result of hyper-proliferation of immune cells, a phenomenon known as lymphoproliferation. Lymphoproliferative diseases include systemic lupus erythematosus (lupus), autoimmune lymphoproliferative syndrome, Waldenstrom’s macroglobulinemia, Wiskott-Aldrich syndrome, post-transplant lymphoproliferative disorder, and myelodysplastic syndromes. We are not aware of any other company that is developing an Hsp90 inhibitor for systemic immune-mediated disease. Similar to lymphoproliferative disease, cancer is also characterized by uncontrolled cellular replication, and ADX-1612, may represent a new therapeutic approach for the treatment of certain cancers in combination with other cancer drugs.

Additionally, our RASP inhibitor platform represents a potential novel therapeutic approach for a variety of common systemic immune-mediated conditions. Because RASP appear to be involved in the generation and potentiation of inflammation in general, we believe the potential therapeutic applicability of RASP inhibitors is broad. We are not aware of any other company actively developing RASP inhibitors, although we have partnered with Janssen, a Johnson & Johnson company, to develop novel RASP inhibiting agents for the treatment of systemic immune-mediated disease. In 2019, we expect to begin clinical testing of ADX-629, a novel drug candidate that inhibits RASP, in autoimmune disease.

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

Many of our potential competitors have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for products and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product that we may commercialize, and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. In addition, the development of new treatment methods for the diseases we are targeting could render our products non-competitive or obsolete.

While our product candidates may manifest efficacy or safety advantages, many marketed therapies are generic or may be priced considerably lower than the pricing we anticipate for our product candidates. Pricing factors may discourage the initial or prolonged use of our product candidates. In addition, the recent growth of Pharmacy Benefit Managers has diminished the profitability of drug commercialization for smaller companies, and may hamper our ability to support our operations or compete effectively in the marketplace following regulatory approval, if any.

RASP Inhibitor Platform

A number of academic groups have published on the concept of reducing RASP levels, primarily by using compounds with amines (certain nitrogen-containing molecules) that react with RASP through a chemical process known as the Schiff base reaction. Various RASP-binding amines have been described, particularly carnosine (a naturally occurring dipeptide), which has other potential mechanisms of action unrelated to RASP. At least one group has published on the use of certain nitrogen-containing marketed products to temporarily, in a reversible manner, bind retinaldehyde (a RASP) as a potential therapy for retinal disease. Schiff base reactions have also been mentioned as possible explanations for a portion of the activity of aminoguanidine, pyridoxamine, and possibly other non-proprietary amine-containing compounds that have been tested in clinical trials for diabetic nephropathy. However, the Schiff base reaction is reversible, and generally the substrates (precursors) and products of the reaction exist in equilibrium such that, at any point in time, the RASP substrate may be bound or unbound. In this way, Schiff base reactions alone represent reversible and temporary RASP binding, and likely lead to the relocation of RASP rather than the elimination of RASP. We believe that reproxalap and chemically related product candidates that we have discovered are differentiated from the above approaches in that the chemical structures of our product candidates are novel, and the reaction with RASP has been observed to be essentially irreversible in vivo, which, we believe, may result in a more effective means of diminishing RASP.

Other Immune-Modulating Pharmacotherapies

A myriad of new treatments have been or are being developed to treat inflammatory diseases, and have been used, or in theory could be used, for the treatment of the diseases that our product candidates are intended to target. Immune-modulating products include cytokine inhibitors, immune cell receptor inhibitors, complement inhibitors, and Janus kinase inhibitors. Companies that currently market such therapies include Abbvie, Inc., Johnson & Johnson, UCB Inc. and UCB S.A., Amgen, Inc., Bristol-Myers Squibb Co., and Pfizer, Inc. Currently marketed products may manifest efficacy and safety advantages over our product candidates, and may be used to treat the diseases for which we are developing our product candidates. In addition, Hsp90 inhibitors other than ADX-1612 are in development for the treatment of cancer, and such compounds could theoretically be used for the treatment of immune-mediated diseases. Methotrexate, the active drug substance of ADX-2191, is generically available and has been used as a chemotherapeutic and immune modulating agent, and other formulations or application methods of methotrexate could be developed for the treatment of inflammatory retinal diseases.

Competitive Product Candidates by Indication

We believe the primary competitors by indication with respect to our current programs in late stage-clinical testing are as follows:

Competitive Pharmaceuticals by Indication

Indication	Competitive Products
Dry Eye Disease	Topical immunomodulators, such as cyclosporine (0.05% as Restasis® or 0.09% as Cequa®) and lifitegrast (5% as Xiidra®), topical corticosteroids and artificial tear solutions
Allergic Conjunctivitis	Topical antihistamines and corticosteroids, nonsteroidal anti-inflammatory drugs (NSAIDs), and mast cell stabilizers
Noninfectious Anterior Uveitis	Topical corticosteroids
Sjögren-Larsson Syndrome	Off-label use of retinoids, keratinolytics, and moisturizers
Proliferative Vitreoretinopathy	None

We believe that there is significant unmet medical need for the diseases that we intend to target. If proven to be safe and effective, we believe that our product candidates could be used in place of, or in addition to, current therapies. Currently available therapies for the treatment of dry eye disease are generally considered by physicians and patients to be inadequate, may require weeks or months of treatment to achieve even moderate clinical benefit, and have not demonstrated clinical activity in allergic conjunctivitis, a common comorbidity. Topical antihistamines for the treatment of allergic conjunctivitis are not effective for all patients, in part due to lack of durable activity following exposure to allergen and, in addition, exacerbation of ocular dryness. Topical corticosteroids for noninfectious anterior uveitis and other ocular inflammatory diseases are associated with toxicity including glaucoma, cataracts, and ocular infection, and are not recommended for extended use. There is no approved therapy for Sjögren-Larsson Syndrome, and we believe that the current non-specific creams and medications for Sjögren-Larsson Syndrome are poorly effective, if effective at all. There is no approved therapy for proliferative vitreoretinopathy.

Many drugs are in development for allergic conjunctivitis and dry eye disease. Novartis/Alcon (ESBA105, LME636) and EyeGate Pharmaceuticals, Inc. (EGP-437) have conducted clinical trials in anterior uveitis. We believe that there are no drugs in development for both dry eye disease and allergic conjunctivitis, Sjögren-Larsson Syndrome, or proliferative vitreoretinopathy. For the diseases we intend to study, there may be other developmental therapies of which we are not aware.

Our ability to compete successfully will depend in part on our ability to utilize our drug development expertise to identify, develop, secure rights to, and obtain regulatory approvals for promising pharmaceutical products before others are able to develop competitive products. Our ability to compete successfully will also depend on our ability to attract and retain skilled and experienced personnel. Additionally, our ability to compete may be diminished by insurers and other third-party payors, which generally encourage the use of cheaper, non-innovative, or generic products.

Clinical Trial Results and Development Plans

Prior to applying for marketing approval, our product candidates must satisfy regulatory authority requirements for safety and efficacy, including pivotal Phase 3 clinical assessment. Our active clinical programs with reproxalap have consistently demonstrated statistically and clinically significant efficacy, and have advanced to late-stage clinical testing. In addition, reproxalap has been observed to be well tolerated and reported adverse events were generally mild in our clinical trials to date. Our material clinical results have been disclosed elsewhere in detail, and we encourage review of all clinical trial disclosures. Our programs in allergic conjunctivitis, noninfectious anterior uveitis, and Sjögren-Larsson Syndrome have begun Phase 3 clinical testing, and our programs in dry eye disease and proliferative vitreoretinopathy are expected to begin Phase 3 clinical testing in 2019. All of our development plans and timelines are subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, funding, and other factors that could delay the initiation, completion, or reporting of clinical trials.

Dry Eye Disease

In September 2017, we announced that the results of a randomized, parallel-group, double-masked Phase 2a clinical trial of reproxalap ophthalmic solution demonstrated statistically and clinically relevant improvement from baseline in multiple signs and symptoms associated with dry eye disease. In September 2018, we announced that the results of a randomized, vehicle-controlled, parallel-group, multi-center, double-masked Phase 2b clinical trial of 0.1% and 0.25% concentrations of reproxalap topical ophthalmic solution demonstrated statistically significant improvement over vehicle in ocular signs and symptoms associated with dry eye disease (see figure below). Relative to patients treated with vehicle, patients treated with the 0.25% concentration of reproxalap demonstrated statistically significant and clinically relevant reductions in the Four-Symptom Ocular Dryness Score and the Overall Ocular Discomfort Symptom Score. For drug-treated patients, improvement greater than that of vehicle was consistently observed across all symptoms, and activity versus vehicle was evident as early as two weeks, the first assessment following initiation of therapy. The early onset of symptomatic improvement is consistent with the Phase 2a clinical trial of topical ocular reproxalap in dry eye disease, and is supportive of a differentiated product profile relative to standard of care. Patients treated with the 0.25% concentration of reproxalap also demonstrated reductions in ocular fluorescein staining score that were statistically superior to those of patients treated with vehicle. Both 0.1% and 0.25% reproxalap concentrations demonstrated activity relative to vehicle, and a clear dose response was observed. Consistent with previous clinical trials, topical ocular reproxalap was well-tolerated, and reported adverse events were generally mild. Based on the success of the Phase 2 clinical trials we plan to initiate Part 1 of a two-part adaptive Phase 3 clinical trial in the first half of 2019. The clinical trial will evaluate the efficacy of reproxalap ophthalmic solution (0.25%) vs. vehicle in 400 patients with moderate-to-severe dry eye disease. Results from Part 1 will confirm dosing and size for Part 2 of the Phase 3 clinical trial. The co-primary endpoints of this trial will be ocular dryness, and fluorescein nasal region staining in pre-specified moderate to severe patient subsets analyzed over twelve weeks of therapy using Mixed effects Model Repeated Measures.

Phase 2b Dry Eye Disease Clinical Trial Results

Allergic Conjunctivitis

In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled Phase 2a clinical trial of reproxalap ophthalmic solution in patients with allergic conjunctivitis demonstrated statistically and clinically significant activity of reproxalap over vehicle in reducing ocular itching and tearing. In June 2017, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled, multi-center Phase 2b clinical trial of 0.1% and 0.5% topical ocular reproxalap in patients with allergic conjunctivitis demonstrated statistically and clinically significant activity of reproxalap over vehicle in reducing ocular itching. In the Phase 2b clinical trial, which assessed ocular itching (scale 0 to 4) via a conjunctival allergen challenge model (allergen administered directly to the eye), the activity of reproxalap in subjects challenged with seasonal allergens was statistically significantly superior to activity in vehicle-treated subjects, as measured by area under the itch score curve from 10 to 60 minutes post-challenge. In addition, responder (two-point improvement from baseline itch score) probability in drug-treated patients was statistically superior to that of vehicle-treated patients for subjects challenged with seasonal allergens (see figure below). A clear dose response was observed. Reproxalap was generally well tolerated and there were no safety concerns observed during the trial.

Phase 2b Allergic Conjunctivitis Clinical Trial Results

In 2018, based on the success of the Phase 2 clinical trials, we initiated the Phase 3 ALLEVIATE clinical trial of topical ocular reproxalap for the treatment of allergic conjunctivitis. The trial has enrolled over 300 patients, randomized equally to receive a single dose of either 0.25% topical ocular reproxalap, 0.5% topical ocular reproxalap, or vehicle. The primary endpoint is ocular itch score area under the curve 10 to 60 minutes post-challenge. Two-point responder probability is the key secondary endpoint. We expect to report the results of the Phase 3 trial in early 2019. In addition, in preparation for a subsequent Phase 3 clinical trial in allergic conjunctivitis, we have initiated two clinical methods development studies to assess the feasibility of measuring ocular itching following environmental exposure to allergen.

Noninfectious Anterior Uveitis

In May 2016, we announced that the results of our randomized, parallel-group, investigator-masked, active-controlled Phase 2 clinical trial of 0.5% reproxalap ophthalmic solution in patients with noninfectious anterior uveitis demonstrated that reproxalap reduced inflammatory cell count in the anterior chamber of the eye to a degree similar to that of standard-of-care corticosteroid therapy (which may lead to cataracts and glaucoma in some patients), but without the intraocular pressure elevations that were observed in subjects treated with corticosteroids. Forty-five subjects were randomized equally to receive six weeks of treatment with one of the following: 0.5% topical ocular reproxalap four times daily; Pred Forte® (1% prednisolone acetate, a corticosteroid) four times daily (tapered); or 0.5% topical ocular reproxalap four times daily and Pred Forte® two times daily (tapered). The results of the trial demonstrated that the activity of reproxalap was statistically non-inferior to Pred Forte® in reducing anterior chamber inflammatory cell count (see figure below). At the week 4 visit, grade 0 cell count (zero cells) was observed in 53% of reproxalap-treated patients versus 38% of corticosteroid-treated patients. Elevations of intraocular pressure observed in corticosteroid-treated patients were not observed in reproxalap-treated patients (see figure below). Topical ocular reproxalap was observed to be generally well tolerated and there were no serious adverse events.

Noninfectious Anterior Uveitis Phase 2 Clinical Trial Results for Anterior Chamber Cell Count Grade

Noninfectious Anterior Uveitis Phase 2 Clinical Trial Results for Intraocular Pressure (mmHg)

In 2017, based on the success of the Phase 2 clinical trial, we initiated the Phase 3 SOLACE clinical trial of 0.5% topical ocular reproxalap for the treatment of noninfectious anterior uveitis. The trial is expected to enroll approximately 100 patients, randomized equally to receive either topical ocular reproxalap 0.5% or vehicle for four weeks. The primary endpoint is time to zero inflammatory cells in the anterior chamber of the eye. We expect to report results of the Phase 3 clinical trial in the second half of 2019.

Sjögren-Larsson Syndrome

In August 2016, we announced that the results of a randomized, parallel-group, double-blind, vehicle-controlled clinical trial of a dermatologic formulation of 1% reproxalap for the treatment of the skin manifestations of Sjögren-Larsson Syndrome (SLS) demonstrated clinically relevant activity of reproxalap in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS. Twelve SLS patients with moderate to severe ichthyosis were randomized equally to receive reproxalap 1% dermatologic formulation or vehicle formulation administered once daily on a 4 x 10 inch area of skin for two months. Ichthyosis was graded by a blinded central review of digital photographs, as well as by clinical exam, using the Ichthyosis Severity Score, which is comprised of assessments of global impression, scaling, erythema (redness), lichenification (thickness) and excoriation (abrasion). As assessed by central review, five of six subjects (83%) treated with reproxalap achieved a rating of “almost clear” or “mild” on global assessment. Six of six (100%) subjects treated with reproxalap improved over the course of therapy as assessed by central review, and the improvement was statistically significantly greater than that observed with vehicle-treated patients. For reproxalap-treated subjects, mean reductions in ichthyosis severity were greater after eight weeks of therapy than after four weeks of therapy, suggesting a disease modifying effect of reproxalap (see figure below). Topical dermal reproxalap was observed to be generally well tolerated, and there were no significant adverse events, serious adverse events, or discontinuations in the trial.

Sjögren-Larsson Syndrome Phase 2 Clinical Trial Results for Each Reproxalap-Treated Patient as
Assessed by Clinical Exam

In 2018, based on the success of the Phase 2 clinical trial, we initiated the two-part Phase 3 RESET clinical trial of 1% topical dermatologic reproxalap for the treatment of ichthyosis associated with SLS. Part 1 of the trial is expected to enroll approximately nine patients, randomized 2:1 to receive either topical dermatologic reproxalap or vehicle, respectively, for six months. Body surface area coverage will escalate from 20% to 90% over the course of treatment. The primary endpoint will be ichthyosis scaling in drug-treated patients, as assessed by clinical exam using the Visual Index for Ichthyosis Severity, a scoring system similar to the Ichthyosis Severity Score. Part 2 of the RESET trial will be powered based on the results Part 1. The design of Part 2 is expected to be similar to that of Part 1, except that 90% of the body surface area will be treated for six months. We expect to report the results of Part 1 of the Phase 3 trial in the second half of 2019.

Proliferative Vitreoretinopathy

Standard of care treatment for proliferative vitreoretinopathy (“PVR”) results in subsequent retinal detachment surgical rates that approximate 50%.  In a single-arm, open-label, investigator-sponsored Phase 1b clinical trial performed at the Massachusetts Eye and Ear Infirmary, approximately 20% of patients with PVR treated with multiple injections of ADX-2191 required subsequent surgery for retinal detachment. Thus, relative to standard of care, ADX-2191 may reduce incidence of retinal detachment following the development of PVR, thereby increasing the probability of preservation of visual function.

We plan to begin a two-part, multi-center, non-masked, randomized, controlled, adaptive Phase 3 clinical trial of ADX-2191 in patients with PVR in the second half of 2019, following discussions with regulatory authorities. The trial is expected to compare patients treated with ADX-2191 to patients receiving standard of care. We expect to report results in 2020.

Mesothelioma and Other Cancers

In September 2018, we announced positive results from the MESO-2 investigator-sponsored Phase 1/2 clinical trial of ADX-1612 in patients with pleural malignant mesothelioma. ADX-1612, when combined with standard pemetrexed and platinum therapy, resulted in partial response rates that exceeded historical standard of care. Twenty-seven patients with pleural malignant mesothelioma were enrolled at a single site in the United Kingdom, and were divided into one of three cohorts receiving 100, 150, or 200 mg/m2 of ADX-1612 on days 1 and 15 every 21 days. Of 23 evaluable patients, 22 patients (96%) manifested stable disease or clinical response, and one patient (4%) with non-epithelial histology progressed, as measured by via RECIST (Response Evaluation Criteria in Solid Tumors) criteria. The overall response rate was 61%, relative to historical standard of care response rates of 20% to 40%. The response rate in patients with epithelial histology was 76%. In seven patients, reduction of tumor burden was greater than 50%. One patient remained progression-free after 37 months. ADX-1612 was observed to be well-tolerated, and dose-limiting toxicity was observed in three patients, all of whom were enrolled in the highest dose group. Pending discussions with regulatory authorities, we plan to initiate a Phase 2 clinical trial of ADX-1612 in mesothelioma in 2019. In addition, a European-based investigator-sponsored trial (EUDARIO) of ADX-1612 in combination with either platinum therapy or a PARP (poly [ADP-ribose] polymerase) inhibitor has been initiated in ovarian cancer patients.

The Science Supporting Our Product Candidates

Reactive Aldehyde Species

In response to infection, injury, endogenous and exogenous chemical triggers, heat, and other stimuli, pro-inflammatory reactive aldehyde species (RASP) are generated through a variety of metabolic processes, including alcohol oxidation, enzymatic and non-enzymatic lipid oxidation, and sphingosine metabolism. RASP appear to effect inflammation signaling via covalent binding to thiol (sulfur-containing) and amine (nitrogen-containing) residues on proteins, including receptors and enzymes. RASP-protein adducts directly influence the function of proteins, leading to activation of intracellular inflammatory factors, including NF-kB, an important mediator in the inflammatory response. In addition, RASP adducts bind to Scavenger Receptor A, which also initiates pro-inflammatory signaling and leads to the formation of antibodies against the adducted protein, at least in part explaining the presence of host-directed antibodies in autoimmune diseases such as rheumatoid arthritis. Levels of RASP are generally observed to be elevated in ocular and systemic inflammatory disease, and thus represent therapeutic targets for immune-modulation.

Because of the inherent toxicity of RASP, most, if not all, living organisms contain enzymes, such as aldehyde reductases and aldehyde dehydrogenases, that convert RASP into non-toxic molecules. Genetic mutations in the RASP-metabolizing enzymes cause disease. In Sjögren-Larsson Syndrome, mutations in fatty aldehyde dehydrogenase are responsible for skin, neurological, and retinal disease. In particular, ichthyosis, the severe skin disease associated with Sjögren-Larsson Syndrome, is thought to be due to RASP binding to epidermal fats that prevent moisture loss, leading to thick, scaly, dry, flaking, wrinkled, pigmented, pruritic (itchy), inflamed skin.

Aside from the stimulation of inflammation, there is no generally accepted biological role of high levels of RASP. Some physiologic molecules have RASP forms, including retinaldehyde (a form of Vitamin A) and pyridoxal and pyridoxal phosphate (forms of Vitamin B6), but the activity of physiological RASP is highly restricted by chaperone and other proteins that prevent reaction with other molecules, including our RASP inhibitors. Thus, pharmacotherapeutic RASP inhibition is expected not to adversely affect normal physiologic processes. Consistent with the lack of accessibility of physiologic RASP, our most advanced RASP inhibitor, reproxalap, which has been administered to over 450 patients across seven completed clinical trials, has been observed to be generally well tolerated and has not resulted in any serious adverse events.

The RASP Inhibitor Platform

We are currently developing reproxalap, a new chemical entity, and other novel RASP inhibitors for the treatment of immune-mediated disease. Reproxalap is a small molecule designed specifically to bind, and thereby allow for the degradation of, RASP. In in vitro and animal studies, reproxalap does not appear to affect most cellular components, including most receptors, enzymes, ion channels, or other proteins. Reproxalap has been shown to outcompete cellular constituents to covalently bind and trap RASP. Reproxalap-RASP adducts appear to be rapidly degraded in cellular environments, after which neither reproxalap nor RASP are detectable. Outside of biological systems, reproxalap-RASP adducts have shown to be remarkably non-reactive and stable, suggesting that reproxalap-RASP binding may be effectively irreversible. By forming covalent drug-RASP adducts that are then degraded, reproxalap and other RASP inhibitors have the potential to substantially lower RASP levels.

We believe we have been the first to demonstrate the beneficial effects of RASP inhibition in a variety of animal models relating to immune-mediated disease, suggesting that reproxalap and analogs may have potent anti-inflammatory effects that persist hours after administration at a variety of different doses relevant to clinical testing.

•

In mouse models of ocular inflammation and post-surgical healing, topically applied reproxalap ophthalmic solution reduced ocular redness and inflammatory cytokines comparable to corticosteroid therapy and slowed the development of corneal haze (fibrosis). (Data presented at the Association for Research in Vision and Ophthalmology 2015 Annual Meeting)

•

In mice injected with a pro-inflammatory agent known as endotoxin, intraperitoneally administered reproxalap statistically reduced a variety of inflammatory cytokines (protein inflammatory mediators), including IL-5, Il-1ß, IL-17, and TNF-a, while up-regulating the primary anti-inflammatory cytokine, IL-10. Additionally, in models of mouse contact dermatitis (induced by phorbol myristate acetate) and allergic contact dermatitis (induced by sensitivity to oxazolone), reproxalap statistically reduced inflammation as measured by edema (swelling). (Data presented at the American Academy of Asthma Allergy and Immunology 2015 Annual Meeting)

•

In a model of radiation mucositis (oral inflammation) in hamsters, chronic subcutaneous administration of reproxalap reduced healing time and decreased fibrosis (scarring). (Data presented at the Multinational Association of Supportive Care in Cancer – International Society of Oral Oncology 2015 Annual Meeting)

•

In two different mouse models of inflammatory pain, intraperitoneally administered reproxalap dose-dependently reduced nociceptive behavior, suggesting that reproxalap down-regulates pain signaling in inflammation. (Data presented at the 2016 International Conference on Pain Research and Management)

•

In rat cardiomyocyte culture, reproxalap prevented fibrotic transformation, and inhibited NF-kB activation and IL-1ß release. (Data presented at the 2016 American Society for Cell Biology Annual Meeting)

•

In a mouse model of lung inflammation, intraperitoneal administration of reproxalap reduced infiltration of inflammatory cells and levels of pro-inflammatory cytokines in the lung. (Data presented at the 2017 World Congress on Inflammation Annual Meeting)

•

In a rat model of intraocular inflammation, a single intravitreal injection of ADX-103 reduced the development of retinal pathology. (Data presented at the Association for Research in Vision and Ophthalmology 2018 Annual Meeting)

•

In a rat model of diabetic macular edema, intravitreal injection of ADX-103 reduced retinal inflammatory cell infiltration. (Data presented at the Association for Research in Vision and Ophthalmology 2018 Annual Meeting)

Thus, we believe that the immune-modulating mechanism of action of RASP inhibition is potentially multifactorial – lowering inflammation, reducing healing time, diminishing scarring, and mitigating inflammatory pain – and may ameliorate inflammatory disease and deter disease progression in different ways simultaneously.

In addition to the development of reproxalap, we intend to continue the discovery and development of other novel RASP inhibitors, and we intend to continue to develop intellectual property around such molecules. We have identified, synthesized, and tested numerous molecules that may be more potent than reproxalap in inhibiting RASP. We are currently screening novel product candidates to address diseases where topical and systemic administration may reduce RASP-mediated pathology. We have nominated two new RASP inhibitors, ADX-103 and ADX-629, for clinical development, which may begin in 2019, depending on additional preclinical data, regulatory discussions, funding, and other factors.

The Immune Modulating and Anti-Proliferative Activity of Hsp90 Inhibition

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

ADX-1612, and an oral pro-drug of ADX-1612 (ADX-1615), in combination with DNA-damaging agents, may have utility in the treatment of certain cancers. Hsp90 is required for DNA repair, and Hsp90 inhibition in the setting of DNA damage could lead to cancer cell death. In ovarian cancer cell lines, preclinical studies have demonstrated the anti-proliferative synergy of ADX-1612 in combination with platinum-containing DNA damaging agents.

The Potential of ADX- 2191 to Prevent Proliferative Vitreoretinopathy

Proliferative vitreoretinopathy (PVR) is characterized by excessive replication and pro-inflammatory activity of retinal cells, at least a portion of which synthesize collagen, the principal component of scar tissue. Retinal scarring can lead to impairment of vision, including blindness. Methotrexate, the active component of ADX-2191 (intravitreal methotrexate), is a dihydrofolate reductase inhibitor, which has been used to treat cancer and autoimmune disease. The anti-proliferative and anti-inflammatory properties of dihydrofolate reductase inhibition are well described. In preclinical studies of primary cell cultures from PVR patients, dihydrofolate reductase inhibition reduced pathological cell proliferation and scar-like collagen deposition. Thus, the observed clinical activity of ADX-2191 in PVR is believed to be the result of down-regulation of aberrant retinal cell proliferation and activity, thereby leading to reduced retinal scarring.

Intellectual Property and Proprietary Rights

Overview

In the United States and abroad, we are building an intellectual property portfolio for reproxalap and other RASP inhibitors, Hsp90 inhibitors, and the therapeutic methods of use of dihydrofolate reductase inhibition. We currently seek, and intend to continue to seek, patent protection in the United States and internationally for our product candidates, methods of use, and processes for manufacture, and for other technologies, where appropriate. Our current policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad relating to proprietary technologies that are important to the development of our business. We also rely on, and will continue to rely on, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technologies that we consider important to our business, our ability to defend our patents, and our ability to preserve the confidentiality of our trade secrets and operate our business without infringing the patents and proprietary rights of third parties.

Patent Portfolio

Our patent portfolio currently includes patents and patent applications covering the composition, formulation, and uses of reproxalap, ADX-103, ADX-629, ADX-1612, ADX-1615, and other novel compounds. As of December 31, 2018, we owned eleven United States patents and eight pending United States non-provisional patent applications, as well as numerous foreign counterparts to these patents and patent applications, relating to reproxalap, ADX-103, and ADX-629. Additionally, we have in-licensed certain patents and patent applications relating to ADX-1612 and ADX-1615, and retain an exclusive license to certain patents related to the use of ADX-2191 for the prevention of proliferative vitreoretinal disease.

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

Licenses and Agreements

We are developing ADX-1612 pursuant to a License Agreement with Madrigal Pharmaceuticals, Inc. (Madrigal), entered into on December 26, 2016 (the Madrigal Agreement). Pursuant to the Madrigal Agreement, we obtained an exclusive, worldwide license from Madrigal under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize Hsp90 inhibitors, including ADX-1612 and ADX-1615 (Madrigal Agreement Products). We have agreed to use our commercially reasonable efforts to develop Madrigal Agreement Products.

In consideration for the rights licensed under the Madrigal Agreement, we paid Madrigal an upfront license fee of $250,000 and are obligated to make future regulatory and development and sales-dependent milestone payments to Madrigal of less than $340 million in the aggregate (over 80% of such amount being tied to our achievement of increasingly greater annual worldwide net sales milestones), as well as royalty payments to Madrigal at a rate which, as a percentage of net sales, is in the high single digits for products containing ADX-1612 and mid-single digits for any other Hsp90 inhibitor product. We are also obligated under the Madrigal Agreement to pay Madrigal a percentage of certain sublicense revenue that we receive in connection with entering into any sublicensing arrangements with any third parties, at a percentage rate which tiers downward from the mid-twenties to low-single digits based on the development stage of the product at the time of the sublicense.

The Madrigal Agreement will remain in effect until all payment obligations under the Madrigal Agreement expire. We may terminate the Madrigal Agreement in its entirety or on a Madrigal Agreement Product-by-Madrigal Agreement Product basis with timely notice to Madrigal. Either party may terminate the Madrigal Agreement for uncured material breach by the other party or upon certain insolvency or bankruptcy proceedings involving the other party, both with timely notice to the other party. In addition, Madrigal has the right to terminate the Madrigal Agreement if we, our affiliates, or sublicensees interfere with, challenge the validity or enforceability of, oppose the extension of, or grant of a supplementary protection certificate with respect to any of our licensed patents under the Madrigal Agreement. In the event of an early termination of the Madrigal Agreement, all rights licensed and developed by us under the Madrigal Agreement may revert back to Madrigal. Each party has agreed to indemnify the other party for certain third party claims arising under the Madrigal Agreement.

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

Employees

As of December 31, 2018, we had 19 full time employees and had engaged a number of consultants. We intend to increase our employee base in connection with the continuing clinical development of our product candidates. We expect that a number of consultants previously engaged in development of our product candidates will participate in ongoing clinical and manufacturing activities. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

FDA approval is required before any new drug, such as a new chemical entity, or a new dosage form, new use or new route of administration of a previously approved product, can be marketed in the United States. The process required by the FDA before a new drug product may be marketed in the United States generally involves:

•	completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s good laboratory practice (GLP) regulation;
•	submission to the FDA of an Investigational New Drug application (IND) for human clinical testing which must become effective before human clinical trials may begin in the United States;
•	approval by an independent institutional review board (IRB) at each site where a clinical trial will be performed before the trial may be initiated at that site;
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

Further, an independent IRB, covering each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or for failure to comply with the FDA’s or IRB’s requirements. Other conditions may also be imposed.

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

•

Phase 4: In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s commitment to conduct additional clinical trials to further assess the product’s safety and/or effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase 4 studies.

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

Before approving an NDA, the FDA may inspect the facility or facilities where the drug substance or drug product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP.  FDA may also inspect sponsor facilities to determine if nonclinical and clinical studies were conducted in compliance with applicable regulations and guidelines.

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

Post-Approval Requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to product/facility listing, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition which is defined as one affecting fewer than 200,000 individuals in the United States or more than 200,000 individuals where there is no reasonable expectation that the product development cost will be recovered from product sales in the United States. Orphan drug designation must be requested before submitting an NDA and does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Reproxalap has received orphan designation for the treatment of congenital ichthyosis, and ADX-2191 has received orphan designation for the prevention of proliferative vitreoretinopathy.

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

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Research and Development Expenses

Substantially all of our research and development expenses incurred to date have been related to the development of reproxalap and our other product candidates. Our research and development expenses totaled $29.8 million for the year ended December 31, 2018 and $16.3 million for the year ended December 31, 2017.

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

Risks Related to our Business and the Development and Commercialization of our Product Candidates

We have incurred significant operating losses since inception and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the years ended December 31, 2018 and 2017 was approximately $38.9 million and $22.3 million, respectively. As of December 31, 2018, we had total stockholders’ equity of $86.6 million and an accumulated deficit of $138.5 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Our product candidates, including reproxalap, are in the early stage of development and will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product candidate. We have only one product candidate that has been the focus of significant clinical development: reproxalap, a novel small molecule chemical entity that is believed to trap and allow for the degradation of RASP, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are in part dependent on successful continued development and ultimate regulatory approval of reproxalap for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of reproxalap. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of reproxalap and our other product candidates. The future regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

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
•

the initial parts of adaptive clinical trials are not designed to be pivotal or definitive, as such we may need to revise the design or endpoints to achieve success in later parts of the trial or potentially abandon the trial;

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

•	patients in our clinical trials may demonstrate greater response rates or improvements from vehicle or in the non-treatment arm then was expected when designing and powering our clinical trials;
•	patients in clinical trials for our product candidates may suffer adverse effects or die for reasons that may or may not be related to our product candidates;
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

We have not yet demonstrated an ability to successfully overcome many of the pre-commercial and commercial risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan we will need to successfully:

•

execute our product candidate development activities, including successfully designing and completing our clinical trial programs and product design and formulation of future product candidates, in a cost- effective manner;

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

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, as product candidates proceed through development, the trial designs may often be different and may need to evolve and change from phase to phase or within the same phase or same trial, in the case of an adaptive trial design, the vehicles or controls may be modified from trial to trial and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. Success in earlier clinical trials or clinical trials focused on a different indication does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through other phases of clinical testing. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. Moreover, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

Because we are developing novel product candidates for the treatment of diseases in a manner which there is little clinical drug development experience and, in some cases, are designing adaptive trials or using new endpoints or methodologies, the regulatory pathways for approval are not well defined, and, as a result, there is greater risk that our clinical trials will not result in our desired outcomes or require additional trials.

Our clinical focus is on the development of new products for inflammation and an inborn error of metabolism. Our Phase 3 vehicle-controlled clinical program in noninfectious anterior uveitis and our Phase 3 clinical program in SLS represent the first such clinical trials performed. Our Phase 3 clinical trial in SLS is an adaptive trial, where Part 1 is not designed to be pivotal or definitive.  Rather, Part 1 is expected to provide data to allow us to design Part 2 of the trial, which could require design changes, including but not limited to, different end points. Further, we have proposed to the FDA a novel assessment methodology for our Phase 3 clinical program in allergic conjunctivitis, which may require changes to the design of subsequent Phase 3 clinical trials. As we prepare for a subsequent Phase 3 clinical trial in allergic conjunctivitis, we have initiated two clinical methods development studies to assess the feasibility of measuring ocular itching following environmental exposure to allergen. If neither clinical methods study yields favorable results, subsequent Phase 3 testing may not be feasible or cost-effective, and it may be difficult or impossible for us to complete clinical testing of reproxalap for the treatment of allergic conjunctivitis. As such, the likelihood of success in our late-stage clinical programs cannot necessarily be predicted.

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

Our product candidates are, to our knowledge, new chemical entities, and unexpected problems related to new technologies may arise that can cause us to delay, suspend or terminate our development efforts. As a result, short and long-term safety, as well as prospects for efficacy, are not fully understood and are difficult to predict. Regulatory approvals of new product candidates can be more expensive and take longer than approvals for well-characterized or more extensively studied pharmaceutical product candidates. Following discussions with the FDA and experts in the field, we may determine that it is not cost effective for us to develop one or more of our product in certain indications and we may decide to cease development in that area or seek a strategic partner.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications, and patient population. Approval policies or regulations may change and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval and subsequent commercial success is uncertain and never guaranteed.

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

Our ongoing research and development activities and planned clinical development for our product candidates may be delayed, modified or ceased for a variety of reasons, including:

•	determining that a product candidate is ineffective or potentially causes harmful side effects during preclinical studies or clinical trials;
•	difficulty establishing predictive preclinical models for demonstration of safety and efficacy of a product candidate in one or more potential therapeutic areas for clinical development;
•	patients in our clinical trials may demonstrate greater response rates or improvements from vehicle or in the non-treatment arm than was expected when designing and powering our clinical trials;
•

difficulties in manufacturing a product candidate, including the inability to manufacture a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under processes acceptable to the FDA for marketing approval;

•	the proprietary rights of third parties, which may preclude us from developing or commercializing a product candidate;
•	determining that a product candidate may be uneconomical for us to develop or commercialize, or may fail to achieve market acceptance or adequate pricing or reimbursement;
•	our inability to secure strategic partners which may be necessary for advancement of a product candidate into clinical development or commercialization; or
•	our prioritization of other product candidates for advancement.

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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases. Given that we are in the early stages of clinical trials for reproxalap and our other product candidates, we may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in these rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Additionally, insufficient patient enrollment, may be a function of many other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, is also generally necessary for commercial success. In addition, we may not be able to price our products at the expected level or at levels that make successful commercialization viable. The pricing of our products will be subject to numerous factors, many of which are outside of our control, including the pricing of similar products. The degree of market acceptance of our product candidates will depend on a number of factors, including but not limited to:

•	demonstration of clinical efficacy and safety compared to other more-established products;
•	the limitation of our targeted patient populations and other limitations or warnings contained in any FDA-approved labeling;
•	acceptance of a new formulations by health care providers and their patients;
•	the prevalence, seriousness and severity of any adverse effects;
•	new procedures or methods of treatment that may be more effective in treating conditions for which our products are intended to treat;
•	the safety of product candidates seen in a broader patient group, including their use outside the approved indications;
•	pricing and cost-effectiveness, including the cost of treatment in relation to alternative treatments;
•	the effectiveness of our or any future collaborators’ sales and marketing strategies;
•

our ability to obtain and maintain sufficient and timely third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors;

•	relative convenience and ease of administration;
•	the prevalence and severity of adverse events;
•	the effectiveness of our sales and marketing efforts;
•	unfavorable publicity; and
•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

Further, our ability to successfully commercialize ADX-2191, if approved, depends on a number of additional factors, including but not limited to, the level of enforcement by the FDA to ensure that compounded copies of commercially available FDA-approved products manufactured by compounding pharmacies, including compounded copies of ADX-2191,  that may be in violation of the federal Drug Quality and Security Act (DQSA) and other relevant provisions of the United States Federal Food, Drug, and Cosmetic Act, are not produced and dispensed to patients.

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

Additionally, if any of our competitors’ products are approved and are unable to gain market acceptance for any reason, there could be a market perception that products like reproxalap are not able to adequately meet an unmet medical need. If we are unable to demonstrate to physicians, hospitals, third-party payors and patients that our products are better alternatives, we may not be able to gain market acceptance for our products at the levels we anticipate and our business may be materially harmed as a result.

If the market opportunities for reproxalap and our product candidates are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.

We focus our research and product development on treatments for immune-mediated diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected.

Any of these factors may negatively affect our ability to generate revenues from sales of our product and our ability to achieve and maintain profitability, and as a consequence, our business may suffer.

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

Issues with product quality could have a material adverse effect upon our business, subject us to regulatory actions and cause a loss of customer confidence in us or our products.

Our success depends upon the quality of our products. Quality management plays an essential role in meeting customer requirements, preventing defects, improving our product candidates and services and assuring the safety and efficacy of our product candidates. Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our future products, which may result in difficulty in successfully launching product candidates and the loss of sales, which could have a material adverse effect on our business, financial condition, and results of operations.

Orphan drug designation, breakthrough therapy designation or fast-track designation from the FDA may be difficult or impossible to obtain, and if we are unable to obtain one or both such designations for reproxalap or our other product candidates, regulatory and commercial prospects may be negatively impacted.

The FDA designates orphan drug designation status to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Drugs that receive an orphan drug designation do not require prescription drug user fees at the time of marketing application, may qualify the drug development sponsor for certain tax credits, and can be marketed without generic competition for seven years. In April 2017, we announced that the FDA granted reproxalap orphan drug designation for the treatment of congenital ichthyosis, a severe skin disease characteristic of SLS. In addition, it may be difficult or not possible to obtain from the FDA orphan drug designation or a designation that facilitates and expedites development and review of certain new drugs, including breakthrough therapy designation, fast track designation or any other expedited status that we may apply for in the future, for reproxalap or our other product candidates. We believe that reproxalap and certain of our other product candidates may qualify as an orphan drug for noninfectious anterior uveitis, and possibly other diseases that we may test. However, we cannot guarantee that we will be able to receive orphan drug designation for indications other than treatment of ichthyosis or breakthrough therapy designation from the FDA for reproxalap or our other product candidates. If we are unable to secure orphan drug designation, breakthrough therapy designation or fast-track designation for reproxalap or our other product candidates, our regulatory and commercial prospects may be negatively impacted.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of reproxalap and our other product candidates.

As of December 31, 2018, we had only 19 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

We may not be successful in executing our sales and marketing strategy for the commercialization of our product candidates.  We have no sales, marketing, or distribution capabilities and expect to invest significant financial and management resources to develop these capabilities. If we are unable to establish sales, distribution and marketing capabilities or enter into agreements with third parties to market, sell and distribute our product candidates, we may be unable to generate any revenues.

We have no internal sales, marketing, or distribution capabilities. If reproxalap or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop internal sales, distribution, and marketing capabilities, some of which will be committed prior to any confirmation that reproxalap or any of our other product candidates will be approved. We may not be able to hire consultants or external service providers to assist us in sales, marketing, and distribution functions on acceptable financial terms or at all. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without a significant internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies. Even if we determine to perform sales, marketing, and distribution functions ourselves, we could face a number of additional related risks, including:

•	we may not be able to attract and build an effective marketing department or sales force;
•

the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenues generated by reproxalap or any other product candidates that we may develop, in-license or acquire; and

•	our direct sales and marketing efforts may not be successful.

If we are unable to successfully implement our commercialization plans and drive adoption by patients of our approved product candidates, if any, through our sales, marketing and commercialization efforts, then we will not be able to generate significant revenue, which will have a material adverse effect on our business, results of operations, financial condition and prospects.

We are highly dependent on the services of our senior management team and certain key consultants.

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of four individuals and certain other employees: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer; Joshua Reed, M.B.A., our Chief Financial Officer; David J. Clark, M.D., our Chief Medical Officer; and David B. McMullin, M.B.A., our Chief Commercial Officer. Our current management team has only been working together for a relatively short period of time. Our future performance will depend significantly on our ability to successfully integrate our management team, and on those officers’ ability to develop and maintain an effective working relationship. Our failure to integrate these recently hired executive officers with other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, and drug development consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

In order to commercialize our product candidate, we will need to substantially grow the size of our organization. We may encounter difficulties in managing our growth and expanding our operations successfully.

Because, as of December 31, 2018, we only had 19 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain regulatory and marketing approval of and commercialize our product candidates and may affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell our product candidates.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of reproxalap or any future product candidates. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;
•	additional studies, including clinical studies;
•	recall, replacement, or discontinuance of one or more of our products;
•	the payment of additional taxes; or
•	additional record keeping.

Each of these requirements would likely entail substantial time and cost and could adversely harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory approvals for any future products would harm our business, financial condition and results of operations. We intend to seek approval to market our product candidates in both the United States and in foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to such product candidate. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

In addition, a federal court in Texas ruled in December 2018 that the PPACA is unconstitutional. That decision currently is being appealed and may result in an opinion by appellate courts, including potentially the Supreme Court of the United States, on the constitutionality of the PPACA as revised. We cannot predict the ultimate content, timing, or effect of any such reform activities, litigation, or court decisions on our operations. Additionally, the pricing and reimbursement of pharmaceutical products continues to receive significant attention from U.S. policymakers, the Trump Administration, and others. For example, on January 31, 2019, the Department of Health and Human Services issued a proposed rule that removes from existing anti-kickback statute safe harbor protection certain reductions in price paid by pharmaceutical manufacturers to Medicare Part D plan sponsors, Medicaid MCOs, and those entities’ pharmacy benefit managers (“PBMs”) and adds two new safe harbors that protect certain point-of-sale price reductions by pharmaceutical manufacturers as well as certain service fee payments from pharmaceutical manufacturer to PBMs. At this time, we cannot predict the impact of this increased scrutiny would have on our business.

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

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products abroad.

We intend to market our product candidates internationally. In order to market our products in foreign jurisdictions, we will be required to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could harm our business materially.

To the extent that we enter markets outside the United States, our business will be subject to political, economic, legal and social risks in those markets, which could adversely affect our business.

There are significant regulatory and legal barriers in markets outside the United States that we must overcome to the extent we enter or attempt to enter markets in countries other than the United States. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:

•	changes and limits in import and export controls;
•	increases in custom duties and tariffs;
•	changes in currency exchange rates;
•	economic and political instability, such as Brexit in the United Kingdom;
•	changes in government regulations and laws;
•	absence in some jurisdictions of effective laws to protect our intellectual property rights; and
•	currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

The current presidential administration has expressed antipathy towards existing trade agreements such as the North American Free Trade Agreement, greater restrictions on free trade generally and significant increases on tariffs on goods imported into the United States, particularly from China and Mexico. Changes in United States social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business.

Any changes related to these and other factors could adversely affect any business operations that we conduct outside the United States.

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

We are subject to litigation risks.

From time to time, we may become involved in various litigation matters and claims, including regulatory proceedings, administrative proceedings, governmental investigations, and contract disputes, as they relate to our services and business. We may face potential claims or liability for, among other things, breach of contract, defamation, libel, fraud or negligence. We may also face employment-related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, or other local, state, and federal labor law violations. Because of the uncertain nature of litigation and insurance coverage decisions, the outcome of such actions and proceedings cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. In addition, legal fees and costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, financial condition, results of operation and the trading price of our securities.

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

From time to time, we have entered into, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. For example, we recently acquired Helio Vision, Inc. and obtained the rights to ADX-2191, an intravitreal DHFR inhibitor (methotrexate) for the prevention of PVR. These initiatives may include acquiring businesses, technologies, or products, or entering into a business combination with another company. Any acquisitions we undertake or have recently completed will likely be accompanied by business risks which may include, among other things:

•	the effect of the acquisition on our financial and strategic position and reputation;
•

the failure of an acquisition to result in expected benefits, which may include benefits relating to new product candidates, human resources, costs savings, operating efficiencies, goodwill and other synergies;

•

the difficulty, cost and management effort required to integrate the acquired businesses, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties;

•	the assumption of certain known or unknown liabilities of the acquired business, including litigation-related liabilities;
•

the reduction of our cash available for operations and other uses, the increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt;

•	the possibility that we will pay more than the value we derive from the acquisition;

•	the impairment of relationships with our partners, consultants or suppliers or those of the acquired business; and
•	the potential loss of key employees of the acquired business.

These factors could harm our business, results of operations or financial condition.

In addition to the risks commonly encountered in the acquisition of a business or assets as described above, we may also experience risks relating to the challenges and costs of closing a transaction. The risks described above may be exacerbated as a result of managing multiple acquisitions at once.

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

Risks Relating to Our Intellectual Property

Our success depends on our and our licensors ability to protect our intellectual property and our proprietary technologies.

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

We are a party to technology licenses, including the in-license agreement for ADX-1612 and an in-license agreement for ADX-2191, and we may enter into additional licenses in the future. Such licenses do, and may in the future, impose commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we could lose valuable rights under our collaboration agreements and our ability to develop product candidates could be impaired. Additionally, should such a license agreement be terminated for any reason, there may be a limited number of replacement licensors, and a significant amount of time may be required to transition to a replacement licensor.

Our rights to develop and commercialize ADX-1612 and ADX-2191 are each subject in part to the terms and conditions of a third party license, pursuant to which we have acquired exclusive rights to ADX-1612 and ADX-2191 and other intellectual property. Our rights with respect to the intellectual property to develop and commercialize ADX-1612 and ADX-2191 may terminate, in whole or in part, if we fail to meet certain milestones contained in each of our license agreements relating to the development and commercialization of ADX-1612 and ADX-2191. We may also lose our rights to develop and commercialize either of ADX-1612 or ADX-2191 if we fail to pay required milestones or royalties. In the event of an early termination of our license agreement, all rights licensed and developed by us under this agreement may be extinguished, which may have an adverse effect on our business and results of operations.

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

On November 20, 2018, we repaid in full all outstanding indebtedness and terminated all commitments under the $5.0 million Credit Facility with Pacific Western Bank. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of a future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of transactions involving our common stock.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We have undergone three ownership changes through the year ended December 31, 2018. However, our management believes that we had sufficient “Built-In-Gain” to offset the Section 382 limitation generated by such ownership changes. Any future ownership changes may cause our existing tax attributes to have additional limitations. In addition, we may not be able to have sufficient future taxable income prior to their expiration because net operating losses have carryforward periods. However, subject to annual limitations, NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOLs carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOLs carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

As of December 31, 2018, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 35% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We have never declared or paid any cash dividend on our common stock, and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, future debt financing arrangements, if any may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in the value of our common stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased shares.

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

Our offices are located in Lexington, Massachusetts. As of December 31, 2018, we had leased approximately 9,351 square feet of office space pursuant to leases that expire in 2020. Management believes that this office space is suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we issued 5,133 shares of our common stock upon the cashless net exercise of previously issued warrants.  The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as the transactions did not involve a public offering.  The holders provided representation letters pursuant to Rule 144 promulgated under Section 4(a)(1) of the Securities Act.

Holders of Record

As of December 31, 2018, there were 10 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception. We do not plan to pay dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings, if any, for use in the operation of our business. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant, and subject to the restrictions contained in future financing instruments. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investment, if any.

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

Overview

We are a biotechnology company devoted to developing and commercializing next-generation medicines to improve the lives of patients with inflammatory diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease, allergic conjunctivitis, noninfectious anterior uveitis and Sjögren-Larsson Syndrome. We have additional product candidates in development for proliferative vitreoretinopathy and other retinal diseases, post-transplant lymphoproliferative disease, autoimmune disease, metabolic disease and cancer.  We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

Our lead product candidate reproxalap is a RASP inhibitor that has been shown to diminish ocular inflammation, and has demonstrated statistically significant and clinically relevant improvements across an aggregate of five Phase 2 clinical trials in DED, AC, and NAU. In a sixth Phase 2 clinical trial, reproxalap demonstrated statistically significant and clinically relevant improvements in ichthyosis caused by SLS, a rare systemic disease with no approved therapy where RASP accumulate due to genetic mutations in a RASP-metabolizing enzyme. There is a growing body of clinical evidence supporting the potential and relevance of RASP inhibition as a new and differentiated mechanism of action. We have discovered and are developing two additional RASP inhibitors, ADX-103 and ADX-629, for the treatment of retinal disease and autoimmune disease, respectively. Additionally, in February 2018, we announced a partnership with Janssen, a Johnson & Johnson company, to develop RASP inhibitors for systemic inflammatory diseases. In the future, we may enter into additional partnerships that facilitate the development and commercialization of our product candidates. All of our development timelines may be subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, and other factors that could delay the initiation, completion, or reporting of clinical trials.

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

In February 2017, we closed an underwritten public offering in which we sold 2,555,555 shares of our common stock, including 333,333 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $10.6 million, after deducting the underwriting discounts and commissions and the other estimated offering expenses payable by us. In June 2017, we entered into a Controlled Equity Offering SM Sales Agreement (Cantor Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we could offer and sell, from time to time through Cantor, shares of our common stock, providing for aggregate sales proceeds of up to $20,000,000. For the year ended, December 31, 2018, we sold an aggregate of 1,796,306 shares of common stock and received $14.2 million after deducting commissions related to the Sales Agreement and other offering costs. In September 2017, we closed an underwritten public offering in which we sold an aggregate of 3,967,500 shares of common stock, including 517,500 shares sold in connection with the exercise in full by the underwriters of their option to purchase additional shares. The net proceeds of the offering, including the full exercise of the option, were approximately $26.9 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us. In October 2018, we closed an underwritten public offering in which we sold an aggregate of 5,250,000 shares of common stock. The net proceeds of the offering were approximately $67.6 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us.

In December 2018, we entered into an Open Market Sale Agreement SM (Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares.  We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Jefferies Sales Agreement.  No sales had been made pursuant to the Jefferies Sales Agreement as of December 31, 2018.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. In addition, as capital resources permit, we may augment or otherwise modify the clinical development plans described herein.

Our Agreement with Madrigal

We are developing ADX-1612 pursuant to a License Agreement with Madrigal Pharmaceuticals, Inc. (Madrigal), entered into on December 26, 2016 (the Madrigal Agreement). Pursuant to the Madrigal Agreement, we obtained an exclusive, worldwide license from Madrigal under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize Hsp90 inhibitors, including ADX-1612 (investigated in oncology under the name ganetespib) (Madrigal Agreement Products). We have agreed to use our commercially reasonable efforts to develop Madrigal Agreement Products.

In consideration for the rights licensed under the Madrigal Agreement, we paid Madrigal an upfront license fee of $250,000 and are obligated to make future regulatory and development and sales-dependent milestone payments to Madrigal of less than $340 million in the aggregate (over 80% of such amount being tied to our achievement of increasingly greater annual worldwide net sales milestones), as well as royalty payments to Madrigal at a rate which, as a percentage of net sales, is in the high single digits for products containing ADX-1612 and mid-single digits for any other Hsp90 inhibitor product. We are also obligated under the Madrigal Agreement to pay Madrigal a percentage of certain sublicense revenue that we receive in connection with entering into any sublicensing arrangements with any third parties, at a percentage rate which tiers downward from the mid-twenties to low-single digits based on the development stage of the product at the time of the sublicense.

The Madrigal Agreement will remain in effect until all payment obligations under the Madrigal Agreement expire. We may terminate the Madrigal Agreement in its entirety or on a Madrigal Agreement Product-by- Madrigal Agreement Product basis with timely notice to Madrigal. Either party may terminate the Madrigal Agreement for uncured material breach by the other party or upon certain insolvency or bankruptcy proceedings involving the other party, both with timely notice to the other party. In addition, Madrigal has the right to terminate the Madrigal Agreement if we, our affiliates, or sublicensees interferes with, challenges the validity or enforceability of, opposes the extension of, or grant of a supplementary protection certificate with respect to any of our licensed patents under the Madrigal Agreement. In the event of an early termination of the Madrigal Agreement, all rights licensed and developed by us under the Madrigal Agreement may revert back to Madrigal. Each party has agreed to indemnify the other party for certain third party claims arising under the Madrigal Agreement.

Our Acquisition of Helio Vision, Inc.

On January 28, 2019, we acquired Helio Vision, Inc., a Delaware corporation (Helio).  As a result of the acquisition, we initially issued an aggregate of 1,150,990 shares of common stock to the former securityholders and an advisor of Helio. We, subject to the conditions of the acquisition agreement, will be obligated to make additional payments to the former securityholders of Helio as follows: (a) $2.5 million of common stock on the date that is 24 months following the closing date; (b) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label (PVR) prior to the 10th anniversary of the closing date; and (c) $2.5 million of common stock following FDA of a new drug approval application for an indication (other than PVR) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of Common Stock. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation. Our general and administrative expenses consisted primarily of payroll expenses for our full-time employees during the years ended December 31, 2018 and 2017. Other general and administrative expenses include professional fees for auditing, tax, and legal services, including patent related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintain compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Total other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the year ended December 31, 2018, comprehensive loss is equal to our net loss of $38.9 million and an unrealized gain on marketable securities of $9,000. For the year ended December 31, 2017, comprehensive loss is equal to our net loss of $22.3 million and an unrealized loss on marketable securities of $18,000.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of restricted stock awards and stock option grants, which are being recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. In the quarter ended September 30, 2018, we adopted provisions of ASU 2018-07. With this adoption, we changed the expense recognition for share-based payments to non-employees to an amount determined at grant or modification date instead of a variable amount to be valued at each reporting period. This aligns the accounting for share-based payments of non-employees with that of employees.

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the risk-free interest rate, the expected volatility of our stock, the expected term of the award, and the expected dividend yield. We have computed the historical volatility of our own stock price and have determined that a volatility range of 76.52%-78.38% is reasonable. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option for service-based awards. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon United States Treasury securities.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of employee stock option grants in 2018  and 2017  were as follows:

	December 31, 2018	December 31, 2017
Expected dividend yield	0%	0%
Anticipated volatility	76.52% - 78.38%	76.52% - 88.57%
Stock price	$6.80 - $11.83	$4.90 - $6.10
Exercise price	$6.80 - $11.83	$4.90 - $6.10
Expected life (years)	5.50 - 6.25	5.50 - 6.25
Risk free interest rate	2.32% - 3.10%	1.87% - 2.26%

Other Information

Net Operating Loss Carryforwards

As of December 31, 2018, the Company had Federal and State income tax net operating loss (“NOL”) carryforwards of approximately $93.5 million and $89.7 million, respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards will expire at various dates through 2037. The Federal NOL generated during the year ended December 31, 2018 will carry forward indefinitely.  As of December 31, 2018, we have Federal and State research and development tax credit carryforwards of approximately $3.3 million and $0.6 million, respectively, which will expire at various dates through 2038.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We have undergone three ownership changes through the year ended December 31, 2018. However, our management believes that we had sufficient “Built-In-Gain” to offset the Section 382 limitation generated by such ownership changes. Any future ownership changes may cause our existing tax attributes to have additional limitations. In addition, we may not be able to have sufficient future taxable income prior to their expiration because net operating losses have carryforward periods. However, subject to annual limitations, net operating losses generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

Recent Accounting Pronouncements –

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation — Stock Compensation (Topic 718) (ASU 2018-07). The amendments in ASU 2018-07 expand the scope of the employee share-based payments guidance to include share-based payments issued to non-employees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards to non-employees. We adopted the provisions of ASU 2018-07 in the quarter ended September 30, 2018 and it did not have a material impact on our financial statements. When adopting the provisions of ASU 2018-07, we changed the expense recognition for share-based payments to non-employees to an amount determined at grant or modification date instead of a variable amount to be valued at each reporting period.

In August 2016, the FASB issued ASU No. 2016-15 (ASU 2016-15), Statement of Cash Flows. The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. We adopted ASU 2016-15 in the quarter ended March 31, 2018, and it did not have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (ASU 2016-02), Leases. ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of the guidance on our condensed financial statements and related processes and internal controls. While we expect the implementation to result in the recognition of right-of-use assets and lease liabilities for the lease of our occupied office space, the right-of-use assets and lease liabilities will not have a material impact on our financial statements. There is no material uncertainty of cash flows arising from our lease.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. We adopted ASU 2016-01 in the quarter ended March 31, 2018, and it did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted ASU 2014-09 on January 1, 2018, and it did not have a material impact on our financial statements.

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

Comparison of Years Ended December 31, 2018 and 2017

Net loss. Net loss for the years ended December 31, 2018 and 2017 was approximately  $38.9 million and $22.3 million, respectively. As of December 31, 2018, we had total stockholders’ equity of $86.6 million. Losses have resulted principally from costs incurred in our clinical trials and other research and development programs, as well as from our general and administrative expenses.

Research and development expenses. Research and development expenses were $29.8 million for the year ended December 31, 2018 compared to  $16.3 million for the same period in 2017. The increase of $13.5 million is primarily related to the increase in our external research and development expenditures, including clinical and manufacturing costs, personnel, and preclinical costs.

General and administrative expenses. General and administrative expenses were $9.9 million for the year ended December 31, 2018, compared to $6.2 million for the year ended December 31, 2017. The increase of approximately $3.7 million is primarily related to an increase in personnel, patent-related legal, and professional service costs.

Other income (expense). Total other income (expense) was approximately $806,000 for the year ended December 31, 2018 compared to $148,000 for the year ended December 31, 2017 and consisted of interest income partially offset by interest expense related to our credit facility.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under our Credit Facility, discussed below. We have incurred operating losses since inception and negative cash flows from operating activities in devoting substantially all of our efforts towards research and development. At December 31, 2018, we had total stockholders’ equity of approximately $86.6 million, and cash, cash equivalents, and marketable securities of $93.6 million. During the year ended December 31, 2018, we had net loss of approximately $38.9 million. We expect to generate operating losses for the foreseeable future.

We were a party to a loan and security agreement (the Credit Facility) with Pacific Western Bank (Pacific Western, formerly Square 1 Bank), which was originally entered into in April 2012 and was subsequently amended. Pursuant to the Credit Facility, Pacific Western made term loans in a principal amount of up to $5.0 million available to us to fund expenses related to our clinical trials and general working capital purposes.  As of December 31, 2017, approximately $1.4 million of principal was outstanding on the Credit Facility which was repaid and extinguished during the year ended December 31, 2018.

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

In June 2017, we entered into a Controlled Equity Offering SM Sales Agreement (Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. For the year ended, December 31, 2018, we sold an aggregate of 1,796,306 shares of common stock and received $14.2 million after deducting commissions related to the Sales Agreement and other offering costs.

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

In October 2018, we closed an underwritten public offering in which we sold an aggregate of 5,250,000 shares of common stock. The net proceeds of the offering were approximately $67.6 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us.

In December 2018, we entered into an Open Market Sale Agreement SM (Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares.  We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Jefferies Sales Agreement.  No sales had been made pursuant to the Jefferies Sales Agreement as of December 31, 2018.

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of December 31, 2018, will be adequate to fund our currently anticipated operating expenses through the end of 2020, including the currently planned announcements of top-line data from Phase 3 clinical trials in allergic conjunctivitis, noninfectious anterior uveitis, SLS (Part 1) and dry eye disease. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities; commercialize our product candidates; or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

•	the timing and costs associated with establishing sales and marketing infrastructure;
•	market acceptance of reproxalap and our other product candidates;
•	the costs of acquiring, licensing, or investing in additional businesses, products, product candidates, and technologies; and
•	our need to remediate any material weaknesses and implement additional internal systems and infrastructure, including financial and reporting systems.

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

We will continue to incur costs as a public company including, but not limited to, costs and expenses for directors fees; increased directors and officers insurance; investor relations fees; expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and Nasdaq, on which our common stock is listed; and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls. The following table summarizes our cash flows for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017
Net cash used in operating activities	$(29,857,131)	$(19,222,862)
Net cash used in investing activities	(23,335,576)	(10,197,842)
Net cash provided by financing activities	80,526,842	37,428,980
Net increase in cash and cash equivalents	$27,334,135	$8,008,276

Operating Activities. Net cash used in operating activities was $29.9 million in 2018, compared to net cash used in operating activities of $19.2 million in 2017. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for 2018 as compared to 2017 was due to an increase in research and development expenses, in addition to general and administrative expenses.

Investing Activities. Net cash used in investing activities in 2018 were $23.3 million, related primarily to the purchase of marketable securities partially offset by sales and maturities of marketable securities, compared to net cash used in investing activities in 2017 of $10.2 million, related primarily to the purchase of marketable securities partially offset by sales and maturities of marketable securities.

Financing Activities. Net cash provided by financing activities was $80.5 million for the year ended December 31, 2018, related to our underwritten public offering and sales of common stock under the Cantor Sales Agreement, compared to net cash provided by financing activities of $37.4 million for year ended 2017, related to our underwritten public offerings.

Off-Balance Sheet Arrangements

Through December 31, 2018, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018:

		Less than	Years	Years	More than
	Total	1 Year	1 - 3	3 - 5	5 Years
Operating lease obligations	$465,991	$228,320	$237,671	$—	$—

The table above detailing contractual commitments and obligations does not include severance pay obligations to certain of our executive officers in the event of a not-for-cause termination under existing employment contracts, or any contingent obligations under licensing agreements. The cash amount for which we might be liable upon any such termination, based on current executive pay and bonus levels, could be up to approximately $1.9 million.

In December 2016, we entered into the Madrigal Agreement providing us with exclusive, worldwide license from Madrigal under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize the Madrigal Agreement Products.  Under the terms of the Madrigal Agreement, we are obligated to make future regulatory and development and sales-dependent milestone payments to Madrigal of less than $340 million in the aggregate (over 80% of such amount being tied to our achievement of increasingly greater annual worldwide net sales milestones), as well as royalty payments to Madrigal at a rate which, as a percentage of net sales, is in the high single digits for products containing ADX-1612 and mid-single digits for any other Hsp90 inhibitor product. We are also obligated under the Madrigal Agreement to pay Madrigal a percentage of certain sublicense revenue that we receive in connection with entering into any sublicensing arrangements with any third parties, at a percentage rate which tiers downward from the mid-twenties to low-single digits based on the development stage of the product at the time of the sublicense.  The Madrigal Agreement will remain in effect until all payment obligations under the Madrigal Agreement expire. The amounts payable pursuant to the Madrigal Agreement are not included in the table above as the timing of the payments is uncertain.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates

Our exposure to market risk is currently confined to our cash and our cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.

Effects of inflation

Inflation has not had a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is contained on pages [86] through [106] of this annual report on Form 10-K and is incorporated herein by reference.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. Based on the assessment, our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2018 (the Proxy Statement), and is incorporated in this annual report on Form 10-K by reference.

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

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information as of December 31, 2018, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2013 Equity Incentive Plan (2013 Plan), 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan), 2004 Employee, Director and Consultant Stock Plan (2004 Plan) and our 2016 Employee Stock Purchase Plan (2016 ESPP).

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	3,837,056	(1)	$6.22	(2)	727,178	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	3,837,056	(1)	$6.22	(2)	727,178	(3)

(1)

Of these shares, 212,297 were underlying then outstanding restricted stock unit awards and 3,135,079 were subject to options then outstanding under the 2013 Plan, 413,130 were subject to options then outstanding under the 2010 Plan and 21,871 were subject to options then outstanding under the 2004 Plan.

(2)	Does not take into account restricted stock units, which have no exercise price.

(3)

Represents 358,406 shares of common stock available for issuance under our 2013 Plan and 368,772 shares of common stock available for issuance under our 2016 ESPP. No shares are available for future issuance under the 2010 Plan or 2004 Plan. Our 2013 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lower of: (1) 6% of the total number of shares of common stock outstanding at that time; or (2) such other amount as our board of directors may determine. Our 2016 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lesser of: (1) 1% of the shares of common stock outstanding at that time; and (2) such other amount as our board of directors may determine. On January 1, 2019, an additional 1,574,666 shares became available for future issuance under the 2013 Plan and an additional 262,444 shares became available for future issuance under the 2016 ESPP. The additional shares from the annual increase on January 1, 2019 are not included in the table above.

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

10.12†

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

10.28

First Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of November 27, 2017 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (as filed on March 29, 2018, and incorporated herein by reference)).

10.29†

Amendment No. 2 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.29 to the Registrant’s Quarterly Form 10-Q (as filed on August 9, 2018, and incorporated herein by reference))

10.30†

Offer Letter, effective as of July 30, 2018, between the Registrant and Joshua Reed (filed as Exhibit 10.30 to the Registrant’s Quarterly Form 10-Q (as filed on November 14, 2018, and incorporated herein by reference))

10.31†

Separation and Consulting Letter Agreement, effective as of July 27, 2018, between the Registrant and Stephen Tulipano (filed as Exhibit 10.31 to the Registrant’s Quarterly Form 10-Q (as filed on November 14, 2018, and incorporated herein by reference))

10.32†

Amendment No. 1 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q (as filed on August 10, 2016, and incorporated herein by reference)).

10.33†

Aldeyra Therapeutics, Inc. 2016 Employee Stock Purchase Plan (filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q (as filed on August 10, 2016, and incorporated herein by reference)).

10.34

Agreement and Plan of Merger, dated as of January 24, 2019, by and among Aldeyra Therapeutics, Inc., Helio Vision, Inc., Halo Merger Sub, Inc., Halo Merger Sub, LLC and Josef von Rickenbach, as the Securityholder Representative (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (as filed on January 29, 2019, and incorporated herein by reference))

10.35†*	Offer Letter, effective as of April 19, 2018, between the Registrant and David McMullin

Exhibit Number	Exhibit Title

10.36‡

License Agreement, dated as of December 26, 2016, by and between Registrant and Madrigal Pharmaceuticals, Inc. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (as filed on September 25, 2018, and incorporated herein by reference))

10.37

Open Market Sale AgreementSM, dated December 28, 2018, by and between the Registrant and Jefferies LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (as filed on December 28, 2018, and incorporated herein by reference))

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

None.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Commonwealth of Massachusetts, on March 8, 2019.

ALDEYRA THERAPEUTICS, INC.

By:	/s/ Todd Brady, M.D., Ph.D.
Todd Brady, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd C. Brady, M.D., Ph.D.	Chief Executive Officer and Director	March 8, 2019
Todd C. Brady, M.D., Ph.D.	(principal executive officer)

/s/ Joshua Reed	Chief Financial Officer	March 8, 2019
Joshua Reed	(principal financial and accounting officer)

/s/ Richard H. Douglas, Ph. D.	Chairman of the Board of Directors	March 8, 2019
Richard H. Douglas, Ph.D.

/s/ Ben Bronstein, M.D.	Director	March 8, 2019
Ben Bronstein, M.D.

/s/ Martin J. Joyce	Director	March 8, 2019
Martin J. Joyce

/s/ Gary Phillips, M.D.	Director	March 8, 2019
Gary Phillips, M.D.

/s/ Jesse Treu, Ph.D.	Director	March 8, 2019
Jesse Treu, Ph.D.

/s/ Neal Walker, D.O.	Director	March 8, 2019
Neal Walker, D.O.

ALDEYRA THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Aldeyra Therapeutics, Inc.

Lexington, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aldeyra Therapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 8, 2019

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,357,472	$2,023,337
Cash equivalent - Reverse Repurchase Agreements	44,000,000	18,000,000
Marketable securities	46,242,220	22,923,462
Prepaid expenses and other current assets	1,169,594	1,018,967
Total current assets	94,769,286	43,965,766
Deferred offering costs	86,644	165,930
Fixed assets, net	235,225	43,262
Total assets	$95,091,155	$44,174,958
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,051,678	$1,000,963
Accrued expenses	5,421,498	2,236,465
Current portion of credit facility	-	116,319
Total current liabilities	8,473,176	3,353,747
Credit facility, net of current portion and debt discount	-	1,220,192
Total liabilities	8,473,176	4,573,939
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 26,244,435 and 19,137,639 shares issued and outstanding, respectively	26,244	19,138
Additional paid-in capital	225,136,127	139,241,635
Accumulated other comprehensive loss	(9,224)	(17,831)
Accumulated deficit	(138,535,168)	(99,641,923)
Total stockholders’ equity	86,617,979	39,601,019
Total liabilities and stockholders’ equity	$95,091,155	$44,174,958

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2018	2017
Operating expenses:
Research and development	$29,823,007	$16,302,568
General and administrative	9,876,144	6,185,820
Loss from operations	(39,699,151)	(22,488,388)
Other income (expense):
Interest income	952,698	261,252
Interest expense	(146,792)	(113,453)
Total other income (expense), net	805,906	147,799
Net loss	$(38,893,245)	$(22,340,589)
Net loss per share - basic and diluted	$(1.79)	$(1.40)
Weighted average common shares outstanding - basic and diluted	21,685,642	15,921,884

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2018	2017
Net loss	$(38,893,245)	$(22,340,589)
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities	8,607	(17,960)
Total other comprehensive income/(loss)	$8,607	$(17,960)
Comprehensive loss	$(38,884,638)	$(22,358,549)

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	12,576,325	$12,576	$98,938,446	$129	$(77,301,334)	$21,649,817
Stock-based compensation	—	—	2,714,841	—	—	2,714,841
Issuance of common stock, net of issuance costs	6,523,055	6,524	37,463,087	—	—	37,469,611
Issuance of common stock, ESPP	31,485	31	125,261	—	—	125,292
Issuance of common stock, RSUs	6,774	7	—	—	—	7
Other comprehensive loss	—	—	—	(17,960)	—	(17,960)
Net loss	—	—	—	—	(22,340,589)	(22,340,589)
Balance, December 31, 2017	19,137,639	19,138	139,241,635	(17,831)	(99,641,923)	39,601,019
Stock-based compensation	—	—	4,144,853	—	—	4,144,853
Issuance of common stock, net of issuance costs	7,046,306	7,046	81,664,126	—	—	81,671,172
Issuance of common stock, ESPP	14,382	14	85,559	—	—	85,573
Issuance of common stock, RSUs	40,975	41	(41)	—	—	—
Issuance of common stock, warrants exercised	5,133	5	(5)			—
Other comprehensive income	—	—	—	8,607	—	8,607
Net loss	—	—	—	—	(38,893,245)	(38,893,245)
Balance, December 31, 2018	26,244,435	$26,244	$225,136,127	$(9,224)	$(138,535,168)	$86,617,979

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,893,245)	$(22,340,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,144,853	2,714,841
Amortization of debt discount – non-cash interest expense	59,322	20,341
Net amortization of premium on debt securities available for sale	(237,541)	129,245
Depreciation	71,003	37,849
Change in assets and liabilities:
Prepaid expenses and other current assets	(150,627)	(800,285)
Accounts payable	2,049,582	725,522
Accrued expenses	3,099,522	290,214
Net cash used in operating activities	(29,857,131)	(19,222,862)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(262,966)	(24,759)
Purchases of marketable securities	(59,731,610)	(35,095,083)
Sales of marketable securities	36,659,000	24,922,000
Net cash used in investing activities	(23,335,576)	(10,197,842)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	81,837,102	37,469,611
Proceeds from issuance of common stock in employee plans	85,573	125,299
Deferred offering costs paid in cash	—	(165,930)
Extinguishment of long term debt	(1,395,833)	—
Net cash provided by financing activities	80,526,842	37,428,980
NET INCREASE IN CASH	27,334,135	8,008,276
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,023,337	12,015,061
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,357,472	$20,023,337
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$88,963	$91,633

The accompanying notes are an integral part of these financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (“Aldeyra”, “Company”, “we”, “us” and “our”) was incorporated in the state of Delaware on August 13, 2004 as Neuron Systems, Inc. On December 20, 2012, the Company changed its name to Aldexa Therapeutics, Inc. and, on March 17, 2014, the Company changed its name to Aldeyra Therapeutics, Inc. Aldeyra is developing next-generation medicines to improve the lives of patients with immune-mediated diseases.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP).

Risks and Uncertainties –The ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the United States Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in the clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

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

Based on its current operating plan, the Company believes that its cash, cash equivalents, and marketable securities as of December 31, 2018, will be adequate to fund operations through the end of 2020, including the currently planned announcements of top-line data from Phase 3 clinical trials in allergic conjunctivitis, noninfectious anterior uveitis, SLS (Part 1) and dry eye disease. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities; commercialize its product candidates; or conduct any substantial, additional development requirements requested by the U.S. Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions, including fair value estimates for investments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s financial statements relate to accruals, including research and development costs, accounting for income taxes and the related valuation allowance and accounting for stock based compensation and the related fair value. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Segment Information – Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, which is the identification and development of next-generation medicines to improve the lives of patients with immune-mediated diseases.

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

RRAs are collateralized by deposits in the form of ‘Government Securities and Obligations’ for an amount not less than 102% of their value. The Company does not record an asset or liability related to the collateral as the Company is not permitted to sell or repledge the associated collateral. The Company has a policy that the collateral has at least an A (or equivalent) credit rating. The Company utilizes a third-party custodian to manage the exchange of funds as well as requirement that collateral received is maintained at 102% of the value of the RRAs on a daily basis.

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk principally consist of cash, cash equivalents and marketable securities. The Company places its cash and cash equivalents and marketable securities with financial institutions which management believes has high credit ratings. As part of its cash and investment management processes, the Company performs periodic evaluations of the credit standing of the financial institutions with whom it maintains deposits.

Intellectual Property – The legal and professional costs incurred by the Company to acquire its patent rights are expensed as incurred and included in general and administrative expenses. At December 31, 2018 and 2017, the Company has determined that these expenses have not met the criteria to be capitalized since the future benefits to be derived from the patents is uncertain. Intellectual property related expenses for the years ended December 31, 2018 and 2017 were $1,337,000 and $768,000, respectively.

Income Taxes – The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes(“ASC 740”), in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax liabilities and assets for expected future income tax consequences of events that have been recognized in the Company’s financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Comprehensive Loss – Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For December 31, 2018, comprehensive loss is equal to the Company’s net loss of $38.9 million and an unrealized gain on marketable securities of $9,000. For December 31, 2017, comprehensive loss is equal to our net loss of $22.3 million and an unrealized loss on marketable securities of $18,000.

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

Recent Accounting Pronouncements – In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718) (ASU 2018-07). The amendments in ASU 2018-07 expand the scope of the employee share-based payments guidance to include share-based payments issued to non-employees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards to non-employees. The Company has adopted the provisions of ASU 2018-07 in the quarter ended September 30, 2018 and it did not have a material impact on the Company’s financial statements. When adopting the provisions of ASU 2018-07, the Company changed the expense recognition for share-based payments to non-employees to an amount determined at grant or modification date instead of a variable amount to be valued at each reporting period.

In August 2016, the FASB issued ASU No. 2016-15 (ASU 2016-15), Statement of Cash Flows. The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The Company adopted ASU 2016-15 in the quarter ended March 31, 2018, and it did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (ASU 2016-02), Leases. ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the guidance on its condensed financial statements and related processes and internal controls. While the Company expects the implementation to result in the recognition of right-of-use assets and lease liabilities for the lease of its occupied office space, the right-of-use assets and lease liabilities will not have a material impact on its financial statements. There is no material uncertainty of cash flows arising from the Company’s lease.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted ASU 2014-09 on January 1, 2018, and it did not have a material impact on the Company’s financial statements.

Reclassifications - Certain reclassifications have been made to prior period financial statements to conform to the current period presentation, specifically cash equivalents and reverse repurchase agreements are disclosed separately on the balance sheet for current and prior periods presented.

3.	NET LOSS PER SHARE

For the years ended December 31, 2018 and 2017, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Years ended December 31,
	2018	2017
Options to purchase common stock	3,570,080	2,246,857
Warrants to purchase common stock	40,300	1,384,608
Restricted stock units	212,297	157,128
Total of common stock equivalents	3,822,677	3,788,593

4.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At December 31, 2018, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$2,127,175	$—	$—	$2,127,175	$2,127,175	$—
Money market funds	1,230,297	—	—	1,230,297	1,230,297	—
Reverse repurchase agreements	44,000,000	—	—	44,000,000	44,000,000	—
U.S. government agency securities	46,251,444	—	(9,224)	46,242,220	—	46,242,220
Available for Sale(1)	90,251,444	—	(9,224)	90,242,220	44,000,000	46,242,220
Total Cash, cash equivalents and current marketable securities					$47,357,472	$46,242,220

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities are less than one year at December 31, 2018.

At December 31, 2017, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$979,485	$—	$—	$979,485	$979,485	$—
Money market funds	1,043,852	—	—	1,043,852	1,043,852	—
Reverse repurchase agreements	18,000,000	—	—	18,000,000	18,000,000	—
U.S. government agency securities	22,941,293	—	(17,831)	22,923,462	—	22,923,462
Available for Sale(1)	40,941,293	—	(17,831)	40,923,462	18,000,000	22,923,462
Total Cash, cash equivalents and current marketable securities					$20,023,337	$22,923,462

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

5.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at December 31, 2018 or 2017, respectively.

The following table presents information about the Company’s assets measured at fair value at December 31, 2018 and December 31, 2017:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$1,230,297	$—	$—	$1,230,297
Reverse repurchase agreements(b)	—	$44,000,000	—	44,000,000
U.S. government agency securities(b)	—	46,242,220	—	46,242,220
Total assets at fair value	$1,230,297	$90,242,220	$—	$91,472,517

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(a)	$1,043,852	$—	$—	$1,043,852
Reverse repurchase agreements(b)	—	18,000,000	—	18,000,000
U.S. government agency securities(b)	—	22,923,462	—	22,923,462
Total assets at fair value	$1,043,852	$40,923,462	$—	$41,967,314

(a)	Money market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.
(b)

U.S. reverse repurchase agreements and U.S. government agency securities are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

6.	ACCRUED EXPENSES

Accrued expenses at December 31, 2018 and 2017 were:

	December 31,	December 31,
	2018	2017
Accrued compensation	$1,172,880	$788,570
Accrued research and development	3,882,313	1,327,103
Accrued general & administrative	366,305	120,792
Accrued expenses	$5,421,498	$2,236,465

7.	CREDIT FACILITY

We were a party to a loan and security agreement (the Credit Facility) with Pacific Western Bank (Pacific Western, formerly Square 1 Bank), which was originally entered into in April 2012 and was subsequently amended. Pursuant to the Credit Facility, Pacific Western made term loans in a principal amount of up to $5.0 million available to us to fund expenses related to our clinical trials and general working capital purposes.  As of December 31, 2017, approximately $1.4 million of principal was outstanding on the Credit Facility which was repaid and extinguished during the year ended December 31, 2018. In connection with the extinguishment of the debt, all unamortized discounts were written off.

8.	STOCKHOLDERS’ EQUITY

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2018, a total of 3,570,080, 40,300, 358,406, and 368,772, shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the exercise of outstanding warrants, (iii) the issuance of stock awards under the Company’s Amended 2013 Plan, and (iv) the issuance of shares under the 2016 ESPP, respectively.

Underwritten Public Offerings

In February 2017, the Company sold 2,555,555 shares of its common stock in an underwritten public offering at $4.50 per share, for an aggregate gross cash purchase price of $11.5 million, or proceeds of $10.6 million after underwriters discount and expenses. In September 2017, the Company sold 3,967,500 shares of its common stock in an underwritten public offering at $7.25 per share, for an aggregate gross cash purchase price of $28.8 million, or proceeds of $26.9 million after underwriters discount and expenses. In October 2018, the Company sold 5,250,000 shares of its common stock in an underwritten public offering at $13.75 per share, for an aggregate gross cash purchase price of $72.2 million, or proceeds of $67.6 million after underwriters discount and expenses.

Cantor Sales Agreement

In June 2017, the Company entered into a Controlled Equity Offering SM Sales Agreement (Cantor Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), as sales agent, pursuant to which the Company could offer and sell, from time to time through Cantor, shares common stock providing for aggregate sales proceeds of up to $20.0 million. For the year ended, December 31, 2018, the Company sold an aggregate of 1,796,306 shares of common stock and received $14.2 million after deducting commissions related to the Cantor Sales Agreement and other offering costs.

Jefferies Sales Agreement

In December 2018, the Company entered into an Open Market Sales Agreement (Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which the Company could offer and sell, from time to time through Jefferies, shares common stock providing for aggregate sales proceeds of up to $50.0 million. As of December 31, 2018, no shares were sold under the Jefferies Sales Agreement.

9.	INCOME TAXES

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

As of December 31, 2018, the Company had Federal and State income tax net operating loss (“NOL”) carryforwards of approximately $93.5 million and $89.7 million, respectively.  Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards will expire at various dates through 2037. The Federal NOL generated during the year ended December 31, 2018 will carryforward indefinitely.  As of December 31, 2018, the Company had Federal and State research and development tax credit carryforwards of approximately $3.3 million and $0.6 million, respectively, which will expire at various dates through 2038.

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

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	Years ended December 31,
	2018	2017
Deferred Tax Assets
Federal & State NOL carryforward	$25,311,547	$16,935,101
Federal & State R&D credit carryforward	3,781,160	2,058,771
Intangibles – net	164,508	325,744
Accounts payable and accrued expenses	1,958,174	615,490
Stock options	3,146,034	2,197,983
Fixed assets – net	10,173	6,409
Gross deferred tax assets	34,371,596	22,139,498
Valuation Allowance	(34,371,596)	(22,123,292)
Net Deferred Tax Assets	-	16,206
Deferred Tax Liabilities
Note discounts	-	(16,206)
Gross deferred tax liabilities	-	(16,206)
TOTAL	$—	$—

The change in valuation allowance of $12.2 million from December 31, 2017 to December 31, 2018 is driven by no tax benefit being recorded on the current year loss from operations

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all of its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Aldeyra has undergone three ownership changes through the year ended December 31, 2018. However, the Company’s management believes that it had sufficient “Built-In-Gain” to offset any Section 382 limitation generated by such ownership changes. Any future ownership changes may cause the Company’s existing tax attributes to have additional limitations.

All tax years are open for examination by the taxing authorities for both federal and state purposes.

A reconciliation of the federal statutory tax rate of 21% to the Company’s effective income tax rates are as follows:

	Years ended December 31,
	2018	2017
Statutory tax rate	21.00%	34.00%
State taxes, net of federal benefits	6.83%	5.37%
Federal research and development credits	3.81%	3.00%
Change in valuation allowance	(31.51)%	(1.51)%
Stock-based compensation	(0.20)%	(1.11)%
Federal rate change	—	(39.75)%
Other	0.07%	—
Effective tax rate	0.00%	0.00%

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

The Company has three equity incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of December 31, 2018, options to purchase 21,871 shares of common stock at a weighted average exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Company’s initial public offering in May 2014. However, grants made under the 2010 Plan are still governed by that plan. As of December 31, 2018, options to purchase 413,130 shares of common stock at a weighted average exercise price of $1.58 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan in October 2013. The 2013 Equity Incentive Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the registration statement for the Company’s initial public offering. The 2013 Equity Incentive Plan was amended in June 2016 and June 2018, (the “Amended 2013 Plan”). The Amended 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. On January 1 of each year the aggregate number of common shares that may be issued under the Amended 2013 Plan shall automatically increase by a number of shares equal to the lower of (a) 6% of the total number of shares of common stock outstanding on the last calendar day of the prior fiscal year, or (b) a number of shares of common stock determined by the Company’s board of directors. As of December 31, 2018, options to purchase 3,135,079 shares of common stock at a weighted average exercise price of $6.80 per share and 212,297 shares of common stock underlying restricted stock units remained outstanding under the Amended 2013 Plan. As of December 31, 2018, there were 358,406 shares of common stock available for grant under the Amended 2013 Plan. As of January 1, 2019, the number of shares of common stock that may be issued under the Amended 2013 Plan was automatically increased by 1,574,666 shares, increasing the number of shares of common stock available for issuance under the Amended 2013 Plan to 1,933,072.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation are as follows:

	Years ended December 31,
	2018	2017
Research and development expenses	$1,541,915	$896,339
General and administrative expenses	$2,602,938	1,818,502
Total stock-based compensation expense	$4,144,853	$2,714,841

Stock Options

Terms of stock option agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the respective plan they were granted. Options granted by the Company typically vest over a four year period. The options are subject to acceleration of vesting in the event of certain change of control transactions. The options may be granted for a term of up to ten years from the date of grant. The exercise price for options granted under the Amended 2013 Plan must be at a price no less than 100% of the fair market value of a common share on the date of grant.

The following table summarizes option activity under the incentive plans for the year ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2017	2,246,857	$4.87
Granted	1,325,306	8.38
Cancelled/Forfeited	(2,083)	3.24
Exercised	—	—
Outstanding at December 31, 2018	3,570,080	$6.18	7.73	$7,909,697
Exercisable at December 31, 2018	1,857,645	$5.10	6.69	$5,977,280

(a)

The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2018 of $8.30 and the per share exercise price of the underlying options.

The Company records stock-based compensation related to stock options granted at fair value. During the years ended December 31, 2018 and 2017, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average fair value of options granted was $5.79 and $3.76 for the years ended December 31, 2018 and 2017, respectively. The assumptions used in determining fair value of the employee stock options for the years ended December 2018 and 2017, are as follows:

	December 31, 2018	December 31, 2017
Expected dividend yield	0%	0%
Anticipated volatility	76.52% - 78.38%	76.52% - 88.57%
Stock price	$6.80 - $11.83	$4.90 - $6.10
Exercise price	$6.80 - $11.83	$4.90 - $6.10
Expected life (years)	5.50 - 6.25	5.50 - 6.25
Risk free interest rate	2.32% - 3.10%	1.87% - 2.26%

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

At December 31, 2018, there is approximately $7.9 million of unrecognized compensation cost relating to stock options outstanding, which the Company expects to recognize over a weighted average period of 2.73 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

Terms of restricted stock unit (RSUs) agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the Amended 2013 Plan. RSUs granted by the Company typically vest over a four year period. In the event that the employees’ employment with the Company terminates any unvested shares are forfeited and revert to the Company. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to RSUs for the year ended December 31, 2018:

Number of Shares
Outstanding at December 31, 2017	157,128
Granted	96,144
Vested/released	(40,975)
Outstanding at December 31, 2018	212,297

The weighted-average fair value of RSUs granted was $8.60 and $5.10 per share for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the outstanding restricted stock units had unamortized stock-based compensation of $1.1 million with a weighted-average remaining recognition period of 2.74 years and an aggregate intrinsic value of $1.8 million.

Employee Stock Purchase Plan

In March 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (2016 ESPP), which became effective in June 2016 following the approval of the Company’s stockholders. The 2016 ESPP authorizes the issuance of up to a total of 414,639 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2016 ESPP automatically increases on the first business day of each fiscal year, commencing in 2017, by a number equal to the lower of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2016 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. Participating employees purchase stock under the 2016 ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions as shown below:

	December 31, 2018	December 31, 2017
Expected dividend yield	0%	0%
Anticipated volatility	77.49% - 80.59%	75.46% - 76.14%
Stock price	$8.05 - $8.51	$4.70 - $4.90
Exercise price	$8.05 - $8.51	$4.70 - $4.90
Expected life (years)	1.00	0.70
Risk free interest rate	1.61% - 2.11%	1.13% - 0.97%

At December 31, 2018, the Company has 368,772 shares available for issuance under the 2016 ESPP. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the 2016 ESPP for the years ended December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Weighted-average grant-date fair value per share	$2.21	$2.03
Total shares issued	14,382	31,485
Total stock-based compensation expense	$75,141	$64,033

11.	STOCK PURCHASE WARRANTS

As of December 31, 2018, there were 40,300 warrants to purchase shares of common stock of the Company outstanding with a weighted-average exercise price of $10.00 per share and weighted-average remaining life of 0.3 years. During the year ended December 31, 2018, there was a net exercise of 19,700 warrants which resulted in 5,133 shares of common stock issued by the Company and there were 1,324,608 warrants to purchase shares of common stock of the Company that expired unexercised.  For the year ended December 31, 2017 there were no exercises, issuances or expirations of warrants to purchase shares of common stock of the Company. A summary of the common share purchase warrants outstanding and exercisable at December 31, 2018 is as follows:

Exercise Price	Number Outstanding	Expiry Date
$10.00	40,300	May 1, 2019

12.	COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications – As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through December 31, 2018, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

In-License Agreements – The Company is developing ADX-1612 pursuant to a License Agreement with Madrigal Pharmaceuticals, Inc. (Madrigal), entered into on December 26, 2016 (the Madrigal Agreement). Pursuant to the Madrigal Agreement, the Company obtained an exclusive, worldwide license from Madrigal under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize Hsp90 inhibitors, including ADX-1612 and ADX-1615 (Madrigal Agreement Products). The Company has agreed to use its commercially reasonable efforts to develop Madrigal Agreement Products.

In consideration for the rights licensed under the Madrigal Agreement, the Company paid Madrigal an upfront license fee of $250,000 and are obligated to make future regulatory and development and sales-dependent milestone payments to Madrigal of less than $340 million in the aggregate (over 80% of such amount being tied to the Company’s achievement of increasingly greater annual worldwide net sales milestones), as well as royalty payments to Madrigal at a rate which, as a percentage of net sales, is in the high single digits for products containing ADX-1612 and mid-single digits for any other Hsp90 inhibitor product. The Company is also obligated under the Madrigal Agreement to pay Madrigal a percentage of certain sublicense revenue that the Company receives in connection with entering into any sublicensing arrangements with any third parties, at a percentage rate which tiers downward from the mid-twenties to low-single digits based on the development stage of the product at the time of the sublicense.

The Madrigal Agreement will remain in effect until all payment obligations under the Madrigal Agreement expire. The Company may terminate the Madrigal Agreement in its entirety or on a Madrigal Agreement Product-by-Madrigal Agreement Product basis with timely notice to Madrigal. Either party may terminate the Madrigal Agreement for uncured material breach by the other party or upon certain insolvency or bankruptcy proceedings involving the other party, both with timely notice to the other party. In addition, Madrigal has the right to terminate the Madrigal Agreement if the Company, its affiliates, or sublicensees interfere with, challenge the validity or enforceability of, oppose the extension of, or grant of a supplementary protection certificate with respect to any of the Company’s licensed patents under the Madrigal Agreement. In the event of an early termination of the Madrigal Agreement, all rights licensed and developed by the Company under the Madrigal Agreement may revert back to Madrigal. Each party has agreed to indemnify the other party for certain third party claims arising under the Madrigal Agreement.

Other Contractual Arrangements – In September 2017, the Company executed a Lease Agreement (the “Office Lease”), which was amended in November 2017. The amended lease as of December 31, 2017, consisted of approximately 9,351 square feet of office space of office space located in Lexington, Massachusetts (the “Premises”). The Company intends to use the Premises as our corporate headquarters. The term of the Office Lease is through December 31, 2020, or as extended under our option to extend in the Office Lease. The Office Lease provides for a monthly base rent of $13,559, commencing on December 1, 2017. In addition to the base rent, the Company is required to pay the landlord certain operating expenses, taxes and other fees in accordance with the terms of the Office Lease. Rent expense for the years ended December 31, 2018 and 2017 was $238,532 and $157,682, respectively.

The Company’s gross future minimum payments under all non-cancelable operating leases as of December 31, 2018, are:

	Total	2019	2020	2020	2021
Operating lease obligations	$465,991	$228,320	$237,671	$—	$—

13.	SUBSEQUENT EVENTS

On January 28, 2019, the Company acquired Helio Vision, Inc., a Delaware corporation (“Helio”).  As a result of the acquisition, the Company initially issued an aggregate of 1,150,990 shares of common stock to the former securityholders and an advisor of Helio. The Company, subject to the conditions of the acquisition agreement, will be obligated to make additional payments to the former securityholders of Helio as follows: (a) $2.5 million of common stock on the date that is 24 months following the closing date; (b) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label (PVR) prior to the 10th anniversary of the closing date; and (c) $2.5 million of common stock following FDA of a new drug approval application for an indication (other than PVR) prior to the 12th anniversary of the closing date, provided that in no event shall the Company be obligated to issue more than 5,248,885 shares of common stock. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.