Form 10-Q
period 2019-03-31
Aldeyra Therapeutics, Inc.
filed 2019-05-10
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to 12(b) of the Act:

Title of Class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	ALDX	The Nasdaq Stock Market, LLC

As of May 10, 2019, there were 27,490,551 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2019

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALDEYRA THERAPEUTICS, INC.

BALANCE SHEETS

	March 31,
	2019	December 31,
	(unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,297,555	$3,357,472
Cash equivalent - Reverse Repurchase Agreements	39,000,000	$44,000,000
Marketable securities	37,826,635	46,242,220
Prepaid expenses and other current assets	4,872,067	1,169,594
Total current assets	86,996,257	94,769,286
Deferred offering costs	—	86,644
Debt issuance costs	538,038	—
Right-of-use assets	377,920	—
Fixed assets, net	215,908	235,225
Total assets	$88,128,123	$95,091,155

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,013,362	$3,051,678
Accrued expenses	5,257,071	5,421,498
Current portion of operating lease liabilities	221,112	—
Total current liabilities	9,491,545	8,473,176
Operating lease liabilities, long-term	156,808	—
Total liabilities	9,648,353	8,473,176
Commitments and contingencies (Notes 14 and 15)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 26,910,355 and 26,244,435 shares issued and outstanding, respectively	26,910	26,244
Additional paid-in capital	232,605,244	225,136,127
Accumulated other comprehensive income (loss)	6,812	(9,224)
Accumulated deficit	(154,159,196)	(138,535,168)
Total stockholders’ equity	78,479,770	86,617,979
Total liabilities and stockholders’ equity	$88,128,123	$95,091,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$7,848,590	$6,600,106
Acquired in-process research and development	6,597,551	—
General and administrative	2,985,038	1,891,303
Loss from operations	(17,431,179)	(8,491,409)
Other income (expense):
Interest income	499,140	122,390
Interest expense	(1,962)	(28,044)
Total other income (expense), net	497,178	94,346
Loss before income taxes	(16,934,001)	(8,397,063)
Income tax benefit	1,309,973	—
Net loss	$(15,624,028)	$(8,397,063)
Net loss per share - basic and diluted	$(0.58)	$(0.43)
Weighted average common shares outstanding - basic and diluted	27,053,842	19,366,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(15,624,028)	$(8,397,063)
Other comprehensive income:
Unrealized gain on marketable securities	16,036	1,446
Total other comprehensive income	$16,036	$1,446
Comprehensive loss	$(15,607,992)	$(8,395,617)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2018	26,244,435	$26,244	$225,136,127	$(9,224)	$(138,535,168)	$86,617,979
Stock-based compensation	—	—	1,886,089	—	—	1,886,089
Issuance of common stock in connection with Helio Vision, Inc. acquisition	582,363	582	4,862,149	—	—	4,862,731
Issuance of common stock, net of issuance costs	83,557	84	720,879	—	—	720,963
Other comprehensive income	—	—	—	16,036	—	16,036
Net loss	—	—	—	—	(15,624,028)	(15,624,028)
Balance, March 31, 2019	26,910,355	$26,910	$232,605,244	$6,812	$(154,159,196)	$78,479,770

Balance, December 31, 2017	19,137,639	19,138	139,241,635	(17,831)	(99,641,923)	39,601,019
Stock-based compensation	—	—	868,415	—	—	868,415
Issuance of common stock, net of issuance costs	527,282	527	3,926,859	—	—	3,927,386
Other comprehensive income	—	—	—	1,446	—	1,446
Net loss	—	—	—	—	(8,397,063)	(8,397,063)
Balance, March 31, 2018	19,664,921	$19,665	$144,036,909	$(16,385)	$(108,038,986)	$36,001,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,624,028)	$(8,397,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	6,597,551	—
Deferred taxes	(1,309,973)	—
Stock-based compensation	1,886,089	868,415
Amortization of debt discount – non-cash interest expense	1,962	3,869
Net amortization of premium on debt securities available for sale	(175,396)	9,822
Depreciation	24,242	11,406
Change in assets and liabilities:
Prepaid expenses and other current assets	(3,626,841)	(647,931)
Accounts payable	358,918	617,926
Accrued expenses	(764,502)	(421,037)
Net cash used in operating activities	(12,631,978)	(7,954,593)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(4,925)	(139,006)
Cash acquired in Helio asset acquisition	562,362
Purchases of marketable securities	(8,392,983)	(4,009,513)
Sales of marketable securities	17,000,000	8,950,000
Net cash provided by investing activities	9,164,454	4,801,481
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	807,607	4,093,316
Debt issuance costs paid in cash	(400,000)	—
Net cash provided by financing activities	407,607	4,093,316
NET (DECREASE)/INCREASE IN CASH	(3,059,917)	940,204
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,357,472	20,023,337
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,297,555	$20,963,541
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Helio acquisition:
Assets acquired	$75,632	$—
Liabilities acquired	$637,994	$—
Fair value of securities issued	$4,862,731	$—
Debt issuance costs not yet paid	$140,000	$—
Right-of-use assets acquired through operating leases	$377,920	$—
Offering costs of public offerings not yet paid	$—	$1,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc., together with its wholly-owned subsidiaries (the Company or Aldeyra), a Delaware corporation, is developing next-generation medicines to improve the lives of patients with immune-mediated diseases.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 8, 2019. The financial information as of March 31, 2019, the three months ended March 31, 2019 and 2018 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2018 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, and not including access to capital under the Company’s credit facility or the Open Market Sales Agreement SM (Jefferies Sales Agreement), the Company believes that its cash, cash equivalents and marketable securities as of March 31, 2019, will be adequate to fund currently anticipated operating expenses through the end of 2020, including the currently planned Phase 3 clinical trials in noninfectious anterior uveitis (the SOLACE trial), SLS (Part 1 of the RESET trial) and dry eye disease (the RENEW trial).  The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all planned research and development activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, including fair value estimates for investments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s financial statements relate to accruals, including research and development costs, acquired in-process research and development expense, accounting for income taxes and related valuation allowance and accounting for stock-based compensation and related fair value assessments. Although estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

In-process research and development

Assets purchased in an asset acquisition transaction are expensed as in-process research and development unless the assets acquired are deemed to have an alternative future use, provided that the acquired asset did not also include processes or activities that would constitute a “business” as defined under GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Acquired in-process research and development payments are immediately expensed in the period in which they are incurred and include upfront payments, as well as transaction fees and subsequent pre-commercial milestone payments. Research and development costs incurred after the acquisition are expensed as incurred.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02 (ASU 2016-02), Leases. ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company adopted the provisions of ASU 2016-02 as of January 1, 2019, and the provisions did not have a material impact on the Company’s financial statements.

3.	Helio Vision Acquisition

On January 28, 2019 (the closing date), the Company acquired Helio Vision, Inc. (Helio).  As a result of the acquisition, the Company initially issued an aggregate of 1,150,990 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 582,363 shares.  The Helio founders’ shares are subject to vesting based on continued service to the Company over three years from the closing date.  The Company will recognize the expense associated with the founders’ restricted shares as compensation expense as the shares vest over the three-year period.  For the three months ended March 31, 2019, the Company recorded $0.4 million of research and development expense for the founders’ restricted shares vested during the period.  The Company, subject to the conditions of the acquisition agreement, will be obligated to make additional payments to the former securityholders of Helio as follows: (a) $2.5 million of common stock on the date that is 24 months following the closing date (assuming certain technical milestones are met); (b) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the closing date; and (c) $2.5 million of common stock following FDA approval of a new drug application for an indication (other than proliferative vitreoretinopathy) prior to the 12th anniversary of the closing date (the shares of common stock issuable pursuant to the preceding clauses (a) – (c) are referred to herein as the Milestone Shares), provided that in no event shall the Company be obligated to issue more than 5,248,885 shares of common stock. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). The Company then determined that the Milestone Shares meet the scope exception from derivative under FASB ASC Topic 815, “Derivatives and Hedging” (ASC 815), from inception of the Milestone Shares through March 31, 2019.  Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, “Contingencies” (ASC 450) and the Company will record a liability related to the Milestone Shares if and when the milestones are achieved and the consideration becomes probable. At that time, the Company will record the cost of the Milestone Shares issued to the founders as compensation expense and to the Helio non-founders as in-process research and development expense if there is no alternative future use. No milestones related to the Milestone Shares have been met as of March 31, 2019.

The Company assessed the acquisition of Helio under the FASB ASC Topic 805, “Business Combinations” (ASC 805). Under ASC 805, the Company determined that the acquired assets did not constitute a business since substantially all of the assets acquired were related to ADX-2191 and that the transaction would be accounted for as an asset acquisition. The asset and development program acquired from Helio are at an early stage of development and will require a significant investment of time and capital for development. There is no assurance that the Company will be successful in developing such asset, and a failure to successfully develop such asset could diminish the Company’s prospects. Under ASC 805, the asset acquired is considered to have no alternative future uses, since the future economic benefit of the acquired asset at the date of acquisition is highly uncertain. The fair value of the assets was determined using the quoted market price of the Company’s common stock on the closing date, and was fully expensed as in-process research and development.  Additionally, the Company assessed the Helio acquisition under ASC Topic 740, “Income Taxes” (ASC 740). The acquisition resulted in an income tax benefit of $1.3 million and a corresponding increase to acquired in-process research and development expense. The expense resulted from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference during the quarter ended March 31, 2019. During the quarter ended March 31, 2019, the Company recorded $6.6 million in in-process research and development expense related to the fair value of consideration given which includes transaction costs and the deferred tax impact of the Helio acquisition.

4.	NET LOSS PER SHARE

As of March 31, 2019 and 2018, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	4,679,542	3,066,856
Warrants to purchase common stock	40,300	60,000
Restricted stock units	495,437	253,272
Unvested restricted shares	568,627	—
Total of common stock equivalents	5,783,906	3,380,128

5.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At March 31, 2019, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash Equivalents	Current Marketable Securities
Cash	$3,095,289	$—	$—	$3,095,289	$3,095,289	$—
Money market funds	2,202,266	—	—	2,202,266	2,202,266	—
Reverse repurchase agreements	39,000,000	—	—	39,000,000	39,000,000	—
U.S. government agency securities	37,819,823	7,058	(246)	37,826,635	—	37,826,635
Available for Sale(1)	76,819,823	7,058	(246)	76,826,635	39,000,000	37,826,635
Total cash, cash equivalents and current marketable securities					$44,297,555	$37,826,635

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities were less than one year at March 31, 2019.

6.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at March 31, 2019 or December 31, 2018. The following table presents information about the Company’s assets measured at fair value at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$2,202,266	$—	$—	$2,202,266
Reverse repurchase agreements (b)	—	39,000,000	—	39,000,000
U.S. government agency securities (b)	—	37,826,635	—	37,826,635
Total assets at fair value	$2,202,266	$76,826,635	$—	$79,028,901

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$1,230,297	$—	$—	$1,230,297
Reverse repurchase agreements (b)	—	44,000,000	—	44,000,000
U.S. government agency securities (b)	—	46,242,220	—	46,242,220
Total assets at fair value	$1,230,297	$90,242,220	$—	$91,472,517

(a)	Money market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.
(b)

Reverse repurchase agreements and U.S. government agency securities are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

Financial instruments including cash equivalents, clinical trial prepayments to contract research organizations, and accounts payable are carried in the financial statements at amounts that approximate their fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loan under its credit facility approximates market rates currently available to the Company. Marketable securities are carried at fair value.

7.	ACCRUED EXPENSES

Accrued expenses at March 31, 2019 and December 31, 2018 were comprised of:

	March 31,	December 31,
	2019	2018
Accrued compensation	$454,737	$1,172,880
Accrued research and development	3,966,881	3,882,313
Accrued general & administrative	835,453	366,305
Accrued expenses	$5,257,071	$5,421,498

8.	CREDIT FACILITY

In March 2019, the Company entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules) and the several banks and other financial institutions or entities from time to time parties thereto (collectively, referred to as “Lender”), providing for a term loan of up to $60.0 million that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property (the “Hercules Credit Facility”). The Loan and Security Agreement provides for an initial term loan advance of up to $5.0 million at the Company’s option, commencing on March 25, 2019 through and including April 15, 2019; three additional term loan advances of up to $15.0 million, at the Company’s option, each available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019, March 31, 2020 and March 31, 2021, respectively; and a final additional term loan advance of up to $10.0 million, at the Company’s option, subject to approval by the Lender’s investment committee. As of March 31, 2019, the Company elected not to draw down capital under the initial term loan advance.

The term loan bears interest at an annual rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. The Loan and Security Agreement provides for interest-only payments for twenty-four months, with an option to extend the interest-only period to thirty-six months based upon the achievement of certain milestones and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting upon expiration of the interest only period and continuing through October 1, 2023 (the “Maturity Date”). In addition, the Company paid a commitment charge of $25,000, transaction costs of $140,000, and a fee of $375,000 upon closing and is required to pay a fee of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity. The fees and transaction costs paid are captured as an asset on the balance and are amortized to interest expense through the Maturity Date.  At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement, including a prepayment charge equal to the following percentage of the principal amount being prepaid: 3% if the term loan is prepaid during the first 24 months following the initial closing and 1.5% if the term loan is prepaid any time thereafter but prior to 36 months.

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. In addition, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

9.	STOCKHOLDERS’ EQUITY

In December 2018, the Company entered into the Jefferies Sales Agreement with Jefferies LLC (Jefferies), as sales agent, pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of the Company’s common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for the Company’s common stock, with the Company setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made.  The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of shares. The Company has no obligation to sell any shares under the Jefferies Sales Agreement, and may at any time suspend solicitations and offers under the Jefferies Sales Agreement. From January 1, 2019 through March 31, 2019, the Company sold, at a volume-weighted average price of $10.73, an aggregate of 83,557 shares of common stock and received $0.8 million after deducting commissions related to the Jefferies Sales Agreement.

10.	INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred losses since inception for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In assessing the realizability of net deferred taxes in accordance with ASC 740, Income Taxes (ASC 740), the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the weight of available evidence, primarily the incurrence of net losses since inception, anticipated net losses in the near future, reversals of existing temporary differences and expiration of various federal and state attributes, the Company does not consider it more likely than not that some or all of the net deferred taxes will be realized. Accordingly, a 100% valuation allowance has been applied against net deferred taxes.

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all of its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Aldeyra has undergone three ownership changes through the year ended December 31, 2018.  However, the Company’s management believes that there is sufficient “Built-In-Gain” to offset the Section 382 limitation generated by such ownership changes. Any future ownership changes, including those resulting from the Company’s recent or future financing activities, may cause the Company’s existing tax attributes to incur additional limitations.

All tax years are open for examination by the taxing authorities for both federal and state purposes.

The Company accounts for uncertain tax positions pursuant to ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. Accordingly, in the provision for income taxes, the Company recognizes interest accrued related to unrecognized tax benefits and penalties; however, management is currently unaware of any uncertain tax positions.

11.	STOCK INCENTIVE PLAN

The Company has three equity incentive plans. One was adopted in 2004 (2004 Plan) and provided for the granting of stock options and restricted stock awards and generally prescribed a contractual term of seven years. The 2004 Plan terminated in August 2010. However, grants made under the 2004 Plan are still governed by that plan. As of March 31, 2019, options to purchase 21,871 shares of common stock at a weighted average exercise price of $3.24 per share remained outstanding under the 2004 Plan.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated in May 2014 upon the Company’s initial public offering (Initial Public Offering). However, grants made under the 2010 Plan are still governed by that plan. As of March 31, 2019, options to purchase 413,130 shares of common stock at a weighted average exercise price of $1.58 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the registration statement for the Initial Public Offering. The 2013 Plan was amended in June 2016 and June 2018. The 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. On January 1 of each year the aggregate number of common shares that may be issued under the 2013 Plan shall automatically increase by such a number of shares equal to the lower of (a) 6% of the total number of shares of common stock outstanding on the last calendar day of the prior fiscal year, or (b) a number of shares of common stock determined by the Company’s board of directors. As of March 31, 2019, options to purchase 4,244,541 shares of common stock at a weighted average exercise price of $7.13 per share and 495,437 shares of common stock underlying restricted stock units (RSUs) remained outstanding under the 2013 Plan. As of March 31, 2019, there were 540,740 shares of common stock available for grant under the 2013 Plan.

In connection with the Helio acquisition, the Helio founders were issued 568,627 shares of Aldeyra common stock pursuant to the acquisition agreement.  Such shares were not issued from the 2014 Plan.  This common stock is subject to vesting conditions based on continuous service to Aldeyra over three years.  The Company will recognize the expense associated with the Helio founders’ restricted shares as compensation expense as the shares are released over the three-year period.  Note 3 contains additional details on the Helio acquisition.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the three equity incentive plans are as follows:

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$622,660	$351,812
General and administrative expenses	854,597	516,603
Total stock-based compensation expense	$1,477,257	$868,415

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2018	3,570,080	$6.18
Granted	1,109,462	8.05
Outstanding at March 31, 2019	4,679,542	$6.62	8.06	$11,374,148
Exercisable at March 31, 2019	2,027,783	$5.25	6.60	$7,661,548

(a)

The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2019 of $9.03 and the price of the underlying options.

As of March 31, 2019, unamortized stock-based compensation for all stock options was $12,877,255 and will be recognized over a weighted average period of 3.15 years.

Restricted Stock Units

The table below summarizes activity relating to RSUs for the three months ended March 31, 2019:

Number of Shares
Outstanding at December 31, 2018	212,297
Granted	283,140
Vested/released	—
Outstanding at March 31, 2019	495,437

The weighted-average fair value of RSUs granted was $8.05 per share for the three months ended March 31, 2019. As of March 31, 2019, the outstanding RSUs had unamortized stock-based compensation of $3.1 million with a weighted-average remaining recognition period of 3.48 years and an aggregate intrinsic value of $4.5 million.

Employee Stock Purchase Plan

At March 31, 2019, the Company had 631,216 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the 2016 ESPP as of March 31, 2019 and 2018 are as follows:

	Three Months ended March 31,
	2019	2018
Weighted-average grant-date fair value per share	$3.12	$2.63
Total shares issued	—	—
Total stock-based compensation expense	$36,527	$14,510

12.	STOCK PURCHASE WARRANTS

In connection with the Initial Public Offering, the Company issued the underwriters of the offering warrants to purchase up to 60,000 shares of common stock. The warrants are exercisable beginning on May 1, 2015 for cash or on a cashless basis at a per share price of $10.00. As of March 31, 2019, 40,300 warrants were outstanding and such warrants expired unexercised on May 1, 2019 pursuant to their terms.

13.	LEASES

The Company currently leases an office used to conduct business.  The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in our Right-Of-Use (“ROU”) assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

As of March 31, 2019, the Company recognized a Right-Of-Use (“ROU”) asset with a corresponding operating lease liability of $0.4 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842. The weighted average discount rate used for leases as of March 31, 2019 is 9.1%. The weighted average lease term as of March 31, 2019 is 1.75 years. The operating lease expense for the three months ended March 31, 2019 was $53,310.  Maturities and balance sheet presentation of our lease liabilities for all operating leases as of March 31, 2019 is as follows:

2019	$171,824
2020	237,671
Total Lease Payments	409,495
Less effect of discounting:	(31,575)
Present value of lease liabilities	$377,920
Current operating lease liabilities	$221,112
Operating lease liabilities, long-term	156,808
Total	$377,920

The Company’s gross future minimum payments under all non-cancelable operating leases as of December 31, 2018, are:

	Total	2019	2020	2020	2021
Operating lease obligations	$465,991	$228,320	$237,671	$—	$—

14.	LEGAL PROCEEDINGS

In the ordinary course of its business, the Company may be involved in various legal proceedings involving contractual and employment relationships, patent or other intellectual property rights, and a variety of other matters. The Company is not aware of any pending legal proceedings that would reasonably be expected to have a material impact on the Company’s financial position or results of operations

15.	COMMITMENTS AND CONTINGENCIES

Other than as set forth in Notes 3 and 8, there have been no material changes to the Company’s commitments and contingencies from the information provided in Note 12, Commitments and Contingencies, of the Notes to the Financial Statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 which was filed with the SEC on March 8, 2019.

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

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our unaudited financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 8, 2019 (Annual Report), which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in our Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that our results will lead to the consequences that we expect. Accordingly, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

Aldeyra Therapeutics, including its wholly-owned subsidiaries (we, us or the Company) is a biotechnology company devoted to developing and commercializing next-generation medicines to improve the lives of patients with immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease (DED), allergic conjunctivitis (AC), noninfectious anterior uveitis (NAU) and Sjögren-Larsson Syndrome (SLS). We have additional product candidates in development for proliferative vitreoretinopathy and other retinal diseases, post-transplant lymphoproliferative disease, autoimmune disease, metabolic disease and cancer.  We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

Our lead product candidate reproxalap is a RASP (reactive aldehyde species) inhibitor that has been shown to diminish ocular inflammation and has demonstrated statistically significant and clinically relevant improvements across an aggregate of five Phase 2 clinical trials in DED, AC, and NAU and one Phase 3 clinical trial in AC. In a sixth Phase 2 clinical trial, reproxalap demonstrated statistically significant and clinically relevant improvements in ichthyosis (a severe skin disorder) caused by SLS, a rare RASP-mediated disease with no approved therapy. There is a growing body of clinical evidence supporting the potential of RASP inhibition as a new and differentiated mechanism of action across a myriad of diseases with unmet medical need. We have discovered and are developing two additional RASP inhibitors, ADX-103 and ADX-629, for the treatment of retinal disease and autoimmune disease, respectively. Additionally, in February 2018, we announced a partnership with Janssen, a Johnson & Johnson company, to develop RASP inhibitors for systemic inflammatory diseases.

As we continue to execute on our strategy of expanding our product candidate pipeline, we intend to license or acquire new immune-modulating approaches with novel therapeutic potential. In January 2019, we acquired Helio Vision, Inc. (Helio) and thereby obtained rights to ADX-2191, an intravitreal DHFR inhibitor (methotrexate) for the prevention of proliferative vitreoretinopathy, a serious sight-threatening retinal disease with no approved treatment. In addition, in December 2016, we in-licensed the clinical-stage product candidate ADX-1612 (investigated in oncology under the name ganetespib) and ADX-1615 (an oral pro-drug of ADX-1612), both of which are epichaperome inhibitors and represent  a mechanistically differentiated approach for the potential treatment of a number of inflammatory diseases.

In the future, we may enter into additional partnerships that facilitate the development and commercialization of our product candidates. All of our development timelines may be subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, funding, and other factors that could delay the initiation, completion, or reporting of clinical trials.

We have no products approved for sale. We will not receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products or until we potentially enter into agreements with third parties for the development and commercialization of product candidates. If our development efforts for any of our product candidates result in regulatory approval or we enter into collaboration agreements with third parties, we may generate revenue from product sales or from such third parties. We have primarily funded our operations through the sale of our convertible preferred stock, common stock, convertible promissory notes, warrants and borrowings under our debt facilities.

In December 2018, we entered into an Open Market Sale Agreement SM (Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares.  We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Jefferies Sales Agreement.  From January 1, 2019 through March 31, 2019, we sold, at a volume-weighted average price of $10.73, an aggregate of 83,557 shares of common stock and received $0.8 million after deducting commissions related to the Jefferies Sales Agreement.

On January 28, 2019 (the closing date), we acquired Helio Vision, Inc. (Helio), a Delaware corporation.  As a result of the acquisition, we initially issued an aggregate of 1,150,990 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 582,363 shares.  The Helio founders’ shares are subject to vesting based on continued service to us over three years from the closing date.  We will recognize the expense associated with the founders’ restricted shares as compensation expense as the shares vest over the three-year period.  We, subject to the conditions of the acquisition agreement, will be obligated to make additional payments to the former securityholders of Helio as follows: (a) $2.5 million of common stock on the date that is 24 months following the closing date (assuming certain technical milestones are met); (b) $10.0 million of common stock following approval by the U.S. Food and Drug Administration (FDA) of a new drug application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the closing date; and (c) $2.5 million of common stock following FDA approval of a new drug application for an indication (other than proliferative vitreoretinopathy) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of common stock. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

In March 2019, we entered into the Hercules Credit Facility, which provides for a term loan of up to $60 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions.  The credit facility is described in Note 8 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  The Company is under no obligation to draw down any capital from the facility.

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

We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future non-clinical, preclinical and clinical development programs. Our research and development expenditures are subject to numerous uncertainties in terms of both their timing and total cost to completion. We expect to continue to develop stable formulations of our product candidates, test such formulations in preclinical studies for toxicology, safety and efficacy and to conduct clinical trials for each product candidate. We anticipate funding clinical trials for our product candidates ourselves, but we may engage collaboration partners at certain stages of clinical development. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, the length of time generally varying with the type, complexity, novelty and intended use of a product candidate. The costs of clinical trials may vary significantly over the life of a project owing to but not limited to the following:

•	per patient trial costs;
•	the number of sites included in clinical trials;
•	the countries in which clinical trials are conducted;
•	the length of time required to enroll eligible patients;

•	the design of clinical trials;
•	the cost of drug manufacturing;
•	the number of patients that participate in clinical trials;
•	the number of doses that patients receive;
•	the cost of vehicle or active comparative agents used in clinical trials;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up;
•	the phase of development of our product candidates; and
•	the efficacy and safety profile of our product candidates.

Included in Research and Development are expenses associated with asset acquisitions.  Assets purchased in an asset acquisition transaction are expensed as in-process research and development unless the assets acquired are deemed to have an alternative future use. Acquired in-process research and development payments are immediately expensed and include upfront payments, as well as transaction fees and subsequent milestone payments. Development costs incurred after the asset acquisition are expensed as incurred.

We do not expect reproxalap and our other product candidates to be commercially available, if at all, for the next several years.

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses, benefits, and stock-based compensation for our full-time employees during the three months ended March 31, 2019 and 2018. Other general and administrative expenses include professional fees for auditing, tax, and legal services including patent related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Total other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the three months ended March 31, 2019, comprehensive loss is equal to our net loss of $15.6 million and an unrealized gain on marketable securities of $16,000. For the three months ended March 31, 2018, comprehensive loss is equal to our net loss of $8.4 million and an unrealized gain on marketable securities of $1,000.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.  While our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financials in our Annual Report on Form 10-K for the year ended December 31, 2018, not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are critical accounting policies.

Other than the policy below, there have been no additional significant changes in our critical accounting policies including estimates, assumptions, and judgments as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 8, 2019.

In-process research and development

Assets purchased in an asset acquisition transaction are expensed as in-process research and development unless the assets acquired are deemed to have an alternative future use, provided that the acquired assets did not also include processes or activities that would constitute a “business” as defined under GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Acquired in-process research and development payments are immediately expensed in the period in which they are incurred and include upfront payments, as well as transaction fees and subsequent pre-clinical milestone payments. Research and development costs incurred after the acquisition are expensed as incurred.

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

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Research and development expenses. Research and development expenses were $7.8 million for the three months ended March 31, 2019, compared to $6.6 million for the three months ended March 31, 2018. The increase of $1.2 million is primarily related to the increases in our external research and development expenditures, including clinical, manufacturing and pre-clinical activities.

General and administrative expenses. General and administrative expenses were $3.0 million for the three months ended March 31, 2019, compared to $1.9 million for the three months ended March 31, 2018. The increase of $1.1 million is primarily related to an increase in personnel costs, including stock-based compensation, and legal costs.

Acquired in-process research and development expenses.  Acquired in-process research and development expenses were $6.6 million for the three months ended March 31, 2019. We did not have acquired in-process research and development expense for the three months ended March 31, 2018. The increase of $6.6 million is related to the in-process research and development expenses associated with the January 28, 2019 acquisition of Helio.  We determined that the assets acquired from Helio did not constitute a business since substantially all of the assets acquired were related to ADX-2191 and that the transaction would be accounted for as an asset acquisition. As the asset and development program acquired from Helio are at an early stage of development and determining the future economic benefit of the acquired assets at the date of acquisition is highly uncertain, the fair value of the assets was fully expensed as in-process research and development. During the three months ended March 31, 2019, we recorded $6.6 million of acquired in-process research and development expense related to the fair value of consideration given which includes transaction costs.

Other income (expense). Total other income (expense), net was $497,178 and $94,346 for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our credit facility.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities. Since inception, we have incurred operating losses and negative cash flows from operating activities, and have devoted substantially all of our efforts towards research and development. At March 31, 2019, we had total stockholders’ equity of approximately $78.5 million, and cash, cash equivalents, and marketable securities of $82.1 million. During the three months ended March 31, 2019, we had a net loss of approximately $15.6 million. We expect to generate operating losses for the foreseeable future.

In October 2018, we closed an underwritten public offering in which we sold an aggregate of 5,250,000 shares of common stock. The net proceeds of the offering were $67.6 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us.

In December 2018, we entered into an Open Market Sale Agreement SM (Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares.  We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitations and offers under the Jefferies Sales Agreement.  From January 1, 2019 through March 31, 2019, we sold, at a volume-weighted average price of $10.73, an aggregate of 83,557 shares of common stock and received $0.8 million after deducting commissions related to the Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility, pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan Agreement provides for an initial term loan advance of up to $5.0 million at our option, commencing on March 25, 2019 through and including April 15, 2019; three additional term loan advances of up to $15.0 million, at our option, each available to us upon the occurrence of certain funding conditions prior to September 30, 2019, March 31, 2020 and March 31, 2021, respectively; and a final additional term loan advance of up to $10.0 million, at our option, subject to approval by Lender’s investment committee. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of March 31, 2019, no amount was outstanding under the Hercules Credit Facility.

Based on our current operating plan, and not including access to capital under our credit facility or the Jefferies Sales Agreement, we believe that our cash, cash equivalents and marketable securities as of March 31, 2019, will be adequate to fund our currently anticipated operating expenses through the end of 2020, including the currently planned Phase 3 clinical trials in noninfectious anterior uveitis (the SOLACE trial), SLS (Part 1 of the RESET trial) and dry eye disease (the RENEW trial).  We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities; commercialize our product candidates; or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months ended March 31,
	2019	2018
Net cash used in operating activities	$(12,631,978)	$(7,954,593)
Net cash provided by investing activities	9,164,454	4,801,481
Net cash provided by financing activities	407,607	4,093,316
Net increase (decrease) in cash and cash equivalents	$(3,059,917)	$940,204

Operating Activities. Net cash used in operating activities was $12.6 million for the three months ended March 31, 2019, compared to net cash used in operating activities of $8.0 million for the same period in 2018. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the three months ended March 31, 2019 as compared to 2018 was due to an increase in research and development expenses, including clinical, manufacturing, and preclinical activities.

Investing Activities. Net cash provided by investing activities was $9.2 million for the three months ended March 31, 2019, and $4.8 million provided by investing activities for the three months ended March 31, 2018. The primary use of cash for investing activities was for the purchase of marketable securities, and for the cost of leasehold improvements, furniture, fixtures, and computers and related equipment for the three months ended March 31, 2019. The primary source of cash for investing activities for the three months ended March 31, 2019 and March 31, 2018 was from the sale of marketable securities.

Financing Activities. Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2019, compared to $4.1 million for the three months ended March 31, 2018.  The net cash provided by financing activities for the three months ended March 31, 2019 was primarily related to our Sales Agreement with Jefferies, under which we sold an aggregate of 83,557 shares of our common stock, resulting in $0.8 million in proceeds after deducting commissions. The net cash provided by financing activities for the three months ended March 31, 2018 was related to our prior Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

Off-Balance Sheet Arrangements

Through March 31, 2019, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

Other than as set forth below, there have been no material changes since December 31, 2018 to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than payments made or received in the ordinary course of business.

In March 2019, we entered into the Hercules Credit Facility, pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to the Company. The Loan Agreement provides for an initial term loan advance of up to $5.0 million at the Company’s option, through and including April 15, 2019; three additional term loan advances of up to $15.0 million, at the Company’s option, each available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019, March 31, 2020 and March 31, 2021, respectively; and a final additional term loan advance of up to $10.0 million, at the Company’s option, subject to approval by Lender’s investment committee. The term loan bears interest at an annual rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of March 31, 2019, no amount was outstanding under the Hercules Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our exposure to market risk is currently confined to our cash, our cash equivalents, and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. We have not utilized the Hercules Credit Facility as of the date of this filing.

Effects of inflation

Inflation has not had a material impact on our results of operations.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on our management’s evaluation (with the participation of our Chief Executive Officer and President and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business is subject to numerous risks. You should carefully consider the risks described below together with the other information set forth in this quarterly report on Form 10-Q, which could materially affect our business, financial condition, and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, prospects, financial condition, and operating results.

Risks Related to our Business and the Development and Commercialization of our Product Candidates

We have incurred significant operating losses since inception and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the three months ended March 31, 2019 and 2018 was approximately $15.6 million and $8.4 million, respectively. As of March 31, 2019, we had total stockholders’ equity of $78.5 million and an accumulated deficit of $154.2 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Our product candidates, including reproxalap, will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product candidate. We have only one product candidate that has been the focus of significant clinical development: reproxalap, a novel small molecule chemical entity that is believed to trap and allow for the degradation of RASP, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are in part dependent on successful continued development and ultimate regulatory approval of reproxalap for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of reproxalap. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of reproxalap and our other product candidates. The future regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

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

•	we may be adversely affected by legislative or regulatory reform of the health care system in the United States or other jurisdictions in which we may do business; and
•	we may not be able to obtain, maintain, or enforce our patents and other intellectual property rights.

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

Our clinical focus is on the development of new products for inflammation and an inborn error of metabolism. Our Phase 3 vehicle-controlled clinical program in noninfectious anterior uveitis and our Phase 3 clinical program in SLS represent the first such clinical trials performed. We are performing adaptive trials in SLS (RESET), dry eye disease (RENEW), and proliferative vitreoretinopathy, and may do so with other indications in the future.  In an adaptive trial, the initial parts of the trial are not designed to be pivotal or definitive.  Rather, the initial parts of adaptive trials are expected to provide data to guide subsequent parts of the trial, which could require design changes, including but not limited to, different end points. Further, we have proposed to the FDA a novel assessment methodology for our Phase 3 clinical program in allergic conjunctivitis, which may require changes to the design of subsequent Phase 3 clinical trials. As we prepare for a subsequent Phase 3 clinical trial in allergic conjunctivitis, we have initiated two clinical methods development studies to assess the feasibility of measuring ocular itching following environmental exposure to allergen. If neither clinical methods study yields favorable results, subsequent Phase 3 testing may not be feasible or cost-effective, and it may be difficult or impossible for us to complete clinical testing of reproxalap for the treatment of allergic conjunctivitis. As such, the likelihood of success in our late-stage clinical programs cannot necessarily be predicted.

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

To preserve trial integrity, clinical data from the initial parts of adaptive clinical trials may not be disclosed.

Adaptive clinical trials are often performed such that the initial parts of the trial are used to determine sample size and endpoints for subsequent, possibly pivotal parts of the trial. Results from the initial parts of adaptive trials are therefore not designed to be pivotal or definitive, and, in some cases, detailed trial data may not be disclosed so as not to positively or negatively bias investigators or patients involved in subsequent parts of the trial.

We are performing adaptive trials in SLS (RESET), dry eye disease (RENEW), and proliferative vitreoretinopathy. For the reasons stated above, detailed results from RESET Part 1 and RENEW Part 1, and from the initial part of our adaptive trial in proliferative vitreoretinopathy, may not be disclosed until the completion of subsequent parts of the trials, or until the entire adaptive trial has completed. Further, the initial parts of adaptive trials may be performed in part to assess biomarkers or surrogate markers that may require substantial time to generate, analyze, and interpret. Thus, disclosure of clinical results from the initial parts of adaptive trials may also be delayed due to the time required for biomarker or surrogate marker assessment.

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

The FDA designates orphan drug designation status to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Drugs that receive an orphan drug designation do not require prescription drug user fees at the time of marketing application, may qualify the drug development sponsor for certain tax credits, and can be marketed without generic competition for seven years. In April 2017, we announced that the FDA granted reproxalap orphan drug designation for the treatment of congenital ichthyosis, a severe skin disease characteristic of SLS. In April 2018, ADX-2191 received orphan drug designation from the FDA for the prevention of proliferative vitreoretinopathy.  In addition, it may be difficult or not possible to obtain from the FDA orphan drug designation or a designation that facilitates and expedites development and review of certain new drugs, including breakthrough therapy designation, fast track designation or any other expedited status that we may apply for in the future, for reproxalap or our other product candidates. We cannot guarantee that we will be able to receive breakthrough therapy or fast-track designation from the FDA for reproxalap or our other product candidates. If we are unable to secure, breakthrough therapy designation or fast-track designation for reproxalap or our other product candidates, our regulatory and commercial prospects may be negatively impacted.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of reproxalap and our other product candidates.

As of March 31, 2019, we had only 21 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies as well as with new treatments that may be introduced by our competitors. With the exception of SLS and proliferative vitreoretinopathy, there are a variety of drug candidates in development for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of five individuals and certain other employees: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer; Joshua Reed, M.B.A., our Chief Financial Officer; David J. Clark, M.D., our Chief Medical Officer; David B. McMullin, M.B.A., our Chief Commercial Officer, and Stephen G. Machatha, Ph.D., our Senior Vice President, Technical Operations. Our current management team has only been working together for a relatively short period of time. Our future performance will depend significantly on our ability to successfully integrate our management team, and on those officers’ ability to develop and maintain an effective working relationship. Our failure to integrate these recently hired executive officers with other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, and drug development consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

Because, as of March 31, 2019, we only had 21full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

In addition, a federal court in Texas ruled in December 2018 that the PPACA is unconstitutional. That decision currently is being appealed and may result in an opinion by appellate courts, including potentially the Supreme Court of the United States, on the constitutionality of the PPACA as revised. We cannot predict the ultimate content, timing, or effect of any such reform activities, litigation, or court decisions on our operations. Additionally, the pricing and reimbursement of pharmaceutical products continues to receive significant attention from U.S. policymakers, the Trump Administration, and others. For example, on January 31, 2019, the Department of Health and Human Services issued a proposed rule that removes from existing anti-kickback statute safe harbor protection certain reductions in price paid by pharmaceutical manufacturers to Medicare Part D plan sponsors, Medicaid MCOs, and those entities’ pharmacy benefit managers (PBMs) and adds two new safe harbors that protect certain point-of-sale price reductions by pharmaceutical manufacturers as well as certain service fee payments from pharmaceutical manufacturer to PBMs. At this time, we cannot predict the impact of this increased scrutiny would have on our business.

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

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Currently, the FDA is managed by an Acting Commissioner, pending the appointment of a new Commissioner. The confirmation process for a new commissioner may not occur efficiently. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions, and could greatly impact healthcare and the pharmaceutical industry.

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

From time to time, we have entered into, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. For example, we recently acquired Helio Vision, Inc. and obtained the rights to ADX-2191, an intravitreal DHFR inhibitor (methotrexate) for the prevention of proliferative vitreoretinopathy. These initiatives may include acquiring businesses, technologies, or products, or entering into a business combination with another company. Any acquisitions we undertake or have recently completed will likely be accompanied by business risks which may include, among other things:

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

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Hercules Capital, Inc. (Hercules). In the case of a continuing event of default under the loan, Hercules, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. In the event we do not or are not able to repay the obligations at the time a default occurred, Hercules may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Hercules under the loan.

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

The terms of our secured debt facility require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In March 2019, we entered into a credit facility with Hercules Capital that is secured by a lien covering all of our assets, other than our intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Hercules Credit Facility or any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

As of March 31, 2019, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 33% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We have never declared or paid any cash dividend on our common stock, and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the Hercules Credit Facility currently prohibits, and any future debt financing arrangements, may contain terms prohibiting or limiting the amount of, dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in the value of our common stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased shares.

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

10.38

Agreement and Plan of Merger, dated as of January  24, 2019, by and among Aldeyra Therapeutics, Inc., Helio Vision, Inc., Halo Merger Sub, Inc., Halo Merger Sub, LLC and Josef von Rickenbach, as the Securityholder Representative. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (as filed on January 29, 2019, and incorporated herein by reference)).

10.39

Loan and Security Agreement, dated as of March 25, 2019, by and among the Registrant, certain subsidiaries of the Registrant from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (as filed on March 25, 2019, and incorporated herein by reference)).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018; (iii) Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (iv) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

May 10, 2019	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

May 10, 2019	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)