Form 10-Q
period 2019-06-30
Aldeyra Therapeutics, Inc.
filed 2019-08-09
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to 12(b) of the Act:

Title of Class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	ALDX	The Nasdaq Stock Market LLC

As of August 9, 2019, there were 27,578,247 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2019

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2019	December 31,
	(unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,399,564	$3,357,472
Cash equivalent - Reverse Repurchase Agreements	32,000,000	44,000,000
Marketable securities	30,057,408	46,242,220
Prepaid expenses and other current assets	3,398,930	1,169,594
Total current assets	72,855,902	94,769,286
Deferred offering costs	—	86,644
Debt issuance costs	492,448	—
Right-of-use assets	294,173	—
Fixed assets, net	196,491	235,225
Total assets	$73,839,014	$95,091,155

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,773,987	$3,051,678
Accrued expenses	3,403,789	5,421,498
Current portion of operating lease liabilities	211,744	—
Total current liabilities	6,389,520	8,473,176
Operating lease liabilities, long-term	116,124	—
Total liabilities	6,505,644	8,473,176
Commitments and contingencies (Notes 14 and 15)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 26,986,936 and 26,244,435 shares issued and outstanding, respectively	26,987	26,244
Additional paid-in capital	234,779,291	225,136,127
Accumulated other comprehensive income (loss)	13,453	(9,224)
Accumulated deficit	(167,486,361)	(138,535,168)
Total stockholders’ equity	67,333,370	86,617,979
Total liabilities and stockholders’ equity	$73,839,014	$95,091,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$10,664,858	$6,792,974	$18,513,448	$13,393,080
Acquired in-process research and development	(49,848)	—	6,547,703	—
General and administrative	3,116,414	2,373,059	6,101,452	4,264,360
Loss from operations	(13,731,424)	(9,166,033)	(31,162,603)	(17,657,440)
Other income (expense):
Interest income	432,908	141,956	932,049	264,346
Interest expense	(28,649)	(26,358)	(30,612)	(54,402)
Total other income (expense), net	404,259	115,598	901,437	209,944
Loss before income taxes	(13,327,165)	(9,050,435)	(30,261,166)	(17,447,496)
Income tax benefit	—	—	1,309,973	—
Net loss	$(13,327,165)	$(9,050,435)	$(28,951,193)	$(17,447,496)
Net loss per share - basic and diluted	$(0.49)	$(0.46)	$(1.08)	$(0.88)
Weighted average common shares outstanding - basic and diluted	26,985,454	19,761,352	26,836,292	19,761,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(13,327,165)	$(9,050,435)	$(28,951,193)	$(17,447,496)
Other comprehensive income:
Unrealized gain on marketable securities	6,641	13,826	22,677	15,272
Total other comprehensive income	$6,641	$13,826	$22,677	$15,272
Comprehensive loss	$(13,320,524)	$(9,036,609)	$(28,928,516)	$(17,432,224)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2018	26,244,435	$26,244	$225,136,127	$(9,224)	$(138,535,168)	$86,617,979
Stock-based compensation	—	—	3,981,052	—	—	3,981,052
Issuance of common stock in connection with Helio Vision, Inc. acquisition	582,363	582	4,862,149	—	—	4,862,731
Issuance of common stock, net of issuance costs	83,557	84	720,879	—	—	720,963
Issuance of common stock, employee stock purchase plan	11,569	12	79,149			79,161
Issuance of common stock for vested restricted stock units	65,012	65	(65)			—
Other comprehensive income	—	—	—	22,677	—	22,677
Net loss	—	—	—	—	(28,951,193)	(28,951,193)
Balance, June 30, 2019	26,986,936	$26,987	$234,779,291	$13,453	$(167,486,361)	$67,333,370

Balance, December 31, 2017	19,137,639	19,138	139,241,635	(17,831)	(99,641,923)	39,601,019
Stock-based compensation	—	—	1,853,199	—	—	1,853,199
Issuance of common stock, net of issuance costs	1,663,584	1,663	12,956,940	—	—	12,958,603
Issuance of common stock for vested restricted stock units	40,975	41	(41)			—
Other comprehensive income	—	—	—	15,272	—	15,272
Net loss	—	—	—	—	(17,447,496)	(17,447,496)
Balance, June 30, 2018	20,842,198	$20,842	$154,051,733	$(2,559)	$(117,089,419)	$36,980,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2019	26,910,355	$26,910	$232,605,244	$6,812	$(154,159,196)	$78,479,770
Stock-based compensation	—	—	2,094,963	—	—	2,094,963
Issuance of common stock, employee stock purchase plan	11,569	12	79,149			79,161
Issuance of common stock for vested restricted stock units	65,012	65	(65)			—
Other comprehensive income	—	—	—	6,641	—	6,641
Net loss	—	—	—	—	(13,327,165)	(13,327,165)
Balance, June 30, 2019	26,986,936	$26,987	$234,779,291	$13,453	$(167,486,361)	$67,333,370

Balance, March 31, 2018	19,664,921	$19,665	$144,036,909	$(16,385)	$(108,038,986)	$36,001,203
Stock-based compensation	—	—	984,784	—	—	984,784
Issuance of common stock, net of issuance costs	1,136,302	1,136	9,030,081	—	—	9,031,217
Issuance of common stock for vested restricted stock units	40,975	41	(41)			—
Other comprehensive income	—	—	—	13,826	—	13,826
Net loss	—	—	—	—	(9,050,433)	(9,050,433)
Balance, June 30, 2018	20,842,198	$20,842	$154,051,733	$(2,559)	$(117,089,419)	$36,980,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,951,193)	$(17,447,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	6,547,703	—
Deferred taxes	(1,309,973)	—
Stock-based compensation	3,981,052	1,853,199
Amortization of debt discount – non-cash interest expense	30,738	7,738
Net amortization of premium on debt securities available for sale	(341,758)	7,163
Depreciation	48,263	29,282
Change in assets and liabilities:
Prepaid expenses and other current assets	(2,138,104)	(373,938)
Accounts payable	(956,174)	(198,838)
Accrued expenses	(2,353,411)	1,922,606
Net cash used in operating activities	$(25,442,857)	(14,200,284)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(9,529)	(200,763)
Cash acquired in Helio asset acquisition	562,362	—
Purchases of marketable securities	(21,466,353)	(12,091,149)
Sales of marketable securities	38,000,000	17,950,000
Net cash provided by investing activities	17,086,480	5,658,088
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	720,964	13,124,533
Proceeds from employee stock purchase plan	79,161	—
Debt issuance costs paid in cash	(401,656)	—
Net cash provided by financing activities	398,469	13,124,533
NET (DECREASE)/INCREASE IN CASH	(7,957,908)	4,582,337
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,357,472	20,023,337
CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,399,564	$24,605,674
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Helio acquisition:
Assets acquired	$75,632	$—
Liabilities acquired	$637,994	$—
Fair value of securities issued	$4,862,731	$—
Debt issuance costs not yet paid	$121,530	$—
Right-of-use assets acquired through operating leases	$386,060	$—
Cash paid during the period for interest	$—	$46,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc., together with its wholly-owned subsidiaries (the Company or Aldeyra), a Delaware corporation, is developing next-generation medicines to improve the lives of patients with immune-mediated diseases.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 8, 2019. The financial information as of June 30, 2019, and the three and six months ended June 30, 2019 and 2018 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2018 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, and not including access to capital under the Company’s credit facility or the Open Market Sales Agreement SM (Jefferies Sales Agreement), the Company believes that its cash, cash equivalents, and marketable securities as of June 30, 2019, will be adequate to fund currently anticipated operating expenses through the end of 2020, including the currently planned Phase 3 clinical trial in dry eye disease (the RENEW trial) and the initial part of the currently planned adaptive Phase 3 clinical trial in proliferative vitreoretinopathy (the GUARD trial).  The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all planned research and development activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.

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

On January 28, 2019 (the closing date), the Company acquired Helio Vision, Inc. (Helio).  As a result of the acquisition, the Company initially issued an aggregate of 1,150,990 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 582,363 shares.  The Helio founders’ shares are subject to vesting based on continued service to the Company over three years from the closing date.  The Company will recognize the expense associated with the founders’ restricted shares as compensation expense on a straight-line basis as the shares vest over the three-year period.  For the three and six months ended June 30, 2019, the Company recorded $0.6 million and $1.0 million, respectively, of research and development expense for the founders’ restricted shares.  The Company, subject to the conditions of the acquisition agreement, will be obligated to make additional payments to the former securityholders of Helio as follows: (a) $2.5 million of common stock on the date that is 24 months following the closing date (assuming certain technical milestones are met); (b) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the closing date; and (c) $2.5 million of common stock following FDA approval of a new drug application for an indication (other than proliferative vitreoretinopathy) prior to the 12th anniversary of the closing date (the shares of common stock issuable pursuant to the preceding clauses (a) – (c) are referred to herein as the Milestone Shares), provided that in no event shall the Company be obligated to issue more than an aggregate of 5,248,885 shares of common stock. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC (Accounting Standards Council) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company then determined that the Milestone Shares meet the scope exception from derivative under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), from inception of the Milestone Shares through June 30, 2019.  Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if and when the milestones are achieved, and the consideration becomes probable. At that time, the Company will record the cost of the Milestone Shares issued to the founders as compensation expense and to the Helio non-founders as in-process research and development expense if there is no alternative future use. No milestones related to the Milestone Shares are probable of being achieved as of June 30, 2019.

The Company assessed the acquisition of Helio under the FASB ASC Topic 805, Business Combinations (ASC 805). Under ASC 805, the Company determined that the acquired assets did not constitute a business since substantially all of the assets acquired were related to ADX-2191 and that the transaction would be accounted for as an asset acquisition. The asset and development program acquired from Helio are at an early stage of development and will require a significant investment of time and capital for development. There is no assurance that the Company will be successful in developing such asset, and a failure to successfully develop such asset could diminish the Company’s prospects. Under ASC 805, the asset acquired is considered to have no alternative future uses, since the future economic benefit of the acquired asset at the date of acquisition is highly uncertain. The fair value of the assets was determined using the quoted market price of the Company’s common stock on the closing date and was fully expensed as in-process research and development.  Additionally, the Company assessed the Helio acquisition under ASC Topic 740, Income Taxes (ASC 740). The acquisition resulted in an income tax benefit of $1.3 million and a corresponding increase to acquired in-process research and development expense. The expense resulted from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference during the quarter ended March 31, 2019. During the quarter ended March 31, 2019, the Company recorded $6.6 million in in-process research and development expense related to the fair value of consideration given which includes transaction costs and the deferred tax impact of the Helio acquisition.

4.	NET LOSS PER SHARE

As of June 30, 2019 and 2018, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three and Six Months Ended June 30,
	2019	2018
Options to purchase common stock	4,817,497	3,402,163
Warrants to purchase common stock	—	60,000
Restricted stock units	430,425	212,297
Unvested restricted shares	568,627	—
Total of common stock equivalents	5,816,549	3,674,460

5.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash, cash equivalents, and marketable securities were comprised of:

	June 30, 2019
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash Equivalents	Current Marketable Securities
Cash	$1,963,104	$—	$—	$1,963,104	$1,963,104	$—
Money market funds	3,438,880	—	—	3,438,880	3,438,880	—
Reverse repurchase agreements	32,000,000	—	—	32,000,000	32,000,000	—
U.S. government agency securities	32,041,535	13,453		32,054,988	1,997,580	30,057,408
Available for Sale(1)	64,041,535	13,453	—	64,054,988	33,997,580	30,057,408
Total cash, cash equivalents, and current marketable securities					$39,399,564	$30,057,408

	December 31, 2018
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$2,127,175	$—	$—	$2,127,175	$2,127,175	$—
Money market funds	1,230,297	—	—	1,230,297	1,230,297	—
Reverse repurchase agreements	44,000,000	—	—	44,000,000	44,000,000	—
U.S. government agency securities	46,251,444	—	(9,224)	46,242,220	—	46,242,220
Available for Sale(1)	90,251,444	—	(9,224)	90,242,220	44,000,000	46,242,220
Total Cash, cash equivalents and current marketable securities					$47,357,472	$46,242,220

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities were less than one year at June 30, 2019.

6.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at June 30, 2019 or December 31, 2018.

Money market funds included in cash and cash equivalents in the consolidated balance sheets, are recorded at fair value and considered as Level 1 inputs under the fair value hierarchy.

Reverse repurchase agreements and U.S. government agency securities are recorded at fair market values and considered as Level 2 inputs under the fair value hierarchy.

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

7.	ACCRUED EXPENSES

Accrued expenses were comprised of:

	June 30,	December 31,
	2019	2018
Accrued compensation	$1,012,314	$1,172,880
Accrued research and development	1,604,180	3,882,313
Accrued general & administrative	787,295	366,305
Accrued expenses	$3,403,789	$5,421,498

8.	CREDIT FACILITY

In March 2019, the Company entered into a Loan and Security Agreement with Hercules Capital, Inc. (Hercules) and the several banks and other financial institutions or entities from time to time parties thereto (collectively, referred to as Lender), providing for a term loan of up to $60.0 million that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property (the “Loan and Security Agreement” or the Hercules Credit Facility). The Loan and Security Agreement provides for an initial term loan advance of up to $5.0 million at the Company’s option, commencing on March 25, 2019 through and including April 15, 2019; three additional term loan advances of up to $15.0 million, at the Company’s option, each available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019, March 31, 2020 and March 31, 2021, respectively; and a final additional term loan advance of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee.  As of June 30, 2019, no amount was outstanding under the Hercules Credit Facility.  The Company elected not to draw down capital under the initial term loan advance, which ceased to be available on April 15, 2019.  The $15.0 million term loan advance that became available upon the satisfaction of the AC (“ALLEVIATE”) Milestone (as defined in the Loan and Security Agreement) is expected to be available until September 30, 2019.

The term loan bears interest at an annual rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. The Loan and Security Agreement provides for interest-only payments for twenty-four months, with an option to extend the interest-only period to thirty-six months based upon the achievement of certain milestones and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting upon expiration of the interest only period and continuing through October 1, 2023 (the Maturity Date). In addition, the Company incurred a commitment charge of $25,000, transaction costs of $123,186, and a fee of $375,000 upon closing and is required to pay a fee of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity. The fees and transaction costs are captured as an asset on the balance sheet and are amortized to interest expense through the Maturity Date.  At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement, including a prepayment charge equal to the following percentage of the principal amount being prepaid: 3% if the term loan is prepaid during the first 24 months following the initial closing and 1.5% if the term loan is prepaid any time thereafter but prior to 36 months.

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

In December 2018, the Company entered into the Jefferies Sales Agreement with Jefferies LLC (Jefferies), as sales agent, pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of the Company’s common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for the Company’s common stock, with the Company setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made.  The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of shares. The Company has no obligation to sell any shares under the Jefferies Sales Agreement, and may at any time suspend solicitations and offers under the Jefferies Sales Agreement. From January 1, 2019 through June 30, 2019, the Company sold, at a volume-weighted average price of $10.73, an aggregate of 83,557 shares of common stock and received $0.7 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs.

10.	INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred losses since inception for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In assessing the realizability of net deferred taxes in accordance with ASC 740, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the weight of available evidence, primarily the incurrence of net losses since inception, anticipated net losses in the near future, reversals of existing temporary differences and expiration of various federal and state attributes, the Company does not consider it more likely than not that some or all of the net deferred taxes will be realized. Accordingly, a 100% valuation allowance has been applied against net deferred taxes.

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

The Company’s equity incentive plans are described below.  The plans provided for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company and generally prescribed a contractual term of ten years.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated in May 2014 upon the Company’s initial public offering (Initial Public Offering). However, grants made under the 2010 Plan are still governed by that plan. As of June 30, 2019, options to purchase 413,130 shares of common stock at a weighted average exercise price of $1.58 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the registration statement for the Initial Public Offering. The 2013 Plan was amended in June 2016 and June 2018. On January 1 of each year the aggregate number of common shares that may be issued under the 2013 Plan shall automatically increase by such a number of shares equal to the lower of (a) 6% of the total number of shares of common stock outstanding on the last calendar day of the prior fiscal year, or (b) a number of shares of common stock determined by the Company’s board of directors. As of June 30, 2019, options to purchase 4,404,367 shares of common stock at a weighted average exercise price of $7.13 per share and 430,425 shares of common stock underlying restricted stock units (RSUs) remained outstanding under the 2013 Plan. As of June 30, 2019, there were 380,644 shares of common stock available for grant under the 2013 Plan.

In connection with the Helio acquisition, the Helio founders were issued 568,627 shares of Aldeyra common stock pursuant to the acquisition agreement.  Such shares were not issued from the 2013 Plan.  This common stock is subject to vesting conditions based on continuous service to Aldeyra over three years.  The Company will recognize the expense associated with the Helio founders’ restricted shares as compensation expense on a straight-line basis as the shares vest over the three-year period.  Note 3 contains additional details on the Helio acquisition.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses	$649,530	$386,590	$1,272,190	$738,402
General and administrative expenses	845,359	598,194	1,699,957	1,114,797
Total stock-based compensation expense	$1,494,889	$984,784	$2,972,147	$1,853,199

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2018	3,383,047	$6.17
Granted	1,289,819	7.92
Forfeitures	(20,531)	7.11
Outstanding at June 30, 2019	4,652,335	$6.65	7.75	$3,087,867
Exercisable at June 30, 2019	2,384,324	$5.66	6.56	$2,813,930

(a)

The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2019 of $6.00 and the price of the underlying options.

(b)

The table above does not include 165,162 of unvested stock options awarded to a former employee which were modified to vest only upon a Change in Control event as defined, under the Company’s equity incentive plans.  As of June 30, 2019, the Company has not recognized any expense related to these options as the event was not considered probable.  These options will expire in the third quarter of 2019 unless a Change in Control event occurs.

As of June 30, 2019, unamortized stock-based compensation for all stock options was $11,381,334 and will be recognized over a weighted average period of 2.87 years.

Restricted Stock Units

The table below summarizes activity relating to RSUs for the six months ended June 30, 2019:

Number of Shares
Outstanding at December 31, 2018	212,297
Granted	283,140
Vested/released	(65,012)
Outstanding at June 30, 2019	430,425

The weighted-average fair value of RSUs granted was $8.05 per share for the six months ended June 30, 2019. As of June 30, 2019, the outstanding RSUs had unamortized stock-based compensation of $2.9 million with a weighted-average remaining recognition period of 3.25 years and an aggregate intrinsic value of $2.6 million.

Employee Stock Purchase Plan

At June 30, 2019, the Company had 631,216 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Six Months ended June 30,
	2019	2018
Weighted-average grant-date fair value per share	$2.98	$2.63
Total stock-based compensation expense	$61,225	$37,877

12.	STOCK PURCHASE WARRANTS

In connection with the Initial Public Offering, the Company issued the underwriters of the offering warrants to purchase up to 60,000 shares of common stock. The warrants were exercisable beginning on May 1, 2015 for cash or on a cashless basis at a per share price of $10.00. The unexercised warrants, representing warrants to purchase up to 40,300 shares of common stock expired on May 1, 2019 pursuant to their terms and as of June 30, 2019, none of these warrants were outstanding.

13.	LEASES

The Company currently leases an office used to conduct business.  The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in our Right-Of-Use (ROU) assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

As of June 30, 2019, the Company recognized a ROU asset with a corresponding operating lease liability of $0.3 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842, Leases. The weighted average discount rate used for leases as of June 30, 2019 is 9.1%. The weighted average lease term as of June 30, 2019 is 1.5 years. The operating lease expense for the three and six months ended June 30, 2019 was $53,310 and $106,175, respectively.  Maturities and balance sheet presentation of our lease liabilities for all operating leases as of June 30, 2019 is as follows:

2019	$114,550
2020	237,671
Total Lease Payments	352,221
Less effect of discounting:	(24,353)
Present value of lease liabilities	$327,868
Current operating lease liabilities	$211,744
Operating lease liabilities, long-term	116,124
Total	$327,868

The Company’s gross future minimum payments under all non-cancelable operating leases as of December 31, 2018, are:

	Total	2019	2020	2020	2021
Operating lease obligations	$465,991	$228,320	$237,671	$—	$—

14.LEGAL PROCEEDINGS

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

16.SUBSEQUENT EVENTS

In August 2019, the Company announced results from Part 1 of the two-part adaptive Phase 3 RESET trial in Sjögren-Larsson Syndrome. Prior to initiating subsequent clinical testing, Aldeyra plans to discuss the RESET Part 1 results with regulatory authorities.

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

Overview

Aldeyra Therapeutics, including its wholly-owned subsidiaries (we, us or the Company) is a biotechnology company devoted to developing and commercializing next-generation medicines to improve the lives of patients with immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease (DED), allergic conjunctivitis (AC), and Sjögren-Larsson Syndrome (SLS). We have additional product candidates in development for proliferative vitreoretinopathy and other retinal diseases, post-transplant lymphoproliferative disease, autoimmune disease, metabolic disease, and cancer.  We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

Our lead product candidate reproxalap is a RASP (reactive aldehyde species) inhibitor that has been shown to diminish ocular inflammation and has demonstrated statistically significant and clinically relevant improvements across an aggregate of four Phase 2 clinical trials in DED and AC, and one Phase 3 clinical trial in AC, when administered topically to the eye as an ophthalmic solution. Administered to the skin as a topical dermatologic formulation in a Phase 2 clinical trial and in Part 1 of a Phase 3 clinical trial, reproxalap demonstrated statistically significant improvements in ichthyosis (a severe skin disorder) caused by SLS, a rare RASP-mediated disease with no approved therapy. We have discovered and are developing additional RASP inhibitors  for the treatment of retinal disease and autoimmune disease.

As we continue to execute on our strategy of expanding our product candidate pipeline, we intend to license or acquire new immune-modulating approaches with novel therapeutic potential. In January 2019, we acquired Helio Vision, Inc. (Helio) and thereby obtained rights to ADX-2191, an intravitreal DHFR inhibitor (methotrexate) for the prevention of proliferative vitreoretinopathy, a serious sight-threatening retinal disease with no approved treatment. In addition, in December 2016, we in-licensed the clinical-stage product candidate ADX-1612 (investigated in oncology under the name ganetespib) and ADX-1615 (an oral pro-drug of ADX-1612), both of which are chaperome inhibitors and represent a mechanistically differentiated approach for the potential treatment of a number of inflammatory diseases.

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

In December 2018, we entered into an Open Market Sale Agreement SM (Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares.  We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Jefferies Sales Agreement.  From January 1, 2019 through June 30, 2019, we sold, at a volume-weighted average price of $10.73, an aggregate of 83,557 shares of common stock and received $0.7 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs.

On January 28, 2019 (the closing date), we acquired Helio.  As a result of the acquisition, we initially issued an aggregate of 1,150,990 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 582,363 shares.  The Helio founders’ shares are subject to vesting based on continued service to us over three years from the closing date.  We will recognize the expense associated with the founders’ restricted shares as compensation expense on a straight-line basis as the shares vest over the three-year period.  We, subject to the conditions of the acquisition agreement, will be obligated to make additional payments to the former securityholders of Helio as follows: (a) $2.5 million of common stock on the date that is 24 months following the closing date (assuming certain technical milestones are met); (b) $10.0 million of common stock following approval by the U.S. Food and Drug Administration (FDA) of a new drug application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the closing date; and (c) $2.5 million of common stock following FDA approval of a new drug application for an indication (other than proliferative vitreoretinopathy) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of common stock. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

In March 2019, we entered into the Hercules Credit Facility, which provides for a term loan of up to $60 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions.  The credit facility is described in Note 8 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  We are under no obligation to draw down any capital from the facility.

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

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses, benefits, and stock-based compensation for our full-time employees during the six months ended June 30, 2019 and 2018. Other general and administrative expenses include professional fees for auditing, tax, and legal services including patent related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Total other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the six months ended June 30, 2019, comprehensive loss is equal to our net loss of $28.9 million and an unrealized gain on marketable securities of approximately $23.0 thousand. For the six months ended June 30, 2018, comprehensive loss is equal to our net loss of $17.4 million and an unrealized gain on marketable securities of approximately $15.0 thousand.

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

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Research and development expenses. Research and development expenses were $10.7 million for the three months ended June 30, 2019, compared to $6.8 million for the three months ended June 30, 2018. The increase of $3.9 million is primarily related to the increases in our external research and development expenditures, including clinical, manufacturing, and pre-clinical activities; and non-cash compensation costs related to a portion of the upfront consideration paid to the founders of Helio, which is subject to vesting based on continuous service.

General and administrative expenses. General and administrative expenses were $3.1 million for the three months ended June 30, 2019, compared to $2.4 million for the three months ended June 30, 2018. The increase of $0.7 million is primarily related to an increase in personnel costs, including stock-based compensation.

Other income (expense). Total other income (expense), net was $0.4 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our credit facility.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Research and development expenses. Research and development expenses were $18.5 million for the six months ended June 30, 2019, compared to $13.4 million for the six months ended June 30, 2018. The increase of $5.1 million is primarily related to the increases in our external research and development expenditures, including clinical, manufacturing, and pre-clinical activities; and non-cash compensation costs related to a portion of the upfront consideration paid to the founders of Helio, which is subject to vesting based on continuous service.

General and administrative expenses. General and administrative expenses were $6.1 million for the six months ended June 30, 2019, compared to $4.3 million for the six months ended June 30, 2018. The increase of $1.8 million is primarily related to an increase in personnel costs, including stock-based compensation.

Acquired in-process research and development expenses.  Acquired in-process research and development expenses were $6.5 million for the six months ended June 30, 2019. We did not have acquired in-process research and development expense for the six months ended June 30, 2018. The increase of $6.5 million is related to the in-process research and development expenses associated with the January 2019 acquisition of Helio.  We determined that the assets acquired from Helio did not constitute a business since substantially all of the assets acquired were related to ADX-2191, and that the transaction would be accounted for as an asset acquisition. As the asset and development program acquired from Helio are at an early stage of development and determining the future economic benefit of the acquired assets at the date of acquisition is highly uncertain, the fair value of the assets was fully expensed as in-process research and development. During the three months ended March 31, 2019, we recorded $6.6 million of acquired in-process research and development expense related to the fair value of consideration given, which includes transaction costs.

Other income (expense). Total other income (expense), net was $0.9 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our credit facility.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities. Since inception, we have incurred operating losses and negative cash flows from operating activities, and have devoted substantially all of our efforts towards research and development. At June 30, 2019, we had total stockholders’ equity of approximately $67.3 million, and cash, cash equivalents, and marketable securities of $69.5 million. During the three and six months ended June 30, 2019, we had a net loss of approximately $13.3 million and $29.0 million, respectively. We expect to generate operating losses for the foreseeable future.

In October 2018, we closed an underwritten public offering in which we sold an aggregate of 5,250,000 shares of common stock. The net proceeds of the offering were $67.6 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us.

In December 2018, we entered into an Open Market Sale Agreement SM (Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares.  We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitations and offers under the Jefferies Sales Agreement.  From January 1, 2019 through June 30, 2019, we sold, at a volume-weighted average price of $10.73, an aggregate of 83,557 shares of common stock and received $0.7 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs.

In March 2019, we entered into the Hercules Credit Facility, pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan Agreement provides for an initial term loan advance of up to $5.0 million at our option, commencing on March 25, 2019 through and including April 15, 2019; three additional term loan advances of up to $15.0 million, at our option, each available to us upon the occurrence of certain funding conditions prior to September 30, 2019, March 31, 2020, and March 31, 2021, respectively; and a final additional term loan advance of up to $10.0 million prior to December 31, 2020, at our option, subject to approval by Lender’s investment committee. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions.  As of June 30, 2019, no amount was outstanding under the Hercules Credit Facility. We elected not to draw down capital under the initial term loan advance, which ceased to be available on April 15, 2019.  The $15.0 million term loan advance that became available upon the satisfaction of the AC (ALLEVIATE) Milestone (as defined in the Loan Agreement) is expected to be available until September 30, 2019.

Based on our current operating plan, and not including access to capital under our credit facility or the Jefferies Sales Agreement, we believe that our cash, cash equivalents, and marketable securities as of June 30, 2019, will be adequate to fund our currently anticipated operating expenses through the end of 2020, including the currently planned Phase 3 clinical trial in dry eye disease (the RENEW trial) and the initial part of the currently planned adaptive Phase 3 clinical trial in proliferative vitreoretinopathy (the GUARD trial).  We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities; commercialize our product candidates; or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months ended June 30,
	2019	2018
Net cash used in operating activities	$(25,442,857)	$(14,200,284)
Net cash provided by investing activities	17,086,480	5,658,088
Net cash provided by financing activities	398,469	13,124,533
Net increase (decrease) in cash and cash equivalents	$(7,957,908)	$4,582,337

Operating Activities. Net cash used in operating activities was $25.4 million for the six months ended June 30, 2019, compared to net cash used in operating activities of $14.2 million for the same period in 2018. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the six months ended June 30, 2019 as compared to 2018 was due to an increase in research and development expenses, including clinical, manufacturing, and preclinical activities.

Investing Activities. Net cash provided by investing activities was $17.1 million for the six months ended June 30, 2019, and $5.7 million provided by investing activities for the six months ended June 30, 2018. The primary source of net cash provided by investing activities was the sales and purchase of marketable securities, and cash acquired from the Helio asset acquisition of $0.5 million for the six months ended June 30, 2019.  The primary source of net cash provided by investing activities was sales and purchase of marketable securities, and cost of leasehold improvements, furniture, fixtures, and computers and related equipment acquired for the six months ended June 30, 2018.

Financing Activities. Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2019, compared to $13.1 million for the six months ended June 30, 2018.  The net cash provided by financing activities for the six months ended June 30, 2019 was primarily related to our Sales Agreement with Jefferies, under which we sold an aggregate of 83,557 shares of our common stock, resulting in $0.7 million in proceeds after deducting commissions and other offering costs. The net cash provided by financing activities for the six months ended June 30, 2018 was related to our prior Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

Off-Balance Sheet Arrangements

Through June 30, 2019, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

In March 2019, we entered into the Hercules Credit Facility, pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to the Company. The Loan Agreement provides for an initial term loan advance of up to $5.0 million at the Company’s option, through and including April 15, 2019; three additional term loan advances of up to $15.0 million, at the Company’s option, each available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019, March 31, 2020 and March 31, 2021, respectively; and a final additional term loan advance of up to $10.0 million prior to December 31, 2020, at the Company’s option, subject to approval by Lender’s investment committee. The term loan bears interest at an annual rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of June 30, 2019, no amount was outstanding under the Hercules Credit Facility.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the six months ended June 30, 2019 and 2018 was approximately $29.0 million and $17.4 million, respectively. As of June 30, 2019, we had total stockholders’ equity of $67.3 million and an accumulated deficit of $167.5 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, as product candidates proceed through development, the trial designs may often be different and may need to evolve and change from phase to phase or within the same phase or same trial, in the case of an adaptive trial design; the vehicles or controls may be modified from trial to trial; and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. Success in earlier clinical trials or clinical trials focused on a different indication does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through other phases of clinical testing. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. For instance, in June 2019, we discontinued our noninfectious anterior uveitis program following the announcement of results from the SOLACE Trial.  Moreover, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

Our clinical focus is on the development of new products for inflammation and an inborn error of metabolism. Our Phase 3 vehicle-controlled clinical program in noninfectious anterior uveitis and our Phase 3 clinical program in SLS represent the first such clinical trials performed. In June 2019, we announced that statistical significance was not achieved for the primary or secondary endpoints in our SOLACE Trial in noninfectious anterior uveitis, due to high rates of disease resolution in vehicle-treated patients.  We are performing adaptive trials in SLS (RESET), dry eye disease (RENEW), and proliferative vitreoretinopathy (GUARD), and may do so with other indications in the future.  In an adaptive trial, the initial parts of the trial are not designed to be pivotal or definitive.  Rather, the initial parts of adaptive trials are expected to provide data to guide subsequent parts of the trial, which could require design changes, including but not limited to, different endpoints. In addition, following the initial parts of adaptive trials, we may, among other things, determine to continue to the subsequent parts of the trial, conclude the trial based on its success or failure in such initial parts, or to discuss the trial results and regulatory pathway with regulatory authorities prior to determining next steps with respect to the trail and development program.   For example, in August 2019, we announced that statistically significant improvement from baseline was observed in Part 1 of the Phase 3 RESET trial in SLS.  However, due to the novel nature of reproxalap, the limited population of SLS patients, and the uncertain regulatory pathway in SLS, plans for subsequent clinical testing will not be determined until meetings with regulatory authorities are complete.  Further, we have proposed to the FDA a novel assessment methodology for our Phase 3 clinical program in allergic conjunctivitis, which may not be acceptable to the FDA. As such, the likelihood of success in our late-stage clinical programs cannot necessarily be predicted.

We could also face challenges in designing clinical trials and obtaining regulatory approval of our product candidates due to the lack of historical clinical trial experience for novel classes of therapeutics. Thus, it is difficult to determine whether regulatory agencies will be receptive to the approval of our product candidates, and to predict the time and costs associated with obtaining regulatory approvals. The clinical trial requirements of the FDA and other regulatory agencies and the criteria regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and require more time and trial data than for other, better known or more extensively studied classes of product candidates.  Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for our product candidates, would have an adverse impact on our business, prospects, financial condition, and results of operations.

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

We are performing adaptive trials in SLS (RESET), dry eye disease (RENEW), and proliferative vitreoretinopathy (GUARD). For the reasons stated above, detailed results from RESET Part 1 and RENEW Part 1, and from the initial part of GUARD, may not be disclosed until the completion of subsequent parts of the trials, or until the entire adaptive trial has completed. Further, the initial parts of adaptive trials may be performed in part to assess biomarkers or surrogate markers that may require substantial time to generate, analyze, and interpret. Thus, disclosure of clinical results from the initial parts of adaptive trials may also be delayed due to the time required for biomarker or surrogate marker assessment.

Because some of our product candidates are, to our knowledge, new chemical entities, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of these product candidates and obtain the necessary regulatory approvals for commercialization.

Some of our product candidates are, to our knowledge, new chemical entities, and unexpected problems related to new technologies may arise that can cause us to delay, suspend, or terminate our development efforts. As a result, short and long-term safety, as well as prospects for efficacy, are not fully understood and are difficult to predict. Regulatory approvals of new product candidates can be more expensive and take longer than approvals for well-characterized or more extensively studied pharmaceutical product candidates. Following discussions with the FDA and experts in the field, we may determine that it is not cost effective for us to develop one or more of our product in certain indications and we may decide to cease development in that area or seek a strategic partner.

Our dermatologic topical formulation of reproxalap is unlikely to affect other clinical manifestations of Sjögren-Larsson Syndrome, which may decrease the likelihood of commercial acceptance.

While the primary day-to-day complaint of SLS patients and their caregivers are symptoms associated with severe skin disease (ichthyosis), SLS patients also manifest varying degrees of delay in mental development, spasticity, seizures, and retinal disease. In August 2016, we announced that the results of our randomized, parallel-group, double-masked, vehicle-controlled clinical trial of a dermatologic formulation of reproxalap for the treatment of the skin manifestations of SLS demonstrated clinically relevant activity of reproxalap in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS. Additionally, in August 2019, we announced that Part 1 of our Phase 3 RESET trial in SLS demonstrated statistically significant activity of reproxalap in reducing the severity of ichthyosis relative to baseline in drug-treated patients. Given the expected low systemic exposure of reproxalap when administered topically to the skin, it is not possible to anticipate the effect of reproxalap on the non-dermatologic conditions of SLS. Lack of effect in neurologic and ocular manifestations of SLS may negatively impact the potential market for reproxalap in SLS, and may also negatively impact reimbursement, pricing, and commercial acceptance of reproxalap, if approved.

Reproxalap and our other product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays, or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive and time-consuming, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indication, and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval, and subsequent commercial success is uncertain and not guaranteed.

Reproxalap and our other product candidates, and the activities associated with development and potential commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other jurisdictions.

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
•

patients in our clinical trials may demonstrate greater response rates or improvements from vehicle or standard of care than was expected when designing and powering our clinical trials, such as was observed in the SOLACE Trial;

•	lack of availability of, or difficulty recruiting, a sufficient number of patients to adequately power our clinical trials;

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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in these rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Additionally, insufficient patient enrollment, may be a function of many other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as SLS, lack of availability of, or difficulty recruiting a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

As of June 30, 2019, we had only 20 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of SLS and proliferative vitreoretinopathy, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Because, as of June 30, 2019, we only had 20 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

From time to time, we have entered into, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. For example, in January 2019 we acquired Helio Vision, Inc. and obtained the rights to ADX-2191, an intravitreal DHFR inhibitor (methotrexate) for the prevention of proliferative vitreoretinopathy. These initiatives may include acquiring businesses, technologies, or products, or entering into a business combination with another company. Any acquisitions we undertake or have recently completed will likely be accompanied by business risks which may include, among other things:

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

Our stock price has been and will likely continue to be volatile for the foreseeable future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•	regulatory developments in the United States and foreign countries;
•	our ability to enroll patients in our clinical trials;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the United States healthcare system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	sales of our stock by insiders and 5% stockholders;
•	trading volume of our common stock;
•	general economic, industry, and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability, or other litigation against us.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our clinical trial and development programs;
•	addition or termination of clinical trials or development programs;
•	any intellectual property infringement lawsuit in which we may become involved;
•	regulatory developments affecting reproxalap and our other product candidates;

•	our execution of any collaborative, licensing, or similar arrangements, and the timing of payments we may make or receive under these arrangements;
•	nature and terms of stock-based compensation grants; and
•	derivative instruments recorded at fair value.

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

Our management has broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, management’s ultimate use of cash and cash equivalents may vary substantially from the currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. We expect to use our cash and cash equivalents to fund our planned clinical trials of reproxalap and our other product candidates, development of other molecules that relate to immune-mediated disease, service our debt obligations and the remainder for working capital and other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited.

As of June 30, 2019, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 32% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2019, although circumstances could cause us to lose that status earlier, including: if we become a large accelerated filer; if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31; or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on emerging growth company exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We qualify as an emerging growth company, smaller reporting company and a non-accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934. As a result, we are not required by Section 404 of the Sarbanes-Oxley Act to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting.

Our management is required by Section 404 of the Sarbanes-Oxley Act to make a formal assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, however, is not required to attest to the effectiveness of our internal controls over financial reporting until such time as we are no longer either an emerging growth company or a non-accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934. This lack of attestation by our independent registered accounting firm may increase the risk that we fail to detect and remedy any weakness of deficiencies in our internal control over financial reporting. Additionally, at such time as we are subject to the auditor attestation requirements, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. If we are unable to establish and maintain effective internal controls it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are incurring significant increased costs and demands upon management as a result of operating as a public company.

As a public company, and particularly if and after we cease to be an “emerging growth company” or a “smaller reporting company”, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period up to five years from our initial public offering. We intend to continue to take advantage of this new legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned, incurring unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may result in substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

101

The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018; (iii) Statements of Cash Flows for the three months ended June 30, 2019 and 2018; and (iv) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

August 9, 2019	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

August 9, 2019	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)