Form 10-Q
period 2019-09-30
Aldeyra Therapeutics, Inc.
filed 2019-11-07
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 7, 2019, there were 27,952,937 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2019

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2019	December 31,
	(unaudited)	2018

ASSETS
Current assets:
Cash and cash equivalents	$25,604,203	$3,357,472
Cash equivalent - Reverse Repurchase Agreements	26,000,000	44,000,000
Marketable securities	24,567,074	46,242,220
Prepaid expenses and other current assets	849,087	1,169,594
Total current assets	77,020,364	94,769,286
Deferred offering costs	—	86,644
Right-of-use assets	248,165	—
Fixed assets, net	172,470	235,225
Total assets	$77,440,999	$95,091,155

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$572,363	$3,051,678
Accrued expenses	11,324,963	5,421,498
Current portion of operating lease liabilities	218,953	—
Total current liabilities	12,116,279	8,473,176
Non-current liabilities:
Long-term debt	14,386,706	—
Operating lease liabilities, net of current portion	58,720	—
Total liabilities	26,561,705	8,473,176
Commitments and contingencies (Notes 14 and 15)
Stockholders' equity:
Common stock, voting, $0.001 par value; 150,000,000 authorized and 27,151,775 and 26,244,435 shares issued and outstanding, respectively	27,152	26,244
Additional paid-in capital	237,047,752	225,136,127
Accumulated other comprehensive income (loss)	5,766	(9,224)
Accumulated deficit	(186,201,376)	(138,535,168)
Total stockholders’ equity	50,879,294	86,617,979
Total liabilities and stockholders’ equity	$77,440,999	$95,091,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$16,223,972	$7,880,822	$34,737,420	$21,274,032
Acquired in-process research and development	(47,102)	—	6,500,602	—
General and administrative	2,839,319	3,065,912	8,940,771	7,330,142
Loss from operations	(19,016,189)	(10,946,734)	(50,178,793)	(28,604,174)
Other income (expense):
Interest income	330,329	163,015	1,262,378	427,361
Interest expense	(29,154)	(28,846)	(59,766)	(83,248)
Total other income (expense), net	301,175	134,169	1,202,612	344,113
Loss before income taxes	(18,715,014)	(10,812,565)	(48,976,181)	(28,260,061)
Income tax benefit	—	—	1,309,973	—
Net loss	$(18,715,014)	$(10,812,565)	$(47,666,208)	$(28,260,061)
Net loss per share - basic and diluted	$(0.69)	$(0.52)	$(1.77)	$(1.40)
Weighted average common shares outstanding - basic and diluted	27,111,600	20,969,913	26,928,725	20,168,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(18,715,014)	$(10,812,565)	$(47,666,208)	$(28,260,061)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(7,687)	(2,637)	14,990	12,635
Total other comprehensive (loss) income	$(7,687)	$(2,637)	$14,990	$12,635
Comprehensive loss	$(18,722,701)	$(10,815,202)	$(47,651,218)	$(28,247,426)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2018	26,244,435	$26,244	$225,136,127	$(9,224)	$(138,535,168)	$86,617,979
Stock-based compensation	—	—	6,133,990	—	—	6,133,990
Issuance of common stock, acquisition of Helio Vision, Inc.	724,518	724	4,862,007	—	—	4,862,731
Issuance of common stock, net of issuance costs	83,557	84	720,880	—	—	720,964
Issuance of common stock, employee stock purchase plan	34,253	35	194,813	—	—	194,848
Issuance of common stock, vested restricted stock awards	65,012	65	(65)	—	—	—
Other comprehensive income	—	—	—	14,990	—	14,990
Net loss	—	—	—	—	(47,666,208)	(47,666,208)
Balance, September 30, 2019	27,151,775	$27,152	$237,047,752	$5,766	$(186,201,376)	$50,879,294

Balance, December 31, 2017	19,137,639	$19,138	$139,241,635	$(17,831)	$(99,641,923)	$39,601,019
Stock-based compensation	—	—	3,126,920	—	—	3,126,920
Issuance of common stock, net of issuance costs	1,796,306	1,796	14,027,185	—	—	14,028,981
Issuance of common stock, vested restricted stock awards	40,975	41	(41)	—	—	—
Issuance of common stock, employee stock purchase plan	14,382	14	85,559	—	—	85,573
Other comprehensive income	—	—	—	12,635	—	12,635
Net loss	—	—	—	—	(28,260,061)	(28,260,061)
Balance, September 30, 2018	20,989,302	$20,989	$156,481,258	$(5,196)	$(127,901,984)	$28,595,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2019	26,986,936	$26,987	$234,779,291	$13,453	$(167,486,361)	$67,333,370
Stock-based compensation	—	—	2,152,938	—	—	2,152,938
Issuance of common stock, acquisition of Helio Vision, Inc.	142,155	142	(142)	—	—	—
Issuance of common stock, employee stock purchase plan	22,684	23	115,665	—	—	115,688
Other comprehensive loss	—	—	—	(7,687)	—	(7,687)
Net loss	—	—	—	—	(18,715,015)	(18,715,015)
Balance, September 30, 2019	27,151,775	$27,152	$237,047,752	$5,766	$(186,201,376)	$50,879,294

Balance, June 30, 2018	20,842,198	$20,842	$154,051,733	$(2,559)	$(117,089,419)	$36,980,597
Stock-based compensation	—	—	1,273,720	—	—	1,273,720
Issuance of common stock, net of issuance costs	132,722	133	1,070,246	—	—	1,070,379
Issuance of common stock, employee stock purchase plan	14,382	14	85,559	—	—	85,573
Other comprehensive loss	—	—	—	(2,637)	—	(2,637)
Net loss	—	—	—	—	(10,812,565)	(10,812,565)
Balance, September 30, 2018	20,989,302	$20,989	$156,481,258	$(5,196)	$(127,901,984)	$28,595,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,666,208)	$(28,260,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	6,500,602	—
Deferred taxes	(1,309,973)	—
Stock-based compensation	6,133,990	3,126,920
Amortization of debt discount	59,766	11,608
Accretion on debt securities available for sale, net	(474,771)	(82,996)
Depreciation expense	72,284	48,161
Change in assets and liabilities:
Prepaid expenses and other current assets	404,264	(683,566)
Accounts payable	(3,082,081)	2,441,407
Accrued expenses	5,604,224	1,509,571
Net cash used in operating activities	(33,757,903)	(21,888,956)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(9,529)	(248,382)
Cash acquired in Helio asset acquisition	632,090	—
Purchases of marketable securities	(36,860,554)	(21,573,832)
Sales of marketable securities	59,000,000	27,459,000
Net cash provided by investing activities	22,762,007	5,636,786
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	720,964	14,194,871
Proceeds from employee stock purchase plan	194,849	85,614
Proceeds from long-term debt	14,450,000	—
Debt issuance costs paid in cash	(123,186)	(43,000)
Net cash provided by financing activities	15,242,627	14,237,485
NET INCREASE (DECREASE) IN CASH	4,246,731	(2,014,685)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,357,472	20,023,337
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,604,203	$18,008,652

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Helio acquisition:
Assets acquired	$75,632	$—
Liabilities acquired	$637,994	$—
Fair value of securities issued	$4,862,731	$—
Right-of-use assets acquired through operating leases	$386,060	$—
Cash paid during the period for interest	$—	$81,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc., together with its wholly-owned subsidiaries (the Company or Aldeyra), a Delaware corporation, is developing next-generation medicines to improve the lives of patients with immune-mediated diseases.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 8, 2019.

The financial information as of September 30, 2019, and the three and nine months ended September 30, 2019 and 2018, respectively, is unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2018 was derived from audited financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, and not including additional access to capital under the Company’s credit facility or the Open Market Sales Agreement SM (Jefferies Sales Agreement), the Company believes that its cash, cash equivalents, and marketable securities as of September 30, 2019, will be adequate to fund currently anticipated operating expenses into 2021, including the currently planned Phase 3 clinical trial in dry eye disease (the RENEW trial), the initial part of the currently planned adaptive Phase 3 clinical trial in proliferative vitreoretinopathy (the GUARD trial), and the currently planned Phase 3 trial in allergic conjunctivitis (the INVIGORATE trial).The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all planned research and development activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, including fair value estimates for investments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The Company’s management evaluates its estimates and assumptions on an ongoing basis. Management’s most significant estimates in the Company’s financial statements include, but are not limited to, estimates related to clinical trial accruals, estimates related to prepaid and accrued research and development costs, acquired in-process research and development (IPR&D) expense, accounting for income taxes and related valuation allowance, and accounting for stock-based compensation. Although estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

In-process research and development

Assets purchased in an asset acquisition transaction are expensed as in-process research and development unless the assets acquired are deemed to have an alternative future use, provided that the acquired asset did not also include processes or activities that would constitute a “business” as defined under GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Acquired IPR&D payments are immediately expensed in the period in which they are incurred and include upfront payments, as well as transaction fees and subsequent pre-commercial milestone payments. Research and development costs incurred after the acquisition are expensed as incurred.

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the nine months ended September 30, 2019, as compared to the those identified in the 2018 Form 10-K, except for the Company's adoption of Accounting Standards Codification (ASC) Topic 842, Leases, on January 1, 2019.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02 (ASU 2016-02), Leases. ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The adoption did not have a material impact on the Company’s financial statements.

3.	Helio Vision Acquisition

On January 28, 2019 (the Closing Date), the Company acquired Helio Vision, Inc. (Helio). As a result of the acquisition, the Company initially issued an aggregate of 1,150,990 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 582,363 shares. The Helio founders’ shares are subject to vesting based on continued service to the Company over three years from the Closing Date of which 25% are vested as of September 30, 2019. The Company recognizes the expense associated with the founders’ restricted shares as compensation expense on a straight-line basis as the shares vest over the three-year period. For the three and nine months ended September 30, 2019, the Company recorded $0.6 million and $1.6 million, respectively, of research and development compensation expense for the founders’ restricted shares.

The Company, subject to the conditions of the acquisition agreement, is contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $2.5 million of common stock on the date that is 24 months following the Closing Date (assuming certain technical milestones are met); (b) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the Closing Date; and (c) $2.5 million of common stock following FDA approval of a new drug application for an indication (other than proliferative vitreoretinopathy) prior to the 12th anniversary of the Closing Date (the shares of common stock issuable pursuant to the preceding clauses (a) – (c) are referred to herein as the Milestone Shares), provided that in no event shall the Company be obligated to issue more than an aggregate of 5,248,885 shares of common stock. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), from inception of the Milestone Shares through September 30, 2019. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to make additional payment(s) becomes probable. At that time, the Company will record the cost of the Milestone Shares issued to the founders as compensation expense and to the Helio non-founders as in-process research and development expense if there is no alternative future use. No milestones related to the Milestone Shares are probable of being achieved as of September 30, 2019.

The Company assessed the acquisition of Helio under the FASB ASC Topic 805, Business Combinations (ASC 805). Under ASC 805, the Company determined that the acquired assets did not constitute a business since substantially all the assets acquired were related to ADX-2191 and that the transaction would be accounted for as an asset acquisition. The asset and development program acquired from Helio are at an early stage of development and will require a significant investment of time and capital for development. There is no assurance that the Company will be successful in developing such asset, and a failure to successfully develop such asset could diminish the Company’s prospects. Under ASC 805, the asset acquired is considered to have no alternative future uses, since the future economic benefit of the acquired asset at the date of acquisition is highly uncertain. The fair value of the assets was determined using the quoted market price of the Company’s common stock on the closing date and was fully expensed as in-process research and development. Additionally, the Company assessed the Helio acquisition under ASC Topic 740, Income Taxes (ASC 740). The acquisition resulted in an income tax benefit of $1.3 million and a corresponding increase to acquired IPR&D expense. The expense resulted from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference during the quarter ended March 31, 2019. During the nine months ended September 30, 2019, the Company recorded $6.5 million of IPR&D related to the fair value of consideration given which includes transaction costs and the deferred tax impact of the Helio acquisition.

4.	NET LOSS PER SHARE

As of September 30, 2019 and 2018, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities, prior to the application of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three and Nine Months Ended September 30,
	2019	2018
Options to purchase common stock	4,539,279	3,512,163
Warrants to purchase common stock	—	60,000
Restricted stock units	430,425	212,297
Unvested restricted shares (1)	426,472	—
Total of common stock equivalents	5,396,176	3,784,460

(1)

Represents 426,472 shares of common stock that are issued and outstanding but that were subject to a right of repurchase by the Company at September 30, 2019 and are not included in stockholders’ equity pursuant to U.S. generally accepted accounting principles.

5.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash, cash equivalents, and marketable securities were comprised of:

	September 30, 2019
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$6,472,575	$—	$—	$6,472,575	$6,472,575	$—
Money market funds	16,136,718	—	—	16,136,718	16,136,718	—
Reverse repurchase agreements	26,000,000	—	—	26,000,000	26,000,000	—
U.S. government agency securities	27,556,218	5,766		27,561,984	2,994,910	24,567,074
Available for Sale (1)	53,556,218	5,766	—	53,561,984	28,994,910	24,567,074
Total cash, cash equivalents, and current marketable securities					$51,604,203	$24,567,074

	December 31, 2018
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$2,127,175	$—	$—	$2,127,175	$2,127,175	$—
Money market funds	1,230,297	—	—	1,230,297	1,230,297	—
Reverse repurchase agreements	44,000,000	—	—	44,000,000	44,000,000	—
U.S. government agency securities	46,251,444	—	(9,224)	46,242,220	—	46,242,220
Available for Sale (1)	90,251,444	—	(9,224)	90,242,220	44,000,000	46,242,220
Total Cash, cash equivalents and current marketable securities					$47,357,472	$46,242,220

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities were less than one year at September 30, 2019.

6.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at September 30, 2019 or December 31, 2018.

Money market funds included in cash and cash equivalents in the consolidated balance sheets, are recorded at fair value and considered as Level 1 inputs under the fair value hierarchy.

Reverse repurchase agreements and U.S. government agency securities are recorded at fair market value and considered as Level 2 inputs under the fair value hierarchy.

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

7.	ACCRUED EXPENSES

Accrued expenses were comprised of:

	September 30,	December 31,
	2019	2018
Accrued compensation	$1,339,892	$1,172,880
Accrued research and development	9,374,374	3,882,313
Accrued general & administrative	610,697	366,305
Accrued expenses	$11,324,963	$5,421,498

8.	CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Hercules Capital, Inc. (Hercules). In March 2019, the Company entered into a Loan and Security Agreement with Hercules and the several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to as Lender), providing for a term loan of up to $60.0 million that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property (the “Loan and Security Agreement” or the “Hercules Credit Facility”). The Loan and Security Agreement provides for an initial term loan advance of up to $5.0 million at the Company’s option, commencing on March 25, 2019 through and including April 15, 2019, which expired unutilized; three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019, March 31, 2020, and March 31, 2021, respectively, the first of which tranche was drawn down in full by the Company in September 2019; and a final additional term loan advance of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. As of September 30, 2019, $15.0 million was outstanding under the Hercules Credit Facility.

The term loan bears interest at an annual rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. The Loan and Security Agreement provides for interest-only payments until May 1, 2021, with an option to extend the interest-only period to May 1, 2022 based upon the achievement of certain milestones. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, starts upon expiration of the interest-only period and continues through October 1, 2023 (the Maturity Date). Associated with this debt facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and is required to pay a fee (End of Term Charge) of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity. The fees and transaction costs are amortized to interest expense through the Maturity Date using the effective interest method. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement, including a prepayment charge equal to the following percentage of the principal amount being prepaid: 3% if the term loan is prepaid prior to March 25, 2021 and 1.5% if the term loan is prepaid any time thereafter, but prior to March 25, 2022.

Future principal payments, including the End of Term Charge, are as follows:

Years Ending
December 31,
2019	$—
2020	—
2021	3,659,776
2022	5,931,718
2023	6,451,006
$16,042,500

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

In December 2018, the Company entered into the Jefferies Sales Agreement with Jefferies LLC (Jefferies), as sales agent, pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of the Company’s common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for the Company’s common stock, with the Company setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of shares. The Company has no obligation to sell any shares under the Jefferies Sales Agreement, and may at any time suspend solicitations and offers under the Jefferies Sales Agreement. During the nine months ended September 30, 2019, the Company sold, at a volume-weighted average price of $10.73, an aggregate of 83,557 shares of common stock and received $0.7 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs. No shares were sold under the Jefferies Sales Agreement during the three months ended September 30, 2019.

10.	INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred losses since inception for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In assessing the realizability of net deferred taxes in accordance with ASC 740, the Company considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. Based on the weight of available evidence, primarily the incurrence of net losses since inception, anticipated net losses in the near future, reversals of existing temporary differences, and expiration of various federal and state attributes, the Company does not consider it more likely than not that some or all of the net deferred taxes will be realized. Accordingly, a 100% valuation allowance has been applied against net deferred taxes.

Under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Aldeyra has undergone three ownership changes through the year ended December 31, 2018. However, the Company’s management believes that there is sufficient “Built-In-Gain” to offset the Section 382 limitation generated by such ownership changes. Any future ownership changes, including those resulting from the Company’s recent or future financing activities, may cause the Company’s existing tax attributes to incur additional limitations.

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

The Company’s equity incentive plans are described below. The plans provided for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors, and consultants of the Company with a generally prescribed contractual term of ten years.

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated in May 2014 upon the Company’s initial public offering (Initial Public Offering). However, grants made under the 2010 Plan are still governed by that plan. As of September 30, 2019, options to purchase 413,130 shares of common stock at a weighted average exercise price of $1.58 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan (2013 Plan) in October 2013. The 2013 Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the registration statement for the Initial Public Offering. The 2013 Plan was amended in June 2016 and in June 2018. On January 1st of each year the aggregate number of common shares that may be issued under the 2013 Plan shall automatically increase by such a number of shares equal to the lower of (a) 6% of the total number of shares of common stock outstanding on the last calendar day of the prior fiscal year, or (b) a number of shares of common stock determined by the Company’s board of directors. As of September 30, 2019, options to purchase 4,126,149 shares of common stock at a weighted average exercise price of $7.14 per share and 430,425 shares of common stock underlying restricted stock units (RSUs) remained outstanding under the 2013 Plan. As of September 30, 2019, there were 463,700 shares of common stock available for grant under the 2013 Plan.

In connection with the Helio acquisition, the Helio founders were issued 568,627 shares of Aldeyra common stock pursuant to the acquisition agreement. Such shares were not issued from the 2013 Plan. This common stock is subject to vesting conditions based on continuous service to Aldeyra over three years from the date of acquisition. The Company recognizes expense associated with the Helio founders’ restricted shares as compensation expense on a straight-line basis as the shares vest over the three-year period. Note 3 contains additional details on the Helio acquisition.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans, excluding the effect of vesting associated with the shares of our common stock issued pursuant to the Helio acquisition, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses	$652,526	$396,940	$1,924,716	$1,135,342
General and administrative expenses	905,283	876,780	2,605,240	1,991,577
Total stock-based compensation expense	$1,557,809	$1,273,720	$4,529,956	$3,126,919

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2018	3,383,047	$6.17
Granted	1,317,819	$7.86
Exercised	(30,000)	$5.00
Forfeitures	(131,587)	$7.28
Outstanding at September 30, 2019	4,539,279	$6.64	7.49	$1,881,826
Exercisable at September 30, 2019	2,596,879	$5.80	6.42	$1,834,416

(a)

The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2019 of $5.27 and the price of the underlying options.

As of September 30, 2019, unamortized stock-based compensation for all stock options was $9,712,699 and will be recognized over a weighted average period of 2.69 years.

Restricted Stock Units

The table below summarizes activity relating to RSUs for the nine months ended September 30, 2019:

Number of Shares
Outstanding at December 31, 2018	212,297
Granted	283,140
Vested/released	(65,012)
Outstanding at September 30, 2019	430,425

The weighted-average fair value of RSUs granted was $7.65 per share for the nine months ended September 30, 2019. As of September 30, 2019, the outstanding RSUs had unamortized stock-based compensation of $2.6 million with a weighted-average remaining recognition period of 2.88 years and an aggregate intrinsic value of $2.3 million.

Employee Stock Purchase Plan

At September 30, 2019, the Company had 596,963 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Nine Months Ended September 30,
	2019	2018
Weighted-average grant-date fair value per share	$2.92	$2.97
Total stock-based compensation expense	$76,507	$56,514

12.	STOCK PURCHASE WARRANTS

In connection with the Initial Public Offering, the Company issued the underwriters of the offering warrants to purchase up to 60,000 shares of common stock. The warrants were exercisable beginning on May 1, 2015 for cash, or on a cashless basis, at a per share price of $10.00. Unexercised warrants to purchase up to 40,300 shares of common stock expired on May 1, 2019 pursuant to their terms and as of September 30, 2019, none of these warrants were outstanding.

13.	LEASES

The Company currently leases an office used to conduct business. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in our Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

As of September 30, 2019, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.3 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842, Leases. The weighted average discount rate used for leases as of September 30, 2019 is 9.1%. The weighted average lease term as of September 30, 2019 is 1.25 years. The operating lease expense for the three and nine months ended September 30, 2019 was $53,088 and $159,263, respectively. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of September 30, 2019 is as follows:

2019	$57,275
2020	237,671
Total Lease Payments	294,946
Less: effect of discounting	(17,273)
Present value of lease liabilities	$277,673

Current operating lease liabilities	$218,953
Non-current operating lease liabilities	58,720
Total	$277,673

The Company’s gross future minimum payments under all non-cancelable operating leases as of September 30,2019, are:

	Total	2019	2020	2021	2022
Operating lease obligations	$294,946	$57,275	$237,671	$—	$—

14.	LEGAL PROCEEDINGS

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

16.	SUBSEQUENT EVENTS

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Aldeyra Therapeutics, including its wholly-owned subsidiaries (we, us or the Company), is a biotechnology company devoted to developing and commercializing next-generation medicines to improve the lives of patients with immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease (DED), allergic conjunctivitis (AC), and Sjögren-Larsson Syndrome (SLS). We have additional product candidates in development for proliferative vitreoretinopathy and other retinal diseases, post-transplant lymphoproliferative disease, autoimmune disease, metabolic disease, and cancer. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

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

We have no products approved for sale. We will not receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products or until we potentially enter into agreements with third parties for the development and commercialization of product candidates. If our development efforts for any of our product candidates result in regulatory approval or we enter into collaboration agreements with third parties, we may generate revenue from product sales or from such third parties. We have primarily funded our operations through the sale of our convertible preferred stock, common stock, convertible promissory notes, warrants, and borrowings under our debt facilities.

In December 2018, we entered into an Open Market Sale Agreement SM (Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Jefferies Sales Agreement. From January 1, 2019 through September 30, 2019, we sold, at a volume-weighted average price of $10.73, an aggregate of 83,557 shares of common stock and received $0.7 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs.

On January 28, 2019 (the Closing Date), we acquired Helio. As a result of the acquisition, we initially issued an aggregate of 1,150,990 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 582,363 shares. The Helio founders’ shares are subject to vesting based on continued service to us over three years from the Closing Date. We will recognize the expense associated with the founders’ restricted shares as compensation expense on a straight-line basis as the shares vest over the three-year period. Subject to the conditions of the acquisition agreement, we will be obligated to make additional payments to the former securityholders of Helio as follows: (a) $2.5 million of common stock on the date that is 24 months following the Closing Date (assuming certain technical milestones are met); (b) $10.0 million of common stock following approval by the U.S. Food and Drug Administration (FDA) of a new drug application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the Closing Date; and (c) $2.5 million of common stock following FDA approval of a new drug application for an indication (other than proliferative vitreoretinopathy) prior to the 12th anniversary of the Closing Date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of common stock. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60 million, $40.0 million of which may become available for draw-down in the future. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The credit facility is described in Note 8 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of September 30, 2019, $15.0 million was outstanding under the Hercules Credit Facility.

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

We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future non-clinical, preclinical and clinical development programs. Our research and development expenditures are subject to numerous uncertainties in terms of both their timing and total cost to completion. We expect to continue to develop stable formulations of our product candidates, test such formulations in preclinical studies for toxicology, safety and efficacy and to conduct clinical trials for each product candidate. We anticipate funding clinical trials for our product candidates ourselves, but we may engage collaboration partners at certain stages of clinical development. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, the length of time generally varying with the type, complexity, novelty, and intended use of a product candidate. The costs of clinical trials may vary significantly over the life of a project owing to but not limited to the following:

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

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses, benefits, and stock-based compensation for our full-time employees during the nine months ended September 30, 2019 and 2018. Other general and administrative expenses include professional fees for auditing, tax, and legal services including patent related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the nine months ended September 30, 2019, comprehensive loss is equal to our net loss of $47.7 million and an unrealized gain on marketable securities of approximately $15.0 thousand. For the nine months ended September 30, 2018, comprehensive loss is equal to our net loss of $28.2 million and an unrealized gain on marketable securities of approximately $13.0 thousand.

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

There were no changes to our critical accounting policies during the nine months ended September 30, 2019, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the Company's adoption of ASC Topic 842, Leases, on January 1, 2019. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 8, 2019.

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

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Research and development expenses. Research and development expenses were $16.2 million for the three months ended September 30, 2019, compared to $7.9 million for the three months ended September 30, 2018. The increase of $8.3 million is primarily related to the increases in our external research and development expenditures, including clinical, manufacturing, and pre-clinical activities; and non-cash compensation costs related to a portion of the upfront consideration paid to the founders of Helio, which is subject to vesting based on continuous service.

General and administrative expenses. General and administrative expenses were $2.8 million for the three months ended September 30, 2019, compared to $3.1 million for the three months ended September 30, 2018. The decrease of $0.3 million is primarily related to a decrease in consulting costs.

Other income (expense). Total other income (expense), net, was $0.3 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our credit facility.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Research and development expenses. Research and development expenses were $34.7 million for the nine months ended September 30, 2019, compared to $21.3 million for the nine months ended September 30, 2018. The increase of $13.5 million is primarily related to the increases in our external research and development expenditures, including clinical, manufacturing, and pre-clinical activities; and non-cash compensation costs related to a portion of the upfront consideration paid to the founders of Helio, which is subject to vesting based on continuous service.

General and administrative expenses. General and administrative expenses were $8.9 million for the nine months ended September 30, 2019, compared to $7.3 million for the nine months ended September 30, 2018. The increase of $1.6 million is primarily related to an increase in personnel costs, including stock-based compensation.

Acquired in-process research and development expenses. Acquired in-process research and development expenses were $6.5 million for the nine months ended September 30, 2019. We did not have acquired in-process research and development expense for the nine months ended September 30, 2018. The increase of $6.5 million is related to the in-process research and development expenses associated with the January 2019 acquisition of Helio. We determined that the assets acquired from Helio did not constitute a business since substantially all of the assets acquired were related to ADX-2191, and that the transaction would be accounted for as an asset acquisition. As the asset and development program acquired from Helio are at an early stage of development and determining the future economic benefit of the acquired assets at the date of acquisition is highly uncertain, the fair value of the assets was fully expensed as in-process research and development. During the three months ended March 31, 2019, we recorded $6.6 million of acquired in-process research and development expense related to the fair value of consideration given, which includes transaction costs.

Other income (expense). Total other income (expense), net, was $1.2 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, other income (expense) primarily consisted of interest income, which was partially offset by interest expense related to our credit facility.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At September 30, 2019, we had total stockholders’ equity of approximately $50.9 million, and cash, cash equivalents, and marketable securities of $76.2 million. During the three and nine months ended September 30, 2019, we had a net loss of approximately $18.7 million and $47.7 million, respectively. We expect to generate operating losses for the foreseeable future.

In October 2018, we closed an underwritten public offering in which we sold an aggregate of 5,250,000 shares of common stock. The net proceeds of the offering were $67.6 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us.

In December 2018, we entered into an Open Market Sale Agreement SM (Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitations and offers under the Jefferies Sales Agreement. From January 1, 2019 through September 30, 2019, we sold, at a volume-weighted average price of $10.73, an aggregate of 83,557 shares of common stock and received $0.7 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs.

In March 2019, we entered into the Hercules Credit Facility, pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan Agreement provides for an initial term loan advance of up to $5.0 million at our option, commencing on March 25, 2019 through and including April 15, 2019, which expired unutilized; three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019, March 31, 2020, and March 31, 2021, respectively, the first of which tranche was drawn down in full by the Company in September 2019; and a final additional term loan advance of up to $10.0 million prior to December 31, 2020, at our option, subject to approval by Lender’s investment committee. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of September 30, 2019, $15.0 million was outstanding under the Hercules Credit Facility.

Based on our current operating plan, and not including access to additional capital under our credit facility or the Jefferies Sales Agreement, we believe that our cash, cash equivalents, and marketable securities as of September 30, 2019, will be adequate to fund our currently anticipated operating expenses into 2021, including the currently planned Phase 3 clinical trial in dry eye disease (the RENEW trial), the initial part of the currently planned adaptive Phase 3 clinical trial in proliferative vitreoretinopathy (the GUARD trial), and the currently planned Phase 3 trial in allergic conjunctivitis (the INVIGORATE trial). We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities; commercialize our product candidates; or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

We will continue to incur costs as a public company, including, but not limited to, costs and expenses for director’s fees; increased directors and officers insurance; investor relations fees; expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and Nasdaq, on which our common stock is listed; and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls.

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(33,757,903)	$(21,888,956)
Net cash provided by investing activities	22,762,007	5,636,786
Net cash provided by financing activities	15,242,627	14,237,485
Net increase (decrease) in cash and cash equivalents	$4,246,731	$(2,014,685)

Operating Activities. Net cash used in operating activities was $33.8 million for the nine months ended September 30, 2019, compared to net cash used in operating activities of $21.9 million for the same period in 2018. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the nine months ended September 30, 2019 as compared to 2018 was due to an increase in research and development expenses, including clinical, manufacturing, and preclinical activities.

Investing Activities. Net cash provided by investing activities was $22.8 million for the nine months ended September 30, 2019, and $5.6 million provided by investing activities for the nine months ended September 30, 2018. The primary source of net cash provided by investing activities was the sales and purchase of marketable securities, and cash acquired from the Helio asset acquisition of $0.6 million for the nine months ended September 30, 2019. The primary source of net cash provided by investing activities was sales and purchase of marketable securities, and cost of leasehold improvements, furniture, fixtures, and computers and related equipment acquired for the nine months ended September 30, 2018.

Financing Activities. Net cash provided by financing activities was $15.2 million for the nine months ended September 30, 2019, compared to $14.2 million for the nine months ended September 30, 2018. The net cash provided by financing activities for the nine months ended September 30, 2019 was primarily related to our Hercules Credit Facility, under which $15.0 million is currently outstanding, and the Jefferies Sales Agreement, under which we sold an aggregate of 83,557 shares of our common stock resulting in $0.7 million in proceeds after deducting commissions and other offering costs. The net cash provided by financing activities for the nine months ended September 30, 2018 was related to our prior Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

Off-Balance Sheet Arrangements

Through September 30, 2019, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

In March 2019, we entered into the Hercules Credit Facility, pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to the Company. The Loan Agreement provides for an initial term loan advance of up to $5.0 million at the Company’s option, through and including April 15, 2019, which expired unutilized; three additional term loan advances of up to $15.0 million, at the Company’s option, each available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019, March 31, 2020 and March 31, 2021, respectively, the first of which tranche was drawn down in full in September 2019; and a final additional term loan advance of up to $10.0 million prior to December 31, 2020, at the Company’s option, subject to approval by Lender’s investment committee. The term loan bears interest at an annual rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of September 30, 2019, $15.0 million was outstanding under the Hercules Credit Facility.

The Loan and Security Agreement provides for interest-only payments until May 1, 2021 with an option to extend the interest-only period to May 1, 2022 based upon the achievement of certain milestones. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, starts upon expiration of the interest-only period and continues through October 1, 2023 (the Maturity Date). Associated with this debt facility, we incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and is required to pay a fee (End of Term Charge) of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity. The fees and transaction costs are amortized to interest expense through the Maturity Date. At our option, we may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement, including a prepayment charge equal to the following percentage of the principal amount being prepaid: 3% if the term loan is prepaid prior to March 25, 2021 and 1.5% if the term loan is prepaid any time thereafter, but prior to March 25, 2022.

Future principal payments, including the End of Term Charge, are as follows:

Years Ending
December 31,
2019	$—
2020	—
2021	3,659,776
2022	5,931,718
2023	6,451,006
$16,042,500

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our exposure to market risk is currently confined to our cash, our cash equivalents, and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents, and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of September 30, 2019, $15.0 million was outstanding under the Hercules Credit Facility.

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

From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. We currently are not a party to any threatened or pending material litigation and do not have contingency reserves established for any litigation liabilities. However, third parties might allege that we are infringing their patent rights or that we are otherwise violating their intellectual property rights, including trade names and trademarks. Such third parties may resort to litigation. We accrue contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the nine months ended September 30, 2019 and 2018 was approximately $47.7 million and $28.3 million, respectively. As of September 30, 2019, we had total stockholders’ equity of $50.9 million and an accumulated deficit of $186.2 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Our product candidates, including reproxalap, will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product candidate. We have only one product candidate that has been the focus of significant clinical development: reproxalap, a novel small molecule chemical entity that is believed inhibit RASP, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are in part dependent on successful continued development and ultimate regulatory approval of reproxalap for our future business success. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of reproxalap. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of reproxalap and our other product candidates. The future regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

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

Delays in the commencement or completion of our planned clinical trials for reproxalap or other product candidates could significantly affect our product development costs and timeline. We do not know whether future trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA, or an institutional review board, or IRB, failing to grant permission to proceed or placing a clinical trial on hold;
•	subjects failing to enroll or remain in our clinical trials at the rate we expect;

•	subjects choosing an alternative treatment for the indication for which we are developing reproxalap or other product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	subjects experiencing severe, serious, or unexpected drug-related adverse effects, whether drug-related or otherwise;
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

Product development costs will increase if we have delays in testing or approval of reproxalap or our other product candidates or if we need to perform more, larger, or longer clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we or our partners may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial. If we experience delays in completion of, or if we, the FDA, or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenues, if any, will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of reproxalap or other product candidates could be significantly reduced.

We may find it difficult to enroll patients in our clinical trials or identify patients during commercialization (if our products are approved by regulatory agencies) for product candidates addressing orphan or rare diseases.

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as SLS, lack of availability of, or difficulty recruiting a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

The FDA has the authority to require a risk evaluation and mitigation strategy (REMS) plan as part of a NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, and requiring treated patients to enroll in a registry.

In addition, if reproxalap or any of our other product candidates is approved, our product labeling, advertising, and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Even if we receive regulatory approval for reproxalap or any other product candidate, we still may not be able to successfully commercialize, and the revenue that we generate from its sales, if any, could be limited.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, is also generally necessary for commercial success. In addition, we may not be able to price our products at the expected level or at levels that make successful commercialization viable. The pricing of our products will be subject to numerous factors, many of which are outside of our control, including the pricing of similar products. The degree of market acceptance of our product candidates will depend on a number of factors, including but not limited to:

•	demonstration of clinical efficacy and safety compared to other more-established products;
•	the limitation of our targeted patient populations and other limitations or warnings contained in any FDA-approved labeling;
•	acceptance of a new formulations by health care providers and their patients;
•	the prevalence, seriousness, and severity of any adverse effects;
•	new procedures or methods of treatment that may be more effective in treating conditions for which our products are intended to treat;
•	the safety of product candidates seen in a broader patient group, including their use outside the approved indications;
•	pricing and cost-effectiveness, including the cost of treatment in relation to alternative treatments;
•	the effectiveness of our or any future collaborators’ sales and marketing strategies;
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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors, or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payors on the benefits of reproxalap or any of our other product candidates may require significant resources and may never be successful. In addition, our ability to successfully commercialize our product candidate will depend on our ability to manufacture our products, differentiate our products from competing products and defend the intellectual property of our products.

Additionally, if any of our competitors’ products are approved and are unable to gain market acceptance for any reason, there could be a market perception that products like reproxalap are not able to adequately meet an unmet medical need. If we are unable to demonstrate to physicians, hospitals, third-party payors, and patients that our products are better alternatives, we may not be able to gain market acceptance for our products at the levels we anticipate and our business may be materially harmed as a result.

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

Obtaining coverage and reimbursement approval for a product candidate from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical, and cost effectiveness data for the use of the applicable product candidate to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Further, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidates. If reimbursement is not available or is available only in limited levels, we may not be able to commercialize certain of our product candidates profitably, or at all, even if approved. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the United States healthcare system were recently enacted, including changes to the methods for, and amounts of, Medicare reimbursement. More recently, the current presidential administration and many members of the United States Congress have attempted to repeal and replace the Patient Protection and Affordable Care Act (PPACA), but they have been unsuccessful in doing so as of the date of the filing of this report. We cannot predict the ultimate form or timing of any repeal or replacement of PPACA or the effect such repeal or replacement would have on our business. Regardless of the impact of repeal or replacement of PPACA on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. These reforms could significantly reduce payments from Medicare and Medicaid over the next ten years. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments, or the imposition of enrollment limitations on new providers, may change the availability, methods, and rates of reimbursements from Medicare, private insurers, and other third-party payers for our current and future product candidates, if any, for which we are able to obtain regulatory approval. Some of these changes and proposed changes could result in reduced reimbursement rates for such product candidates, if approved, which would adversely affect our business strategy, operations, and financial results.

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

Our success depends upon the quality of our products. Quality controls, assurance, and management plays an essential role in meeting customer requirements, preventing defects, improving our product candidates and services, and assuring the safety and efficacy of our product candidates. Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations, or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our future products, which may result in difficulty in successfully launching product candidates and the loss of sales, which could have a material adverse effect on our business, financial condition, and results of operations.

Orphan drug designation, breakthrough therapy designation, or fast-track designation from the FDA may be difficult or impossible to obtain, and if we are unable to obtain such designations for reproxalap or our other product candidates, regulatory and commercial prospects may be negatively impacted.

The FDA designates orphan drug designation status to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Drugs that receive an orphan drug designation do not require prescription drug user fees at the time of marketing application, may qualify the drug development sponsor for certain tax credits, and can be marketed without generic competition for seven years. In April 2017, we announced that the FDA granted reproxalap orphan drug designation for the treatment of congenital ichthyosis, a severe skin disease characteristic of SLS. In April 2018, ADX-2191 received orphan drug designation from the FDA for the prevention of proliferative vitreoretinopathy. In addition, it may be difficult or impossible to obtain from the FDA orphan drug designation or a designation that facilitates and expedites development and review of certain new drugs, including breakthrough therapy designation, fast track designation, or any other expedited status that we may apply for in the future, for reproxalap or our other product candidates. We cannot guarantee that we will be able to receive breakthrough therapy or fast-track designation from the FDA for reproxalap or our other product candidates. If we are unable to secure breakthrough therapy designation or fast-track designation for reproxalap or our other product candidates, our regulatory and commercial prospects may be negatively impacted.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of reproxalap and our other product candidates.

As of September 30, 2019, we had only 20 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct the clinical trials for reproxalap and for our other product candidates and, therefore, the timing of the initiation and completion of these trials is controlled by such third parties and may occur on substantially different timing from our estimates. Specifically, we use Contract Research Organizations (CRO) to conduct our clinical trials and we also rely on medical institutions, clinical investigators, and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

There is no guarantee that CROs, investigators, or other third parties on which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed, or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time, and may receive cash or equity compensation in connection with such services.

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

We may not be successful in establishing and maintaining development, commercial, or other strategic partnerships, which could adversely affect our ability to develop and commercialize product candidates.

We have in the past, and may in the future, choose to enter into development or other strategic partnerships, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners and the negotiation process is time consuming and complex. Moreover, we may not be successful in our efforts to establish other development partnerships or other alternative arrangements for any of our product candidates or programs because our research and development pipeline may be insufficient, our product candidates or programs may be deemed to be at too early a stage of development for collaborative effort, and/or third parties may not view our product candidates or programs as having the requisite commercial or technical potential. Even if we are successful in our efforts to establish development or commercial partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are below expectations. Any delay in entering into development partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce competitiveness, if approved.

Moreover, if we fail to maintain partnerships related to our product candidates:

•	the development of certain of our current or future product candidates may be terminated or delayed;
•	our cash expenditures related to development and commercialization of certain of our current or future product candidates would increase significantly and we may need to seek additional financing;
•	we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted; and
•	we will bear all of the risk related to the development and commercialization of any such product candidates.

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

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development, and commercialization of reproxalap or our other product candidates. Inflammatory diseases may be treated with general immune suppressing therapies, including corticosteroids, some of which are generic. Our potential competitors in inflammatory diseases may be developing novel immune modulating therapies that may be safer or more effective than our product candidates.

We may not be successful in executing our sales and marketing strategy for the commercialization of our product candidates. We have no sales, marketing, or distribution capabilities and expect to invest significant financial and management resources to develop these capabilities. If we are unable to establish sales, distribution, and marketing capabilities or enter into agreements with third parties to market, sell, and distribute our product candidates, we may be unable to generate any revenues.

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
•

the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenues generated by reproxalap or any other product candidates that we may develop, in-license, or acquire; and

•	our direct sales and marketing efforts may not be successful.

If we are unable to successfully implement our commercialization plans and drive adoption by patients of our approved product candidates, if any, through our sales, marketing, and commercialization efforts, then we will not be able to generate significant revenue, which will have a material adverse effect on our business, results of operations, financial condition, and prospects.

We are highly dependent on the services of our senior management team and certain key consultants.

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of five individuals and certain other employees: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer; Joshua Reed, M.B.A., our Chief Financial Officer; David J. Clark, M.D., our Chief Medical Officer; David B. McMullin, M.B.A., our Chief Commercial Officer; and Stephen G. Machatha, Ph.D., our Senior Vice President, Technical Operations. Our current management team has only been working together for a relatively short period of time. Our future performance will depend significantly on our ability to successfully integrate our management team, and on those officers’ ability to develop and maintain an effective working relationship. Our failure to integrate these recently hired executive officers with other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates, and our results of operations. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, and drug development consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

In order to commercialize our product candidates, we will need to substantially grow the size of our organization. We may encounter difficulties in managing our growth and expanding our operations successfully.

Because, as of September 30, 2019, we only had 20 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain regulatory and marketing approval of and commercialize our product candidates, and may affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell our product candidates.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of reproxalap or any future product candidates. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what effect changes in regulations, statutes, legal interpretation, or policies, when and if promulgated, enacted, or adopted may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;
•	additional studies, including clinical studies;
•	recall, replacement, or discontinuance of one or more of our products;
•	the payment of additional taxes; or
•	additional record keeping.

Each of these requirements would likely entail substantial time and cost and could adversely harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory approvals for any future products would harm our business, financial condition, and results of operations. We intend to seek approval to market our product candidates in both the United States and in foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to such product candidate. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

In addition, a federal court in Texas ruled in December 2018 that the PPACA is unconstitutional. That decision currently is being appealed and may result in an opinion by appellate courts, including potentially the Supreme Court of the United States, on the constitutionality of the PPACA as revised. We cannot predict the ultimate content, timing, or effect of any such reform activities, litigation, or court decisions on our operations. Additionally, the pricing and reimbursement of pharmaceutical products continues to receive significant attention from U.S. policymakers, the Trump Administration, and others. For example, on January 31, 2019, the Department of Health and Human Services issued a proposed rule that removes from existing anti-kickback statute safe harbor protection certain reductions in price paid by pharmaceutical manufacturers to Medicare Part D plan sponsors, Medicaid MCOs, and those entities’ pharmacy benefit managers (PBMs), and adds two new safe harbors that protect certain point-of-sale price reductions by pharmaceutical manufacturers as well as certain service fee payments from pharmaceutical manufacturer to PBMs. At this time, we cannot predict the impact of this increased scrutiny would have on our business.

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

The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

•	the demand for any product candidates for which we may obtain regulatory approval;
•	our ability to set a price that we believe is fair for our product candidates;
•	our ability to generate revenue and achieve or maintain profitability;
•	our ability to identify and establish strategic partnerships;

•	the level of taxes that we are required to pay; and
•	the availability of capital.

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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce, or in return for, purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers, and formula managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

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

We continue to examine the impact the TCJA may have on our business. The TCJA is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate, and our and our partners’ businesses cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors. Because of our valuation allowance in the U.S., ongoing tax effects of the Act are not expected to materially change our effective tax rate in future periods. The impact of the TCJA on holders of common stock is uncertain and could be materially adverse. This report does not discuss any such tax legislation or the manner in which it might affect investors in common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in common stock.

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

To the extent that we enter markets outside the United States, our business will be subject to political, economic, legal, and social risks in those markets, which could adversely affect our business.

There are significant regulatory and legal barriers in markets outside the United States that we must overcome to the extent we enter or attempt to enter markets in countries other than the United States. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs, and legal systems. Any sales and operations outside the United States would be subject to political, economic, and social uncertainties including, among others:

•	changes and limits in import and export controls;
•	increases in custom duties and tariffs;
•	changes in currency exchange rates;
•	economic and political instability, such as Brexit in the United Kingdom or “trade wars”;
•	changes in government regulations and laws;

•	absence in some jurisdictions of effective laws to protect our intellectual property rights; and
•	currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

The current presidential administration has expressed antipathy towards existing trade agreements such as the North American Free Trade Agreement, greater restrictions on free trade generally, and significant increases on tariffs on goods imported into the United States, particularly from China and Mexico. Changes in United States social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business.

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

We are subject to litigation risks.

From time to time, we may become involved in various litigation matters and claims, including regulatory proceedings, administrative proceedings, governmental investigations, and contract disputes. We may face potential claims or liability for, among other things, breach of contract, defamation, libel, fraud, or negligence. We may also face employment-related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, or other local, state, and federal labor law violations. Because of the uncertain nature of litigation and insurance coverage decisions, the outcome of such actions and proceedings cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price of our securities. In addition, legal fees and costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, financial condition, results of operations, and the trading price of our securities.

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
•

the failure of an acquisition to result in expected benefits, which may include benefits relating to new product candidates, human resources, costs savings, operating efficiencies, goodwill, and other synergies;

•

the difficulty, cost, and management effort required to integrate the acquired businesses, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties;

•	the assumption of certain known or unknown liabilities of the acquired business, including litigation-related liabilities;
•

the reduction of our cash available for operations and other uses, the increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities, or the incurrence of debt;

•	the possibility that we will pay more than the value we derive from the acquisition;
•	the impairment of relationships with our partners, consultants, or suppliers, or those of the acquired business; and
•	the potential loss of key employees of the acquired business.

These factors could harm our business, results of operations, or financial condition.

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

Our employees or others may engage in misconduct or other improper activities, including noncompliance with regulatory standards, regulatory requirements, and insider trading.

We are exposed to the risk of employee and non-employee, fraud or other misconduct. Misconduct by employees, consultants, or agents could include intentional failures to comply with FDA regulations, provide accurate information to regulatory authorities, comply with manufacturing standards we have established, comply with federal and state health care fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Our current and former employees, consultants or sub-contractors may also become subject to allegations of sexual harassment, racial and gender discrimination, or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our company’s brand, reputation and operations. Employee misconduct could also involve improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

In addition, during the course of our operations, our directors, executives, employees, consultants, and other third parties may have access to material, nonpublic information regarding our business, our results of operations, or potential transactions we are considering. We may not be able to prevent trading in our common stock on the basis of, or while having access to, material, nonpublic information. If any such person was to be investigated or an action were to be brought against them for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

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

Composition-of-matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. While we have issued composition-of-matter patents in the United States and other countries for reproxalap and other product candidates, we cannot be certain that the claims in our patent applications covering composition-of-matter of early stage candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute. In addition, there are possibly treatment compositions and methods that we have not conceived of or attempted to patent, and other parties may discover and patent approaches and compositions that are similar to or different from ours.

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

We will require substantial future capital in order to complete the remaining clinical development for reproxalap and our other product candidates, and to potentially commercialize these product candidates, if approved. We expect our spending levels to increase in connection with our clinical trials of reproxalap and our other product candidates, as well as other corporate activities. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•

the type, number, scope, progress, expansion costs, results of, and timing of our planned clinical trials of reproxalap or any our other product candidates that we are pursuing or may choose to pursue in the future;

•

the need for, and the progress, costs, and results of, any additional clinical trials of reproxalap and our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety of reproxalap and our other product candidates;

•	the costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;
•	the costs and timing of obtaining or maintaining manufacturing for reproxalap and our other product candidates, including commercial manufacturing if any product candidate is approved;
•	the costs and timing of establishing sales and marketing capabilities and enhanced internal controls over financial reporting;
•	the terms and timing of establishing collaborations, license agreements, and other partnerships on terms favorable to us;
•	costs associated with any other product candidates that we may develop, in-license, or acquire, including potential milestone or royalty payments;
•	the effect of competing technological and market developments;
•	our ability to establish and maintain partnering arrangements for development; and
•	the costs associated with being a public company.

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

In March 2019, we entered into a credit facility with Hercules Capital that is secured by a lien covering all of our assets, other than our intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock, or make investments. If we default under the terms of the Hercules Credit Facility or any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Our management has broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, management’s ultimate use of cash and cash equivalents may vary substantially from the currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. We expect to use our cash and cash equivalents to: fund our planned clinical trials of reproxalap and our other product candidates, develop other molecules that relate to immune-mediated disease, service our debt obligations, and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited.

As of September 30, 2019, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 39% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We have never declared or paid any cash dividend on our common stock, and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the Hercules Credit Facility currently prohibits, and any future debt financing arrangements may contain terms prohibiting or limiting the amount of, dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in the value of our common stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased shares.

A substantial number of shares of our common stock could be sold into the public market in the near future, which could depress our stock price.

Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. Substantially all of our outstanding common stock is eligible for sale as is common stock issuable under vested and exercisable stock options. If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Existing stockholder sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate.

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

We qualify as an emerging growth company, smaller reporting company, and a non-accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934. As a result, we are not required by Section 404 of the Sarbanes-Oxley Act to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting.

Our management is required by Section 404 of the Sarbanes-Oxley Act to make a formal assessment of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm, however, is not required to attest to the effectiveness of our internal controls over financial reporting until such time as we are no longer either an emerging growth company or a non-accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934. This lack of attestation by our independent registered accounting firm may increase the risk that we fail to detect and remedy any weakness of deficiencies in our internal control over financial reporting. Additionally, at such time as we are subject to the auditor attestation requirements, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating. If we are unable to establish and maintain effective internal controls, it could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

We are incurring significant increased costs and demands upon management as a result of operating as a public company.

As a public company, and particularly if and after we cease to be an “emerging growth company” or a “smaller reporting company,” we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period up to five years from our initial public offering. We intend to continue to take advantage of this new legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned, incurring unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may result in substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

101

The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018; (iii) Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (iv) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

November 7, 2019	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

November 7, 2019	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

 F