Form 10-K
period 2019-12-31
Aldeyra Therapeutics, Inc.
filed 2020-03-12
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(781) 761-4904

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	ALDX	The Nasdaq Stock Market, LLC
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No ☒

As of June 28, 2019, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $152,791,890, based on the closing price of the registrant’s Common Stock, as reported by The Nasdaq Capital Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2020 there were 29,662,125 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2020 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Aldeyra Therapeutics, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

We encourage you to read the discussion and analysis of our financial condition and our financial statements contained in this annual report on Form 10-K. We also encourage you to read Item 1A of Part 1 of this annual report on Form 10-K, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that our results will lead to the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

As used in this annual report on Form 10-K, the terms “Aldeyra,” “Registrant,” “the Company,” “we,” “us,” and “our” mean Aldeyra Therapeutics, Inc., together with its wholly-owned subsidiaries, unless the context indicates otherwise.

INDUSTRY AND MARKET DATA

We obtained the industry, market and certain other data used throughout this annual report on Form 10-K from our own internal estimates and research, as well as from industry and general publications, surveys and studies conducted by third parties. Internal estimates are derived from publicly-available information released by industry analysts and third-party sources, our internal research, and our industry experience, and are based on assumptions made by us based on such data and our knowledge of our industry and market, which we believe to be reasonable. In addition, while we believe the industry, market, and other data included in this annual report on Form 10-K are reliable and based on reasonable assumptions, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

ITEM 1.	BUSINESS

Overview

We are a biotechnology company devoted to developing and commercializing next-generation medicines to improve the lives of patients with immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease (“DED”) and allergic conjunctivitis (“AC”). We have additional product candidates in development for proliferative vitreoretinopathy (“PVR”) and other retinal diseases, autoimmune disease, and cancer. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

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

Our product development pipeline is focused on immune-mediated ocular diseases and select systemic diseases, and encompasses three distinct biological mechanisms of actions: reactive aldehyde species (“RASP”) inhibition, dihydrofolate reductase (“DHFR”) inhibition, and protein chaperome (“CHP”) inhibition. The immunological activity of our product candidates generally leads to diminished levels of pathological inflammation via down-regulation of immune cell activation or proliferation.

Our lead product candidate reproxalap is a RASP inhibitor that has been shown to diminish ocular inflammation, and has demonstrated statistically significant and clinically relevant improvements across an aggregate of six Phase 2 clinical trials in DED and AC, a Phase 3 clinical trial in AC, and Part 1 of a Phase 3 clinical trial in DED, when administered topically to the eye as an ophthalmic solution. Administered to the skin as a topical dermatologic formulation in a Phase 2 clinical trial and in Part 1 of a Phase 3 clinical trial, reproxalap demonstrated statistically significant and clinically relevant improvements in ichthyosis (a severe skin disorder) caused by Sjögren-Larsson Syndrome, a rare RASP-mediated disease with no approved therapy.  A growing body of clinical evidence supports the potential and relevance of RASP inhibition as a new and differentiated mechanism of action. We have discovered and are developing two additional RASP inhibitors, ADX-103 and ADX-629, for the treatment of retinal disease and autoimmune disease, respectively.

As we continue to execute on our strategy of expanding our product candidate pipeline, we intend to license or acquire new immune-modulating approaches with novel therapeutic potential. In January 2019, we acquired Helio Vision, Inc. and thereby obtained rights to ADX-2191, an intravitreal DHFR inhibitor (methotrexate) for the prevention of PVR, a serious sight-threatening retinal disease with no approved treatment. In addition, in December 2016, we in-licensed the clinical-stage product candidate ADX-1612 (investigated in oncology under the name ganetespib), which inhibits CHP, a mechanistically differentiated approach for the potential treatment of inflammatory diseases.

Our active clinical programs include four unique product candidates, representing three distinct mechanisms of action across a number of different potential indications. All of our development plans and timelines are subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, funding, and other factors that could delay the initiation, completion, or reporting of clinical trials. Our pipeline, as of the date of filing this annual report on Form 10-K is illustrated below.

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

The Markets for Our Product Candidates

Dry Eye Disease and Allergic Conjunctivitis – Two Prevalent Diseases with Significant Comorbidity

The symptoms of dry eye disease (“DED”) (ocular pain, dryness, gritty sensation) and allergic conjunctivitis (“AC”) (ocular itching and tearing) are chronic and persistently disturbing, impacting quality of life and leading to loss of work and substantial economic burden.  DED and AC are two of the most common diseases treated by ophthalmologists and optometrists, and physicians and patients regard therapy as inadequate in a substantial number of cases.

There are approximately 20 million DED patients in the United States, yet only two drugs are approved for DED treatment, cyclosporine (0.05% as Restasis® or 0.09% as CequaTM) and lifitegrast (5% as Xiidra®). The activity of both drugs has been observed to be minimal or lacking in the majority of patients, and weeks or months of treatment may be required to achieve even modest clinical benefit. In addition, generic versions of Restasis® are also expected to become available in the U.S. in the near future.

There are approximately 100 million patients in the United States with AC, and we estimate that up to 30 million of such AC patients do not respond adequately to, or are dissatisfied with, topical antihistamines, the current standard of care. A primary reason for dissatisfaction with antihistamines appears to be lack of durable activity, which may be due to the fact that histamine is only one of the biological mediators of the disease, and the fact that increased histamine levels persist for only 10 to 20 minutes following allergen exposure.

Many patients manifest symptoms of both DED and AC, and differential diagnosis can be challenging for physicians. Approximately half of dry eye patients complain of itching, which is generally considered the result of allergy, and approximately half of AC patients complain of dryness, which is generally considered the result of DED. There are currently no United States Food and Drug Administration (“FDA”)-approved products that are indicated to treat both DED and AC. Neither cyclosporine nor lifitegrast have been approved for use in patients with AC, and antihistamines are known to exacerbate ocular dryness. Thus, with the possible exception of topical corticosteroids (discussed below), we believe that no currently available drug for DED or AC is likely to be effective for the treatment of patients who experience symptoms of both diseases.

By inhibiting RASP, which are elevated in a variety of inflammatory diseases, reproxalap represents a novel mechanism for diminishing ocular inflammation in DED and AC. In two Phase 2 clinical trials in DED, two Phase 2 clinical trials in AC, one Phase 3 trial in AC, and Part 1 of a Phase 3 trial in DED, reproxalap demonstrated consistent statistically significant and clinically relevant activity. We believe that reproxalap may have a commercially differentiated product profile versus currently approved drugs for each indication, having shown the potential for early and broad activity in DED, and durable activity in AC. Additionally, reproxalap also has added potential of being the only product able to effectively treat DED and AC, uniquely addressing the needs of the large underserved population that suffers from both diseases.

Based on the late-stage clinical trial results to date, discussed below, we believe reproxalap could offer superior efficacy relative to existing DED medications, particularly with regard to early onset of action and breadth of activity. Thus, our current expectation is that reproxalap could be priced similarly to, or at a premium to, currently marketed drugs for DED, which are generally priced in the range of $500 to $550 per month. The potential size of the DED market is substantial. Of the estimated 34 million patients with DED in the United States, approximately 20 million are diagnosed. Assuming approximately one-third of diagnosed patients are candidates for prescription medication, and assuming approximately six months of therapy per year, the potential total addressable market for reproxalap therapy in DED is greater than $21 billion in the United States.

Contingent on the results of current and planned clinical trials in DED and AC, in addition to regulatory authority approval, we intend to commercialize reproxalap ophthalmic solution directly or through marketing partnerships.

Proliferative Vitreoretinopathy and Other Retinal Diseases

Proliferative vitreoretinopathy (“PVR”) is a rare inflammatory disorder of the retina that leads to severe retinal scarring and blindness, and is the leading cause of failure of retinal reattachment surgery. Over 50% of PVR cases result in severe uncorrectable vision loss (visual acuity of 20/320 or worse), and 76% of PVR patients suffer from at least moderate uncorrectable vision loss. PVR occurs after up to 10% of surgeries for retinal detachment and 50% or more of surgeries for open globe injury. Based on the prevalence of primary retinal detachment, in addition to retinal detachment that occurs as a result of trauma, we estimate that there are, in aggregate, approximately 20,000 treatable cases of PVR in the United States, Europe, and Japan. By inhibiting cell growth and thereby diminishing scar formation, ADX-2191 has the potential to be the first FDA-approved drug for prevention of PVR. In April 2018, ADX-2191 received orphan drug designation from the FDA for the prevention of PVR.  In September 2019, ADX-2191 received fast track designation from the FDA for the prevention of PVR.  ADX-2191 has also been used to treat ocular lymphoma, a rare cancer with no approved therapy.

In addition to PVR, the retina is susceptible to a variety of immune-mediated diseases, many of which are mediated by RASP. Inflammatory retinal disorders that involve RASP include both posterior and pan-uveitis, uveitis-associated macular edema, diabetic macular edema, and diabetic retinopathy. Separately, RASP and RASP-adducts accumulate in dry age-related macular degeneration, Stargardt’s Disease (juvenile dry age-related macular degeneration-like disease), and Sjögren-Larsson Syndrome-associated maculopathy. We believe that the number of patients affected by immune-mediated retinal disorders is considerable. In 2010, the National Eye Institute estimated that diabetic retinopathy and age-related macular degeneration represent approximately 10 million patients in the United States, and is expected to grow to almost 14.5 million by 2030. In 2017, the global ophthalmic drugs market was valued at $23 billion, and the market for retinal diseases accounted 39%, or approximately $9 billion, one of the largest ocular segments. Therefore, we believe that the total market potential of RASP inhibitors for the treatment of retinal disease is substantial.

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

ADX-1612 (investigated in oncology under the name ganetespib) is a novel drug candidate that inhibits the protein chaperome (CHP). CHP is involved in the processing of a variety of proteins, and appears to be particularly important in cellular proliferation. Many immune-mediated diseases are at least in part the result of hyper-proliferation of immune cells, a phenomenon known as lymphoproliferation. Lymphoproliferative diseases include post-transplant lymphoproliferative disorder, systemic lupus erythematosus (lupus), autoimmune lymphoproliferative syndrome, Waldenstrom’s macroglobulinemia, Wiskott-Aldrich syndrome, and myelodysplastic syndromes. We are not aware of any other company that is developing a CHP inhibitor for systemic immune-mediated disease. Similar to lymphoproliferative disease, cancer is also characterized by uncontrolled cellular replication, and ADX-1612 may represent a new therapeutic approach for the treatment of certain cancers in combination with other cancer drugs.

Additionally, our RASP inhibitor platform represents a potential novel therapeutic approach for a variety of common systemic immune-mediated conditions. Because RASP appear to be involved in the generation and potentiation of inflammation in general, we believe the potential therapeutic applicability of RASP inhibitors is broad. We are not aware of any other company actively developing RASP inhibitors. In 2019, we began Phase 1 clinical testing of ADX-629, a novel drug candidate that inhibits RASP.  In 2020, we expect to begin Phase 2a clinical testing of ADX-629 in autoimmune or inflammatory diseases where RASP are implicated as pathologic mediators.

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

Many of our potential competitors have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products, and in the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for products and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product that we may commercialize, and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. In addition, the development of new treatment methods for the diseases we are targeting could render our products non-competitive or obsolete.

While our product candidates may manifest efficacy, tolerability, or safety advantages, many marketed therapies are generic or may be priced considerably lower than the pricing we anticipate for our product candidates. Pricing factors may discourage the initial or prolonged use of our product candidates. In addition, the recent growth of Pharmacy Benefit Managers has diminished the profitability of drug commercialization for smaller companies, and may hamper our ability to support our operations or compete effectively in the marketplace following regulatory approval, if any.

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

Other Immune-Modulating Pharmacotherapies

A myriad of new treatments have been or are being developed to treat inflammatory diseases, and have been used, or in theory could be used, for the treatment of the diseases that our product candidates are intended to target. Immune-modulating products include cytokine inhibitors, immune cell receptor inhibitors, complement inhibitors, and Janus kinase inhibitors. Companies that currently market such therapies include Abbvie, Inc., Johnson & Johnson, UCB Inc. and UCB S.A., Amgen, Inc., Bristol-Myers Squibb Co., and Pfizer, Inc. Currently marketed products may manifest efficacy and safety advantages over our product candidates, and may be used to treat the diseases for which we are developing our product candidates. In addition, CHP inhibitors other than ADX-1612 are in development for the treatment of cancer, and such compounds could theoretically be used for the treatment of immune-mediated diseases. Methotrexate, the active drug substance of ADX-2191, is generically available and has been used as a chemotherapeutic and immune modulating agent, and other formulations or application methods of methotrexate could be developed for the treatment of inflammatory retinal diseases.

Competitive Product Candidates by Indication

We believe the primary competitors by indication with respect to our current programs in late stage-clinical testing are as follows:

Competitive Pharmaceuticals by Indication

Indication	Competitive Products
Dry Eye Disease	Topical immunomodulators, such as cyclosporine (0.05% as Restasis® or 0.09% as CequaTM) and lifitegrast (5% as Xiidra®); topical corticosteroids; and artificial tear solutions

Allergic Conjunctivitis	Topical antihistamines and corticosteroids, nonsteroidal anti-inflammatory drugs (NSAIDs), and mast cell stabilizers

Proliferative Vitreoretinopathy	None

We believe that there is significant unmet medical need for the diseases that we intend to target. If proven to be safe and effective, we believe that our product candidates could be used in place of, or in addition to, current therapies. Currently available therapies for the treatment of DED are generally considered by physicians and patients to be inadequate, may require weeks or months of treatment to achieve even moderate clinical benefit, and have not demonstrated clinical activity in AC, a common comorbidity. In addition, generic versions of Restasis® are also expected to become available in the U.S. in the near future. There is no approved therapy for PVR.

Many drugs are in development for AC and DED. We believe that there are currently no drugs in development for both DED and AC; or PVR. For the diseases we intend to study, there may be other developmental therapies of which we are not aware.

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

Clinical Trial Results and Development Plans

Prior to applying for marketing approval, our product candidates must satisfy regulatory authority requirements for safety and efficacy, including pivotal Phase 3 clinical assessment. Our active clinical programs with reproxalap have consistently demonstrated statistically and clinically significant efficacy, and have advanced to late-stage clinical testing. In addition, reproxalap has been observed to be well-tolerated and reported adverse events were generally mild in our clinical trials to date. Our material clinical results have been previously disclosed elsewhere in detail, and we encourage review of all of our clinical trial disclosures.  All of our development plans and timelines are subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, funding, and other factors that could delay the initiation, completion, or reporting of clinical trials.

Dry Eye Disease

In September 2017, we announced that the results of a randomized, parallel-group, double-masked Phase 2a clinical trial of reproxalap ophthalmic solution demonstrated statistically and clinically relevant improvement from baseline in multiple signs and symptoms associated with dry eye disease. In September 2018, we announced that the results of a randomized, vehicle-controlled, parallel-group, multi-center, double-masked Phase 2b clinical trial of 0.1% and 0.25% concentrations of reproxalap topical ophthalmic solution demonstrated statistically significant improvement over vehicle in ocular signs and symptoms associated with DED (Figure 1). Relative to patients treated with vehicle, patients treated with the 0.25% concentration of reproxalap demonstrated statistically significant and clinically relevant reductions in the Four-Symptom Ocular Dryness Score and the Overall Ocular Discomfort Symptom Score. For drug-treated patients, improvement greater than that of vehicle was consistently observed across all symptoms, and activity versus vehicle was evident as early as two weeks, the first assessment following initiation of therapy. The early onset of symptomatic improvement is consistent with the Phase 2a clinical trial of topical ocular reproxalap in dry eye disease, and is supportive of a differentiated product profile relative to standard of care. Patients treated with the 0.25% concentration of reproxalap also demonstrated reductions in ocular fluorescein staining score that were statistically superior to those of patients treated with vehicle. Both 0.1% and 0.25% reproxalap concentrations demonstrated activity relative to vehicle, and a clear dose response was observed.

Figure 1: Phase 2b Dry Eye Disease Clinical Trial Results

In April 2019, we initiated the RENEW Trial, an ongoing adaptive, two-part, multi-center, randomized, vehicle-controlled, double-masked, parallel-group Phase 3 trial of 0.25% topical ocular reproxalap compared to vehicle in patients with moderate to severe DED.  The primary objective of RENEW Part 1 was to confirm dosing regimen, endpoints, and sample size for RENEW Part 2.  In Part 1 of RENEW, 422 patients were randomized equally to receive either four-times-daily reproxalap or vehicle for twelve weeks (the constant dosing group) or four-times-daily reproxalap or vehicle for four weeks, followed by twice-daily reproxalap or vehicle for eight weeks (the induction-maintenance dosing group).  In December 2019, we announced that, in the induction-maintenance dosing group, the RENEW co-primary endpoint of patient-reported visual analog scale (“VAS”) ocular dryness from Weeks 2 to 12 was achieved (p=0.0004) (Figure 2), and activity was observed as early as one week after initiation of therapy (p=0.001) and was maintained until the end of the trial.

Figure 2: RENEW Part 1 Results – Co-Primary Symptom Endpoint

In the induction-maintenance dosing group from Weeks 2 to 12, reproxalap was statistically superior to vehicle in VAS ocular endpoints for itching (p=0.03), foreign body sensation (p=0.004), discomfort (p=0.003), photophobia (p=0.004), and pain (p=0.03) (Figure 3). In the induction-maintenance dosing group from Weeks 2 to 12, reproxalap was statistically superior to vehicle in Ocular Discomfort & 4-Symptom Questionnaire ocular endpoints for dryness (p=0.01), discomfort (p=0.03), burning (p=0.03), grittiness (p=0.003), and stinging (p=0.02). Although the improvement effect size of the co-primary endpoint of fluorescein nasal region ocular staining did not reach statistical significance, reproxalap was statistically superior to vehicle in reduction from baseline in the induction-maintenance dosing group from Weeks 1 to 4 of treatment (p=0.03), and statistical separation from vehicle was observed at Week 2 (p=0.04). Consistent with previous clinical trials, topical ocular reproxalap was well-tolerated, and reported adverse events were generally mild.

Figure 3: RENEW Part 1 Results – Symptom Treatment Differences Over Weeks 2 to 12

Allergic Conjunctivitis

In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled Phase 2a clinical trial of reproxalap ophthalmic solution in patients with AC demonstrated statistically and clinically significant activity of reproxalap over vehicle in reducing ocular itching and tearing. In June 2017, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled, multi-center Phase 2b clinical trial of 0.1% and 0.5% topical ocular reproxalap in patients with AC demonstrated statistically and clinically significant activity of reproxalap over vehicle in reducing ocular itching. In the Phase 2b clinical trial, which assessed ocular itching (scale 0 to 4) via a conjunctival allergen challenge model (allergen administered directly to the eye), the activity of reproxalap in subjects challenged with seasonal allergens was statistically significantly superior to activity in vehicle-treated subjects, as measured by area under the itch score curve from 10 to 60 minutes post-challenge. In addition, responder (two-point improvement from baseline itch score) probability in drug-treated patients was statistically superior to that of vehicle-treated patients for subjects challenged with seasonal allergens (Figure 4). A clear dose response was observed.

Figure 4: Phase 2b Allergic Conjunctivitis Clinical Trial Results

In March 2019, we announced that the Phase 3 ALLEVIATE clinical trial met the primary endpoint and the key secondary endpoint for both concentrations of reproxalap (Figure 5).  The double-masked, randomized, vehicle-controlled, multi-center, parallel-group conjunctival allergen challenge Phase 3 ALLEVIATE trial assessed the efficacy and safety of 0.25% and 0.5% concentrations of reproxalap topical ophthalmic solutions compared to vehicle in 318 patients (approximately 100 per arm) with seasonal AC. The primary efficacy endpoint was the evaluation of ocular itch score (0 to 4 scale) area under the curve from 10 to 60 minutes after allergen challenge, and the key secondary endpoint was two-point responder rate, a measure of clinical relevance.  Relative to patients treated with vehicle, patients treated with 0.25% and 0.5% reproxalap demonstrated statistically significant reduction in ocular itching (p < 0.0001 and p = 0.0025, respectively), as assessed by area under the ocular itch score curve. Two-point responder rates for 0.25% and 0.5% reproxalap were statistically greater than that of vehicle-treated patients (p = 0.0005 and p = 0.0169, respectively), confirming the clinical relevance of the observed primary endpoint improvements. Both concentrations of reproxalap exhibited an anti-inflammatory profile that is distinct from standard-of-care antihistamine therapy and support a differentiated mechanism of action for the treatment of AC.

Figure 5: Phase 3 ALLEVIATE Allergic Conjunctivitis Clinical Trial Results (0.25% Reproxalap)

In October 2019, we announced expanded results from our allergen chamber clinical methods trial of topical ocular reproxalap in patients with AC.  The double-masked, randomized, vehicle-controlled, crossover allergen chamber clinical methods trial assessed the efficacy and safety of 0.25% and 0.5% concentrations of reproxalap topical ophthalmic solution compared with vehicle in 70 patients with ocular allergy to ragweed. Patient-reported ocular itching and tearing, and investigator-assessed ocular redness, were recorded at various intervals over approximately 3.5 hours during aerosolized exposure to a standardized amount of ragweed pollen. Test article was administered before chamber entry and at 90 minutes post-entry, near the peak of allergy symptoms and signs.  Relative to patients treated with vehicle, patients treated with 0.25% or 0.5% reproxalap demonstrated statistically significant reduction in ocular itching (p<0.0001), redness (p<0.0001), and tearing (p<0.0001). The total ocular symptom score, a combination of itching, redness, and tearing, was also significantly lower in reproxalap-treated subjects than in vehicle-treated subjects (p<0.0001 for both concentrations) (Figure 6). Consistent with the positive results from the Phase 3 ALLEVIATE trial in AC, there was no statistical difference between the activity of 0.25% and 0.5% reproxalap. Consistent with prior clinical experience with topical ocular reproxalap in over 1,100 patients across 13 clinical trials, there were no observed safety or tolerability concerns, and the most common treatment-emergent adverse event was transient instillation site irritation.

Figure 6: Allergen Chamber Clinical Methods Allergic Conjunctivitis Trial Results (0.25% Reproxalap)

In 2020, based on the success of the Phase 3 ALLEVIATE trial and the allergen chamber clinical trial, we initiated the Phase 3 INVIGORATE trial of topical ocular reproxalap for the treatment of AC. The Phase 3 INVIGORATE trial will evaluate 0.25% reproxalap versus vehicle in an allergen chamber. The primary endpoint will be achieved if statistically significant reduction in ocular itching between drug and vehicle is demonstrated at the majority of eleven time points in a pre-specified range from 110 to 210 minutes following chamber entry. In the completed allergen chamber trial, reproxalap was statistically superior to vehicle at every time point to be pre-specified in the INVIGORATE trial.

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

In December 2019, we initiated the Phase 3 GUARD trial, a two-part, multi-center, randomized, controlled, adaptive Phase 3 clinical trial evaluating the efficacy of intravitreal injections of ADX-2191 versus standard-of-care for the prevention of PVR. GUARD will compare recurrent retinal detachment rates over a 24-week period following surgical repair of retinal detachment due to PVR or open globe injury.  In September 2019, the FDA granted fast track designation to ADX-2191 for the prevention of PVR. ADX-2191 has also received orphan drug designation from the FDA for the prevention of PVR.

Sjögren-Larsson Syndrome

In August 2016, we announced that the results of a randomized, parallel-group, double-blind, vehicle-controlled clinical trial of a dermatologic formulation of 1% reproxalap for the treatment of the skin manifestations of Sjögren-Larsson Syndrome (“SLS”) demonstrated clinically relevant activity of reproxalap in diminishing the severity of ichthyosis, a serious dermatologic disease characteristic of SLS. Twelve SLS patients with moderate to severe ichthyosis were randomized equally to receive reproxalap 1% dermatologic formulation or vehicle formulation administered once daily on a 4 x 10 inch area of skin for two months. Ichthyosis was graded by a blinded central review of digital photographs, as well as by clinical exam, using the Ichthyosis Severity Score, which is comprised of assessments of global impression, scaling, erythema (redness), lichenification (thickness) and excoriation (abrasion). As assessed by central review, five of six subjects (83%) treated with reproxalap achieved a rating of “almost clear” or “mild” on global assessment. Six of six (100%) subjects treated with reproxalap improved over the course of therapy as assessed by central review, and the improvement was statistically significantly greater than that observed with vehicle-treated patients. For reproxalap-treated subjects, mean reductions in ichthyosis severity were greater after eight weeks of therapy than after four weeks of therapy, suggesting a disease modifying effect of reproxalap (Figure 7). Topical dermal reproxalap was observed to be generally well tolerated, and there were no significant adverse events, serious adverse events, or discontinuations in the trial.

Figure 7: Sjögren-Larsson Syndrome Phase 2 Clinical Trial Results – Investigator Assessment of Ichthyosis

In August 2019, we announced the completion of Part 1 of the Phase 3 RESET trial, a two-part adaptive, randomized, multi-center, double-masked Phase 3 clinical trial of 1% topical dermal reproxalap for the treatment of ichthyosis, a severe skin disease associated with SLS. In Part 1 of the RESET trial, investigator-assessed dermal scaling scores in the six patients treated with 1% reproxalap topical dermatologic formulation were statistically lower than pre-treatment values over six months of therapy, an improvement that was numerically greater than that observed in the three patients treated with vehicle, when adjusted for baseline score. As a result of the strategic prioritization of late-stage ophthalmology programs announced in March 2020, further development in SLS was placed on hold.

Chaperome-Dependent Cancers

An open-label, multicenter, international, European-based, parallel-group, randomized investigator-sponsored Phase 2 clinical trial of ADX-1612 in combination with other chemotherapies in patients with ovarian cancer, carcinosarcoma, or fallopian tube or primary peritoneal cancer was initiated in November 2018.  Approximately 120 patients are expected to be randomized equally to one of three treatment arms: carboplatin in combination with paclitaxel or gemcitabine followed by niraparib; ADX-1612 in combination with carboplatin followed by niraparib; or ADX-1612 in combination with carboplatin followed by niraparib plus ADX-1612.

In addition, in September 2018, we announced positive results from the MESO-2 investigator-sponsored Phase 1/2 clinical trial of ADX-1612 in patients with pleural malignant mesothelioma. ADX-1612, when combined with standard pemetrexed and platinum therapy, resulted in partial response rates that exceeded historical standard of care. Twenty-seven patients with pleural malignant mesothelioma were enrolled at a single site in the United Kingdom, and were divided into one of three cohorts receiving 100, 150, or 200 mg/m2 of ADX-1612 on days 1 and 15 every 21 days. Of 23 evaluable patients, 22 patients (96%) manifested stable disease or clinical response, and one patient (4%) with non-epithelial histology progressed, as measured by via RECIST (Response Evaluation Criteria in Solid Tumors) criteria. The overall response rate was 61%, relative to historical standard of care response rates of 20% to 40%. The response rate in patients with epithelial histology was 76%. In seven patients, reduction of tumor burden was greater than 50%. One patient remained progression-free after 37 months. ADX-1612 was observed to be well-tolerated, and dose-limiting toxicity was observed in three patients, all of whom were enrolled in the highest dose group.

The Science Supporting Our Product Candidates

Reactive Aldehyde Species

In response to infection, injury, endogenous and exogenous chemical triggers, heat, and other stimuli, pro-inflammatory reactive aldehyde species (“RASP”) are generated through a variety of metabolic processes, including alcohol oxidation, enzymatic and non-enzymatic lipid oxidation, and sphingosine metabolism. RASP appear to effect inflammation signaling via covalent binding to thiol (sulfur-containing) and amine (nitrogen-containing) residues on proteins, including receptors and enzymes. RASP-protein adducts directly influence the function of proteins, leading to activation of intracellular inflammatory factors, including NF-κB, an important mediator in the inflammatory response. In addition, RASP adducts bind to Scavenger Receptor A, which also initiates pro-inflammatory signaling and leads to the formation of antibodies against the adducted protein, at least in part explaining the presence of host-directed antibodies in autoimmune diseases such as rheumatoid arthritis. Levels of RASP are generally observed to be elevated in ocular and systemic inflammatory disease, and thus represent therapeutic targets for immune-modulation.

Because of the inherent toxicity of RASP, most, if not all, living organisms contain enzymes, such as aldehyde reductases and aldehyde dehydrogenases, that convert RASP into non-toxic molecules. Genetic mutations in the RASP-metabolizing enzymes cause disease. In SLS, mutations in fatty aldehyde dehydrogenase are responsible for skin, neurological, and retinal disease. In particular, ichthyosis, the severe skin disease associated with SLS, is thought to be due to RASP binding to epidermal fats that prevent moisture loss, leading to thick, scaly, dry, flaking, wrinkled, pigmented, pruritic (itchy), inflamed skin.

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

•

In mouse models of ocular inflammation and post-surgical healing, topically applied reproxalap ophthalmic solution reduced ocular redness and inflammatory cytokines comparable to corticosteroid therapy and slowed the development of corneal haze (fibrosis). (Data presented at the Association for Research in Vision and Ophthalmology 2015 Annual Meeting)

•

In mice injected with a pro-inflammatory agent known as endotoxin, intraperitoneally administered reproxalap statistically reduced a variety of inflammatory cytokines (protein inflammatory mediators), including IL-5, Il-1ß, IL-17, and TNF-α, while up-regulating the primary anti-inflammatory cytokine, IL-10. Additionally, in models of mouse contact dermatitis (induced by phorbol myristate acetate) and allergic contact dermatitis (induced by sensitivity to oxazolone), reproxalap statistically reduced inflammation as measured by edema (swelling). (Data presented at the American Academy of Asthma Allergy and Immunology 2015 Annual Meeting)

•

In a model of radiation mucositis (oral inflammation) in hamsters, chronic subcutaneous administration of reproxalap reduced healing time and decreased fibrosis (scarring). (Data presented at the Multinational Association of Supportive Care in Cancer – International Society of Oral Oncology 2015 Annual Meeting)

•

In two different mouse models of inflammatory pain, intraperitoneally administered reproxalap dose-dependently reduced nociceptive behavior, suggesting that reproxalap down-regulates pain signaling in inflammation. (Data presented at the 2016 International Conference on Pain Research and Management)

•

In rat cardiomyocyte culture, reproxalap prevented fibrotic transformation, and inhibited NF-κB activation and IL-1ß release. (Data presented at the 2016 American Society for Cell Biology Annual Meeting)

•

In a mouse model of lung inflammation, intraperitoneal administration of reproxalap reduced infiltration of inflammatory cells and levels of pro-inflammatory cytokines in the lung. (Data presented at the 2017 World Congress on Inflammation Annual Meeting)

•

In a rat model of intraocular inflammation, a single intravitreal injection of ADX-103 reduced the development of retinal pathology. (Data presented at the Association for Research in Vision and Ophthalmology 2018 Annual Meeting)

•

In a rat model of diabetic macular edema, intravitreal injection of ADX-103 reduced retinal inflammatory cell infiltration. (Data presented at the Association for Research in Vision and Ophthalmology 2018 Annual Meeting)

Thus, we believe that the immune-modulating mechanism of action of RASP inhibition is potentially multifactorial – lowering inflammation, reducing healing time, diminishing scarring, and mitigating inflammatory pain – and may ameliorate inflammatory disease and deter disease progression in different ways simultaneously.

In addition to the development of reproxalap, we intend to continue the discovery and development of other novel RASP inhibitors, and we intend to continue to develop intellectual property around such molecules. We have identified, synthesized, and tested numerous molecules that may be more potent than reproxalap in inhibiting RASP. We are currently screening novel product candidates to address diseases where topical and systemic administration may reduce RASP-mediated pathology. We have nominated two new RASP inhibitors, ADX-103 and ADX-629, for clinical development.  Development of ADX-103 for the treatment of inflammatory retinal disease may begin in 2021, depending on additional preclinical data, regulatory discussions, funding, and other factors.  Development of ADX-629 for the treatment of autoimmune and other inflammatory diseases began in late 2019.

The Potential of ADX- 2191 to Prevent Proliferative Vitreoretinopathy

Proliferative vitreoretinopathy (“PVR”) is characterized by excessive replication and pro-inflammatory activity of retinal cells, at least a portion of which synthesize collagen, the principal component of scar tissue. Retinal scarring can lead to impairment of vision, including blindness. Methotrexate, the active component of ADX-2191 (intravitreal methotrexate), is a dihydrofolate reductase inhibitor, which has been used to treat cancer and autoimmune disease. The anti-proliferative and anti-inflammatory properties of dihydrofolate reductase inhibition are well described. In preclinical studies of primary cell cultures from PVR patients, dihydrofolate reductase inhibition reduced pathological cell proliferation and scar-like collagen deposition. Thus, the observed clinical activity of ADX-2191 in PVR is believed to be the result of down-regulation of aberrant retinal cell proliferation and activity, thereby leading to reduced retinal scarring.

The Immune Modulating and Anti-Proliferative Activity of Chaperome Inhibition

ADX-1612 is a novel, highly potent small molecule protein chaperome (“CHP”) inhibitor that has completed numerous clinical trials in oncologic diseases. The CHP system is involved in the processing of proteins that are critical for physiologic cellular function.  Inhibition of Hsp90 and potentially other members of the CHP system leads to diminished cellular replication. ADX-1612 appears to be reasonably well tolerated at doses that have been used in clinical testing.

CHP is elevated in autoimmune disease, and is believed to lead to broad activation of the immune system. Preclinical results have shown the potential of ADX-1612 to diminish inflammatory cytokines, immune cell numbers, autoantibody formation, and lymphadenopathy (pathologic swelling of the lymph glands, in part due to immune cell hyper-proliferation). In addition, ADX-1612 appears to preserve organ function in animal models of autoimmune disease. The immune-modulating potential of ADX-1612 was observed clinically in a patient treated for Chronic Myelocytic Leukemia, in whom resolution of vasculitis (a systemic autoimmune disease) occurred during treatment.

ADX-1612 in combination with DNA-damaging agents, may have utility in the treatment of certain cancers. CHP is required for DNA repair, and CHP inhibition in the setting of DNA damage could lead to cancer cell death. In ovarian cancer cell lines, preclinical studies have demonstrated the anti-proliferative synergy of ADX-1612 in combination with platinum-containing DNA damaging agents.

Intellectual Property and Proprietary Rights

Overview

In the United States and abroad, we are building an intellectual property portfolio for reproxalap and other RASP inhibitors, CHP inhibitors, and the therapeutic methods of use of DHFR inhibition. We currently seek, and intend to continue to seek, patent protection in the United States and internationally for our product candidates, methods of use, and processes for manufacture, and for other technologies, where appropriate. Our current policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad relating to proprietary technologies that are important to the development of our business. We also rely on, and will continue to rely on, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technologies that we consider important to our business, our ability to defend our patents, and our ability to preserve the confidentiality of our trade secrets and operate our business without infringing the patents and proprietary rights of third parties.

Patent Portfolio

Our patent portfolio currently includes patents and patent applications covering the composition, formulation, and uses of reproxalap, ADX-103, ADX-629, ADX-1612, and other novel compounds. As of December 31, 2019, we owned eleven United States patents and eight pending United States non-provisional patent applications, as well as numerous foreign counterparts to these patents and patent applications, relating to reproxalap, ADX-103, and ADX-629. Additionally, we have in-licensed certain patents and patent applications relating to ADX-1612, and retain an exclusive license to certain patents related to the use of ADX-2191 for the prevention of proliferative vitreoretinal disease.

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

Licenses and Agreements

Madrigal Agreement

We are developing ADX-1612 pursuant to a License Agreement with Madrigal Pharmaceuticals, Inc. (“Madrigal”), entered into on December 26, 2016 (the “Madrigal Agreement”). Pursuant to the Madrigal Agreement, we obtained an exclusive, worldwide license from Madrigal under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize CHP inhibitors, including ADX-1612 and other molecules (“Madrigal Agreement Products”). We have agreed to use our commercially reasonable efforts to develop Madrigal Agreement Products.

In consideration for the rights licensed under the Madrigal Agreement, we paid Madrigal an upfront license fee of $250,000 and are obligated to make future regulatory and development and sales-dependent milestone payments to Madrigal of less than $340 million in the aggregate (over 80% of such amount being tied to our achievement of increasingly greater annual worldwide net sales milestones), as well as royalty payments to Madrigal at a rate which, as a percentage of net sales, is in the high single digits for products containing ADX-1612 and mid-single digits for any other CHP inhibitor product. We are also obligated under the Madrigal Agreement to pay Madrigal a percentage of certain sublicense revenue that we receive in connection with entering into any sublicensing arrangements with any third parties, at a percentage rate which tiers downward from the mid-twenties to low-single digits based on the development stage of the product at the time of the sublicense.

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

MEEI Agreement

We are developing ADX-2191 pursuant to an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (“MEEI”) originally entered into in July 2016 between MEEI and Helio Vision, Inc. (as amended, the “MEEI Agreement”). We assumed the MEEI Agreement in connection with our 2019 acquisition of Helio Vision.

Pursuant and subject to the MEEI Agreement, we obtained an exclusive, worldwide license from MEEI to develop and commercialize ADX-2191 under certain patents and patent applications, and other licenses to intellectual property (the “MEEI Patent Rights”). We have agreed to use our commercially reasonable efforts to develop ADX-2191 and to meet certain specified effort and achievement benchmarks by certain dates.

In consideration for the rights licensed under the MEEI Agreement, Helio Vision issued MEEI a number of shares of its preferred stock and Helio Vision agreed to pay non-creditable non-refundable license maintenance fees to MEEI of $15,000 on each of the second and third anniversary of the MEEI Agreement, $25,000 on each of the fourth and fifth anniversary of the MEEI Agreement and $35,000 on the sixth and each subsequent anniversary of the MEEI Agreement during the term of such agreement.  In addition, Helio Vision was obligated to make future sales-dependent milestone payments to MEEI of up to the low seven figures in the aggregate, as well as royalty payments to MEEI at a rate which, as a percentage of net sales, is in the low single digits for products that incorporate or use the MEEI Patent Rights in the United States and as a percentage in the low single digits for products that incorporate or use the MEEI Patent Rights outside the United States. We are also obligated under the MEEI Agreement to pay MEEI a percentage of certain sublicense revenue that we receive in connection with entering into any sublicensing arrangements with any third parties, at a percentage rate which tiers downward from low-double digits to mid-single digits based on the date of the sublicense.  Following our acquisition of Helio Vision, we became obligated to make any future payments owed under the MEEI Agreement.  There is no additional equity consideration issuable under the MEEI Agreement.

The MEEI Agreement will remain in effect until the expiration date of the last to expire patent licensed under the MEEI Agreement.   We may terminate the MEEI Agreement with timely written notice to MEEI. MEEI has the right to terminate the MEEI Agreement if we, subject to certain specified cure periods, cease all business operations with respect to licensed products, fail to pay amounts due under the MEEI Agreement, fail to comply with certain due diligence obligations, default in our obligation to maintain insurance, one of our officers is convicted of a felony relating to the manufacture, use, sale or importation of licensed products, we materially breach any provisions of the MEEI Agreement or in the event of our insolvency or bankruptcy.

In the event of an early termination of the MEEI Agreement, all rights licensed and developed by us under the MEEI Agreement may revert back to MEEI. We have agreed to indemnify MEEI for certain claims that may arise under the MEEI Agreement.

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

Employees

As of December 31, 2019, we had 20 full-time employees and had engaged a number of consultants. We expect that a number of consultants previously engaged in development of our product candidates will participate in ongoing clinical and manufacturing activities. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Food Drug and Cosmetic Act (“FDCA”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.

FDA approval is required before any new drug, such as a new chemical entity, or a new dosage form, new use or new route of administration of a previously approved product, can be marketed in the United States. The process required by the FDA before a new drug product may be marketed in the United States generally involves:

•	completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”) regulation;
•	submission to the FDA of an Investigational New Drug application (“IND”) for human clinical testing which must become effective before human clinical trials may begin in the United States;
•	approval by an independent institutional review board (“IRB”) at each site where a clinical trial will be performed before the trial may be initiated at that site;
•

performance of adequate and well-controlled human clinical trials in accordance with current good clinical practices (“cGCP”) to establish the safety and efficacy of the proposed product candidate for each intended use;

•	submission to the FDA of a new drug application (“NDA”) which must be accepted for filing by the FDA;
•

satisfactory completion of an FDA pre-approval inspection(s) of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations;

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

For some products, the FDA may require a risk evaluation and mitigation strategy (“REMS”) which could include measures imposed by the FDA such as prescribing restrictions, requirements for post-marketing studies and reporting or certain restrictions on distribution and use. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to prescription drug program fees. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the submission has been accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA agrees to specific performance goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review NDAs have a goal of being completed within a ten-month timeframe after acceptance of filing. A Priority Review designation is given to products that offer major advances in treatment or provide a treatment where no adequate therapy exists. The goal for completing a Priority Review is six months after acceptance of filing.

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

After the FDA evaluates the NDA and, in some cases, the related manufacturing facilities, it may issue an approval letter or a Complete Response Letter (“CRL”) to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

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

Research and Development Expenses

Substantially all of our research and development expenses incurred to date have been related to the development of reproxalap and our other product candidates. Our research and development expenses totaled $44.4 million for the year ended December 31, 2019 and $29.8 million for the year ended December 31, 2018.

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

Risks Related to our Business, Financial Position and Capital Requirements

We have incurred significant operating losses since inception and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the year ended December 31, 2019 and 2018 was approximately $60.8 million and $38.9 million, respectively. As of  December 31, 2019, we had total stockholders’ equity of $48.1 million and an accumulated deficit of $199.4 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

We currently generate no revenue from sales, and we may never be able to commercialize reproxalap or our other product candidates. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we or any of our future development partners succeed in obtaining regulatory approval and commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our business is dependent in large part on the success of a single product candidate, reproxalap, for which we are researching multiple indications. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, reproxalap.

Our product candidates, including reproxalap, will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product candidate. We have only one product candidate that has been the focus of significant clinical development: reproxalap, a novel small molecule chemical entity that is believed inhibit RASP, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are in part dependent on successful continued development and ultimate regulatory approval of reproxalap for our future business success. Any negative results or perceived negative results in clinical trials for one indication may have an adverse effect on our ability to develop and potentially commercialize reproxalap for the treatment of another indication. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of reproxalap. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of reproxalap and our other product candidates. The future regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to pursue our business plans and complete necessary clinical trials;
•	we may not be able to provide sufficient evidence of safety and efficacy to continue a development program or obtain regulatory approval;

•	the results of our clinical trials may not meet the endpoints, or level of statistical or clinical significance required by the FDA, or comparable foreign regulatory bodies, for marketing approval;
•	the safety and efficacy results of our later phase or larger clinical trials may not confirm the results of our earlier trials;
•	patients in our clinical trials may demonstrate greater response rates or improvements from vehicle or in the non-treatment arm then was expected when designing and powering our clinical trials;
•	there may be variability in patients, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
•

the initial parts of adaptive clinical trials are not designed to be pivotal or definitive, as such we may not satisfy the designated endpoints and also may need to revise the design or endpoints to achieve success in later parts of the trial or potentially abandon the trial;

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our clinical trial and development programs;
•	addition or termination of clinical trials or development programs;
•	any intellectual property infringement lawsuit in which we may become involved;
•	regulatory developments affecting reproxalap and our other product candidates;

•	our establishment of a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	our execution of any collaborative, licensing, or similar arrangements, and the timing of payments we may make or receive under these arrangements;
•	the number of administrative, clinical, regulatory and scientific personnel we engage;
•	nature and terms of stock-based compensation grants; and

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

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

The development and commercialization of biopharmaceutical products is capital intensive.  We are advancing reproxalap and our other product candidates through pre-clinical and clinical development, including our multiple ongoing and planned clinical trials for our product candidates. We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of, and, if successful, seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to manufacturing, product sales, marketing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts.

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings or other sources.  The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

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

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings, including debt financings. The state of the global economy and market instability has made the business climate volatile and more costly. Uncertain economic conditions, uncertainty as to the general direction of the macroeconomic environment and the price of our common stock, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders or be excessively dilutive. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

If we are unable to obtain funding on a timely basis, we will be unable to complete the planned clinical trials for reproxalap and our other product candidates and we may be required to significantly curtail, delay or discontinue one or more of our pre-clinical studies, clinical trials or other research or development programs, or the commercialization of any product candidate.  We may also be unable to expand our operations or otherwise capitalize on our business opportunities, may need to restructure our organization, or may be required to relinquish rights to our candidates or other technologies, or otherwise agree to terms unfavorable to us. Any of these occurrences could materially affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to stockholders, restrict our operations or require us to relinquish rights to its technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market on our own.

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

The United Kingdom’s withdrawal from the European Union could result in increased regulatory and legal complexity, which may make it more difficult to for us to do business in Europe and impose additional challenges in securing regulatory approval of our product candidates in Europe.

The United Kingdom’s exit from the European Union, or Brexit, and the related negotiations have caused political and economic uncertainty, including in the regulatory framework applicable to our operations and vaccine candidates in the United Kingdom and the European Union, and this uncertainty may persist for years. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. For instance, preparations for Brexit have resulted in the decision to move the European Medicines Agency from the United Kingdom to the Netherlands. This transition may cause disruption or delays in granting clinical trial authorization or opinions for marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supple chain for clinical trial product and final authorized formulations.

The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom. It is possible that there will be increased regulatory complexities, which can disrupt the timing of our clinical trials and regulatory approvals. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenues and achieve and sustain profitability.

In addition, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union. Given these possibilities and others we may not anticipate, as well as the absence of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the United Kingdom from the European Union will have and how such withdrawal will affect us, and the full extent to which our business could be adversely affected.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain other tax assets (“tax attributes”) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Prior to December 31, 2018, we underwent three ownership changes and it is possible that additional ownership changes have occurred since. However, management believes that we have sufficient “Built-In-Gain” to offset any Section 382 limitation generated by such ownership changes. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOLs carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOLs carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

Risks Related to the Development and Commercialization of our Product Candidates

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

•	the proprietary rights of third parties, which may preclude us from developing or commercializing a product candidate;
•	determining that a product candidate may be uneconomical for us to develop or commercialize, or may fail to achieve market acceptance or adequate pricing or reimbursement;
•	our expectations regarding our expenses and revenue, the sufficiency or use of our cash resources and needs for additional financing;
•	our inability to secure strategic partners which may be necessary for advancement of a product candidate into clinical development or commercialization; or
•	our prioritization of other indications or product candidates for advancement.

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

•	file for and obtain required regulatory approvals for our product candidates;
•	manage our spending as costs and expenses increase due to the performance and completion of clinical trials, attempting to obtain regulatory approvals, manufacturing and commercialization;
•	secure substantial additional funding;
•	develop and maintain successful strategic relationships;
•	build and maintain a strong intellectual property portfolio;
•	build and maintain appropriate clinical, regulatory, quality, manufacturing, compliance, sales, distribution, and marketing capabilities on our own or through third parties;
•	implement and maintain operational, financial and management systems;
•	price our product candidates, if approved, at expected levels and obtain and maintain sufficient insurance and reimbursement from insurers and other programs; and
•	gain broad market acceptance for our product candidates.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, raise capital, expand our business, or continue our operations. Further, even if we are successful in clinical trials of product candidates, we may choose to place further development or commercialization on hold given perceived marketing challenges or the relative differences in commercial attractiveness within our portfolio.

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

Our clinical focus is on the development of new products for inflammation and an inborn error of metabolism. Our Phase 3 vehicle-controlled clinical program in noninfectious anterior uveitis and our Phase 3 clinical program in SLS represent the first such clinical trials performed. In June 2019, we announced that statistical significance was not achieved for the primary or secondary endpoints in our SOLACE Trial in noninfectious anterior uveitis, due to high rates of disease resolution in vehicle-treated patients. We are performing adaptive trials in dry eye disease (“RENEW”) and proliferative vitreoretinopathy (“GUARD”), and may do so with other indications in the future. In an adaptive trial, the initial parts of the trial are not designed to be pivotal or definitive. Rather, the initial parts of adaptive trials are expected to provide data to guide subsequent parts of the trial, which could require design changes, including but not limited to, different endpoints. In addition, following the initial parts of adaptive trials, we may, among other things, determine to continue to the subsequent parts of the trial, conclude the trial based on its success or failure in such initial parts, or to discuss the trial results and regulatory pathway with regulatory authorities prior to determining next steps with respect to the trail and development program. For example, in August 2019, we announced that statistically significant improvement from baseline was observed in Part 1 of the Phase 3 RESET trial in SLS. However, due to the novel nature of reproxalap, the limited population of SLS patients, and the uncertain regulatory pathway in SLS, in connection with the strategic prioritization of late-stage ophthalmology programs announced in March 2020, further development in SLS was placed on hold.  As such, the likelihood of success in our late-stage clinical programs cannot necessarily be predicted.

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

We are performing adaptive trials in dry eye disease (“RENEW”) and proliferative vitreoretinopathy (“GUARD”). For the reasons stated above, detailed results from RENEW Part 1 have not, and from the initial part of GUARD may not, be disclosed until the completion of subsequent parts of the trials, or until the entire adaptive trial has completed. Further, the initial parts of adaptive trials may be performed in part to assess biomarkers or surrogate markers that may require substantial time to generate, analyze, and interpret. Thus, disclosure of clinical results from the initial parts of adaptive trials may also be delayed due to the time required for biomarker or surrogate marker assessment.

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

The novel coronavirus outbreak that began in China may affect our ability to recruit or retain patients for our clinical trials, disrupt our supply chains or have other adverse effects on our business and operations.

In December 2019, an outbreak of respiratory illness began in Wuhan, China. As of March 2020, that outbreak has led to thousands of confirmed cases worldwide, with many countries throughout the world confirming cases. The World Health Organization has declared the outbreak a global public health emergency. In addition to those who have been directly affected, millions more have been affected by government efforts around the world to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; the capital markets and the economy in general has been volatile; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of traveling to our clinical trial sites because of the outbreak. We and our third-party contract manufacturers, contract research organizations and clinical sites may also face disruptions in procuring items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak.

We may find it difficult to enroll patients in our clinical trials or identify patients during commercialization (if our products are approved by regulatory agencies) for product candidates addressing orphan or rare diseases.

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including PVR. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as PVR and SLS, lack of availability of, or difficulty recruiting a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

The FDA has the authority to require a risk evaluation and mitigation strategy (“REMS”) plan as part of a NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, and requiring treated patients to enroll in a registry.

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

Further, our ability to successfully commercialize ADX-2191, if approved, depends on a number of additional factors, including but not limited to, the level of enforcement by the FDA to ensure that compounded copies of commercially available FDA-approved products manufactured by compounding pharmacies, including compounded copies of ADX-2191, that may be in violation of the federal Drug Quality and Security Act (“DQSA”) and other relevant provisions of the United States Federal Food, Drug, and Cosmetic Act, are not produced and dispensed to patients.

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

We focus our research and product development on treatments for immune-mediated diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected.  In addition, our product candidates may not achieve commercial success due to market conditions or regulatory challenges.

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

Obtaining coverage and reimbursement approval for a product candidate from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical, and cost effectiveness data for the use of the applicable product candidate to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Further, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidates. If reimbursement is not available or is available only in limited levels, we may not be able to commercialize certain of our product candidates profitably, or at all, even if approved. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Comprehensive reforms to the United States healthcare system were recently enacted, including changes to the methods for, and amounts of, Medicare reimbursement. More recently, the current presidential administration and many members of the United States Congress have attempted to repeal and replace the Patient Protection and Affordable Care Act (“PPACA”), but they have been unsuccessful in doing so as of the date of the filing of this report. We cannot predict the ultimate form or timing of any repeal or replacement of PPACA or the effect such repeal or replacement would have on our business. Regardless of the impact of repeal or replacement of PPACA on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. These reforms could significantly reduce payments from Medicare and Medicaid over the next ten years. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments, or the imposition of enrollment limitations on new providers, may change the availability, methods, and rates of reimbursements from Medicare, private insurers, and other third-party payers for our current and future product candidates, if any, for which we are able to obtain regulatory approval. Some of these changes and proposed changes could result in reduced reimbursement rates for such product candidates, if approved, which would adversely affect our business strategy, operations, and financial results.

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

As of December 31, 2019, we had only 20 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct the clinical trials for reproxalap and for our other product candidates and, therefore, the timing of the initiation and completion of these trials is controlled by such third parties and may occur on substantially different timing from our estimates. Specifically, we use Contract Research Organizations (“CRO”) to conduct our clinical trials and we also rely on medical institutions, clinical investigators, and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of SLS and PVR, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. While there are no drugs currently approved in the United States for the temporary relief of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over the counter artificial tears, Restasis®, Xiidra®, Cequa TM and off label use of corticosteroids. Generic versions of Restasis® are also expected to become available in the U.S. in the near future. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of five individuals and certain other employees: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer; Joshua Reed, M.B.A., our Chief Financial Officer; David B. McMullin, M.B.A., our Chief Commercial Officer; James A. Gow, M.D., our Senior Vice President, Clinical Development; and Stephen G. Machatha, Ph.D., our Senior Vice President, Technical Operations. Our current management team has only been working together for a relatively short period of time. Our future performance will depend significantly on our ability to successfully integrate our management team, and on those officers’ ability to develop and maintain an effective working relationship. Our failure to integrate these recently hired executive officers with other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates, and our results of operations. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, and drug development consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

Because, as of December 31, 2019, we only had 20 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

In the United States, the Medical Modernization Act of 2003 (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formulas where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In early 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, “PPACA”), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. Effective October 1, 2010, the PPACA’s definition of “average manufacturer price” was revised for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. The law appears likely to continue the pressure on pharmaceutical pricing, especially under Medicare, and may also increase our regulatory burdens and operating costs.

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

In addition, a federal court in Texas ruled in December 2018 that the PPACA is unconstitutional. That decision currently is being appealed and may result in an opinion by appellate courts, including potentially the Supreme Court of the United States, on the constitutionality of the PPACA as revised. We cannot predict the ultimate content, timing, or effect of any such reform activities, litigation, or court decisions on our operations. Additionally, the pricing and reimbursement of pharmaceutical products continues to receive significant attention from U.S. policymakers, the Trump Administration, and others. For example, on January 31, 2019, the Department of Health and Human Services issued a proposed rule that removes from existing anti-kickback statute safe harbor protection certain reductions in price paid by pharmaceutical manufacturers to Medicare Part D plan sponsors, Medicaid MCOs, and those entities’ pharmacy benefit managers (“PBMs”), and adds two new safe harbors that protect certain point-of-sale price reductions by pharmaceutical manufacturers as well as certain service fee payments from pharmaceutical manufacturer to PBMs. At this time, we cannot predict the impact of this increased scrutiny would have on our business.

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

In December 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“TCJA”), was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (“IRC”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system, and modifies or repeals many business deductions and credits.

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

Our business is subject to political, economic, legal, and social risks in those markets, which could adversely affect our business.

There are significant regulatory, economic and legal barriers in markets in the United States and outside the United States that we must overcome. We may be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs, and legal systems. Any sales and operations would be subject to political, economic, and social uncertainties including, among others:

•	changes and limits in import and export controls;
•	increases in custom duties and tariffs;
•	changes in currency exchange rates;
•	economic and political instability, such as Brexit in the United Kingdom or “trade wars”;
•	the impact of public health epidemics on employees, suppliers, customers and the global economy, such as the recent outbreak of a novel strain of coronavirus first identified in Wuhan, China;
•	changes in government regulations and laws;
•	absence in some jurisdictions of effective laws to protect our intellectual property rights; and
•	currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

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

Security breaches, loss of data and other disruptions to us or our third-party service providers could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including legally protected health information, personally identifiable information about patients, intellectual property, and our proprietary business and financial information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we are not aware of any such attack or breach, if such event would occur and cause interruptions in our operations, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under federal, state, and international laws that protect the privacy of personal information, such as HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our ability to conduct our clinical trials, conduct research and development activities, collect, process and prepare company financial information, provide information about our product candidates and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-

imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which was enacted in California in 2018 and components of which were scheduled to go into effect on January 1, 2020. The CCPA will, among other things, require covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Recent developments in Europe have created compliance uncertainty regarding the processing of personal data from Europe. For example, the General Data Protection Regulation, or GDPR, which became effective in the E.U. on May 25, 2018, applies to our activities conducted from an establishment in the EU or related to products and services that we offer to E.U. users. The GDPR creates new compliance obligations applicable to our business, which could cause us to change our business practices, and increases financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). As a result, we may need to modify the way we treat such information.

Our internal computer systems, or those of our development partners, third-party clinical research organizations, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants, and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While to our knowledge we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

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

Composition-of-matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. While we have issued composition-of-matter patents in the United States and other countries for reproxalap and other product candidates, we cannot be certain that the claims in our patent applications covering composition-of-matter of early stage candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute. In addition, there are possibly treatment compositions and methods that we have not conceived of or attempted to patent, and other parties may discover and patent approaches and compositions that are similar to or different from ours.

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

Any such claims against us could also be deemed to constitute an event of default under our loan and security agreement with Hercules Capital, Inc. (“Hercules”). In the case of a continuing event of default under the loan, Hercules, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. In the event we do not or are not able to repay the obligations at the time a default occurred, Hercules may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Hercules under the loan.

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

Our stock price has been and will likely continue to be volatile for the foreseeable future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•	the expectations of investors or securities analysts regarding our business and clinical development program, including interim or final top-line results that we may announce;
•	regulatory developments in the United States and foreign countries;
•	our ability to enroll patients in our clinical trials;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the United States healthcare system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	sales of our stock by insiders and 5% stockholders;
•	trading volume of our common stock;
•	general economic, industry, and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability, or other litigation against us.

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

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market (“Nasdaq”), such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

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

As of December 31, 2019, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 35% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We are a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934.  For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements However, our status as a smaller reporting company will not exempt us from the requirement to provide the annual attestation report from our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting.  We cannot predict if investors will find our common stock less attractive because we may rely on smaller reporting company exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We are incurring significant increased costs and demands upon management as a result of operating as a public company.

As a public company, and particularly if and after we cease to be a “smaller reporting company,” we incur significant legal, accounting, and other expenses that we did not incur as a private company. We ceased to be an “emerging growth company,” as defined in the JOBS Act, on December 31, 2019. As a result, we expect to incur additional expenses and to devote increased management time toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies.  We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may result in substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting.  In addition, as a result of our ceasing to be an emerging growth company as of December 31, 2019, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will be required to continue to upgrade and maintain our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff.

As we grow, we plan to hire additional personnel and engage in external temporary resources and may implement, document, and modify policies and procedures to maintain effective internal controls. However, we may identify deficiencies and weaknesses or fail to remediate previously identified deficiencies in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.  In addition, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our offices are located in Lexington, Massachusetts. As of December 31, 2019, we had leased approximately 9,351 square feet of office space pursuant to leases that expire in 2020. Management believes that this office space is suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms.

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

Holders of Record

As of December 31, 2019, there were 45 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a biotechnology company devoted to developing and commercializing next-generation medicines to improve the lives of patients with immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease (“DED”) and allergic conjunctivitis (“AC”). We have additional product candidates in development for proliferative vitreoretinopathy (“PVR”) and other retinal diseases, autoimmune disease, and cancer. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

Our lead product candidate reproxalap is a reactive aldehyde species (“RASP”) inhibitor that has been shown to diminish ocular inflammation, and has demonstrated statistically significant and clinically relevant improvements across an aggregate of six Phase 2 clinical trials in DED and AC, a Phase 3 clinical trial in AC, and Part 1 of a Phase 3 clinical trial in DED, when administered topically to the eye as an ophthalmic solution. Administered to the skin as a topical dermatologic formulation in a Phase 2 clinical trial and in Part 1 of a Phase 3 clinical trial, reproxalap demonstrated statistically significant and clinically relevant improvements in ichthyosis (a severe skin disorder) caused by Sjögren-Larsson Syndrome (“SLS”), a rare RASP-mediated disease with no approved therapy.  A growing body of clinical evidence supports the potential and relevance of RASP inhibition as a new and differentiated mechanism of action. We have discovered and are developing two additional RASP inhibitors, ADX-103 and ADX-629, for the treatment of retinal disease and autoimmune disease, respectively.

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

In June 2017, we entered into a Controlled Equity Offering SM Sales Agreement (“Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which we could offer and sell, from time to time through Cantor, shares of our common stock, providing for aggregate sales proceeds of up to $20,000,000. For the year ended, December 31, 2018, we sold an aggregate of 1,796,306 shares of common stock and received $14.2 million after deducting commissions related to the Cantor Sales Agreement and other offering costs. In October 2018, we closed an underwritten public offering in which we sold an aggregate of 5,250,000 shares of common stock. The net proceeds of the offering were approximately $67.6 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us.

In December 2018, we entered into an Open Market Sale Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares.  We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitations and offers under the Jefferies Sales Agreement. During the year ended December 31, 2019, we sold, at a volume-weighted average price of $9.73, an aggregate of 1.3 million shares of common stock and received $8.0 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs. From January 1, 2020 through March 12, 2020, we sold at a volume-weighted average price of $5.79 an aggregate of 562,669 shares of common stock and received $3.2 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs.

In March 2019, we entered into the Hercules Credit Facility, pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan Agreement provides for an initial term loan advance of up to $5.0 million at our option, commencing on March 25, 2019 through and including April 15, 2019, which expired unutilized; three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019, March 31, 2020, and March 31, 2021, respectively, the first of tranche of which was drawn down in full by the Company in September 2019; and a final additional term loan advance of up to $10.0 million prior to December 31, 2020, at our option, subject to approval by Lender’s investment committee. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of December 31, 2019, $15.0 million was outstanding under the Hercules Credit Facility.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. In addition, as capital resources permit, we may augment or otherwise modify the clinical development plans described herein.

Our Agreement with Madrigal

We are developing ADX-1612 pursuant to a License Agreement with Madrigal Pharmaceuticals, Inc. (“Madrigal”), entered into on December 26, 2016 (the “Madrigal Agreement”). Pursuant to the Madrigal Agreement, we obtained an exclusive, worldwide license from Madrigal under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize Hsp90 inhibitors, including ADX-1612 (investigated in oncology under the name ganetespib) (“Madrigal Agreement Products”). We have agreed to use our commercially reasonable efforts to develop Madrigal Agreement Products.

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

The Madrigal Agreement will remain in effect until all payment obligations under the Madrigal Agreement expire. We may terminate the Madrigal Agreement in its entirety or on a Madrigal Agreement Product-by Madrigal Agreement Product basis with timely notice to Madrigal. Either party may terminate the Madrigal Agreement for uncured material breach by the other party or upon certain insolvency or bankruptcy proceedings involving the other party, both with timely notice to the other party. In addition, Madrigal has the right to terminate the Madrigal

Agreement if we, our affiliates, or sublicensees interferes with, challenges the validity or enforceability of, opposes the extension of, or grant of a supplementary protection certificate with respect to any of our licensed patents under the Madrigal Agreement. In the event of an early termination of the Madrigal Agreement, all rights licensed and developed by us under the Madrigal Agreement may revert back to Madrigal. Each party has agreed to indemnify the other party for certain third party claims arising under the Madrigal Agreement.

Our Agreement with MEEI

We are developing ADX-2191 pursuant to an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (“MEEI”) originally entered into in July 2016 between MEEI and Helio Vision, Inc. (as amended, the “MEEI Agreement”). We assumed the MEEI Agreement in connection with our 2019 acquisition of Helio Vision.

Pursuant and subject to the MEEI Agreement, we obtained an exclusive, worldwide license from MEEI to develop and commercialize ADX-2191 under certain patents and patent applications, and other licenses to intellectual property (the “MEEI Patent Rights”). We have agreed to use our commercially reasonable efforts to develop ADX-2191 and to meet certain specified effort and achievement benchmarks by certain dates.

In consideration for the rights licensed under the MEEI Agreement, Helio Vision issued MEEI a number of shares of its preferred stock and Helio Vision agreed to pay non-creditable non-refundable license maintenance fees to MEEI of $15,000 on each of the second and third anniversary of the MEEI Agreement, $25,000 on each of the fourth and fifth anniversary of the MEEI Agreement and $35,000 on the sixth and each subsequent anniversary of the MEEI Agreement during the term of such agreement.  In addition, Helio Vision was obligated to make future sales-dependent milestone payments to MEEI of up to the low seven figures in the aggregate, as well as royalty payments to MEEI at a rate which, as a percentage of net sales, is in the low single digits for products that incorporate or use the MEEI Patent Rights in the United States and as a percentage in the low single digits for products that incorporate or use the MEEI Patent Rights outside the United States. We are also obligated under the MEEI Agreement to pay MEEI a percentage of certain sublicense revenue that we receive in connection with entering into any sublicensing arrangements with any third parties, at a percentage rate which tiers downward from low-double digits to mid-single digits based on the date of the sublicense.  Following our acquisition of Helio Vision, we became obligated to make any future payments owed under the MEEI Agreement.  There is no additional equity consideration issuable under the MEEI Agreement.

The MEEI Agreement will remain in effect until the expiration date of the last to expire patent licensed under the MEEI Agreement.   We may terminate the MEEI Agreement with timely written notice to MEEI. MEEI has the right to terminate the MEEI Agreement if we, subject to certain specified cure periods, cease all business operations with respect to licensed products, fail to pay amounts due under the MEEI Agreement, fail to comply with certain due diligence obligations, default in our obligation to maintain insurance, one of our officers is convicted of a felony relating to the manufacture, use, sale or importation of licensed products, we materially breach any provisions of the MEEI Agreement or in the event of our insolvency or bankruptcy.

In the event of an early termination of the MEEI Agreement, all rights licensed and developed by us under the MEEI Agreement may revert back to MEEI. We have agreed to indemnify MEEI for certain claims that may arise under the MEEI Agreement.

Our Acquisition of Helio Vision, Inc.

On January 28, 2019, we acquired Helio Vision, Inc., a Delaware corporation (“Helio”).  As a result of the acquisition, we issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. We, subject to the conditions of the acquisition agreement, will be obligated to make additional payments to the former securityholders of Helio as follows: (a) $2.5 million of common stock on the date that is 24 months following the closing date; (b) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label (“PVR”) prior to the 10th anniversary of the closing date; and (c) $2.5 million of common stock following FDA of a new drug approval application for an indication (other than PVR) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of Common Stock.

Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

The founders were issued 568,627 shares and non-founders were issued 591,817 shares.  The Company recognizes the expense associated with the founders’ restricted shares as compensation expense on a straight-line basis as the shares vest over the three-year period. For the year ended December 31, 2019, the Company recorded $2.2 million of research and development compensation expense for the founders’ restricted shares.   During the year ended December 31, 2019, the Company recorded $6.6 million of IPR&D expense related to the fair value of consideration given which includes transaction costs and the deferred tax impact of the Helio acquisition.

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

General and administrative expenses

Our general and administrative expenses consisted primarily of payroll expenses and related benefits, including stock-based compensation for our full-time employees during the years ended December 31, 2019 and 2018. Other general and administrative expenses include professional fees for auditing, tax, and legal services, including patent related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintain compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Total other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the year ended December 31, 2019, comprehensive loss is equal to our net loss of $60.8 million and an unrealized gain on marketable securities of $15,000. For the year ended December 31, 2018, comprehensive loss is equal to our net loss of $38.9 million and an unrealized gain on marketable securities of $9,000.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

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

Other Information

Net Operating Loss Carryforwards

As of December 31, 2019, the Company had federal and state income tax net operating loss (“NOL”) carryforwards of approximately $139.5 million and $133.9 million, respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards will expire at various dates through 2037. Federal NOLs generated during the years ended December 31, 2018 and thereafter will carry forward indefinitely.  As of December 31, 2019, we have federal and state research and development tax credit carryforwards of approximately $4.2 million and $0.8 million, respectively, which will expire at various dates through 2039.

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets (“tax attributes”) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Prior to December 31, 2018, we underwent three ownership changes and it is possible that additional ownership changes have occurred since. However, Management believes that we have sufficient “Built-In-Gain” to offset any Section 382 limitation generated by such ownership changes. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations.

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

Recent Accounting Pronouncements

Recent accounting pronouncements which may be applicable to us are described in Note 2 to our Consolidated Financial Statements included in the Annual Report on Form 10-K.

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

Comparison of Years Ended December 31, 2019 and 2018

Net loss. Net loss for the years ended December 31, 2019 and 2018 was approximately $60.8 million and $38.9 million, respectively. As of December 31, 2019, we had total stockholders’ equity of $48.1 million. Losses have resulted principally from costs incurred in our clinical trials and other research and development programs, IPR&D and amortization costs of founders’ stock related to the acquisition of Helio in January 2019, and from our general and administrative expenses.

Research and development expenses. Research and development expenses were $44.4 million for the year ended December 31, 2019 compared to $29.8 million for the same period in 2018. The increase of $14.6 million is primarily related to the increase in our external research and development expenditures, including clinical, manufacturing, and pre-clinical activities; an increase in personnel costs; and non-cash compensation costs related to a portion of the upfront consideration paid to the founders of Helio, which is subject to vesting based on continuous service.

General and administrative expenses. General and administrative expenses were $12.2 million for the year ended December 31, 2019, compared to $9.9 million for the year ended December 31, 2018. The increase of approximately $2.3 million is primarily related to an increase in personnel costs, including stock-based compensation and public company costs primarily related to continuing compliance with the Sarbanes-Oxley Act of 2002.

Acquired in-process research and development expenses. Acquired in-process research and development expenses were $6.6 million for the year ended December 31, 2019. We did not have acquired in-process research and development expense for the year ended December 31, 2018. The $6.6 million increase is related to the in-process research and development expenses associated with the January 2019 acquisition of Helio. We determined that the assets acquired from Helio did not constitute a business since substantially all of the assets acquired were related to ADX-2191, and that the transaction would be accounted for as an asset acquisition. As the asset and development program acquired from Helio are at an early stage of development and determining the future economic benefit of the acquired assets at the date of acquisition is highly uncertain, the fair value of the assets was fully expensed as in-process research and development. During the year ended December 31, 2019, we recorded $6.6 million of acquired in-process research and development expense related to the fair value of consideration given, which includes transaction costs.

Other income (expense). Total other income (expense) was approximately $938,000 for the year ended December 31, 2019, compared to $806,000 for the year ended December 31, 2018, and consisted of interest income, partially offset by interest expense related to our credit facility.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowed under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At December 31, 2019, we had total stockholders’ equity of approximately $48.1 million and cash, cash equivalents, and marketable securities of $73.4 million. During the year ended December 31, 2019, we had net loss of approximately $60.8 million. We expect to generate operating losses for the foreseeable future.

We were a party to a loan and security agreement (“the Credit Facility”) with Pacific Western Bank (Pacific Western, formerly Square 1 Bank), which was originally entered into in April 2012 and was subsequently amended. Pursuant to the Credit Facility, Pacific Western made term loans in a principal amount of up to $5.0 million available to us to fund expenses related to our clinical trials and general working capital purposes.  As of December 31, 2017, approximately $1.4 million of principal was outstanding on the Credit Facility which was repaid and extinguished during the year ended December 31, 2018.

In June 2017, we entered into a Controlled Equity Offering SM Sales Agreement (“Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $20,000,000. For the year ended December 31, 2018, we sold an aggregate of 1,796,306 shares of common stock and received $14.2 million after deducting commissions related to the Cantor Sales Agreement and other offering costs.

In October 2018, we closed an underwritten public offering in which we sold an aggregate of 5,250,000 shares of common stock. The net proceeds of the offering were approximately $67.6 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us.

In December 2018, we entered into an Open Market Sale Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitations and offers under the Jefferies Sales Agreement. During the year ended December 31, 2019, we sold, at a volume-weighted average price of $9.73, an aggregate of 1.3 million shares of common stock and received $8.0 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs. From January 1, 2020 through March 12, 2020, we sold at a volume-weighted average price of $5.79 an aggregate of 562,669 shares of common stock and received $3.2 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs.

In March 2019, we entered into the Hercules Credit Facility, pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan Agreement provides for an initial term loan advance of up to $5.0 million at our option, commencing on March 25, 2019 through and including April 15, 2019, which expired unutilized; three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019, March 31, 2020, and March 31, 2021, respectively, the first of tranche of which was drawn down in full by the Company in September 2019; and a final additional term loan advance of up to $10.0 million prior to December 31, 2020, at our option, subject to approval by Lender’s investment committee. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of December 31, 2019, $15.0 million was outstanding under the Hercules Credit Facility.

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of December 31, 2019, together with the proceeds of the sales of common stock under the Jefferies Sales Agreement through the date of this filing will be adequate to fund our currently anticipated operating expenses through the end of 2021, including the currently planned Part 2 of the Phase 3 clinical trial in dry eye disease (the RENEW trial, pending FDA feedback), the initial part of the adaptive Phase 3 clinical trial in proliferative vitreoretinopathy (the GUARD trial), and the Phase 3 trial in allergic conjunctivitis (the INVIGORATE trial). We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities, commercialize our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

•	the timing and costs associated with establishing sales and marketing infrastructure;
•	market acceptance of reproxalap and our other product candidates;
•	the costs of acquiring, licensing, or investing in additional businesses, products, product candidates, and technologies; and
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

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

We will continue to incur costs as a public company including, but not limited to, costs and expenses for directors fees; increased directors and officers insurance; investor relations fees; expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and Nasdaq, on which our common stock is listed; and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls. The following table summarizes our cash flows for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(44,984,226)	$(29,857,131)
Net cash provided by (used in) investing activities	18,476,851	(23,335,576)
Net cash provided by financing activities	23,575,733	80,526,842
Net (decrease) increase in cash and cash equivalents	$(2,931,642)	$27,334,135

Operating Activities. Net cash used in operating activities was $45.0 million in 2019, compared to net cash used in operating activities of $29.9 million in 2018. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for 2019 as compared to 2018 was due to an increase in research and development expenses, including clinical, manufacturing, and preclinical activities.

Investing Activities. Net cash provided by investing activities in 2019 was $18.5 million, related primarily to the sales and maturities of marketable securities partially offset by the purchase of marketable securities, compared to net cash used in investing activities in 2018 of $23.3 million, related primarily to the purchase of marketable securities partially offset by sales and maturities of marketable securities.

Financing Activities. Net cash provided by financing activities was $23.6 million for the year ended December 31, 2019, related primarily to our Hercules Credit Facility, under which $15.0 million is currently outstanding, the Jefferies Sales Agreement, under which we sold an aggregate of 1.3 million shares of our common stock resulting in $8.0 million in proceeds after deducting commissions and other offering costs, and proceeds from the exercise of stock options. Net cash provided by financing activities of $80.5 million for year ended 2018, primarily related to our underwritten public offering and sales of common stock under the Cantor Sales Agreement.

Off-Balance Sheet Arrangements

Through December 31, 2019, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates

Our exposure to market risk is currently confined to our cash, our cash equivalents, our marketable securities and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of December 31, 2019, $15.0 million was outstanding under the Hercules Credit Facility.

Effects of inflation

Inflation has not had a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is contained on pages 94 through 119 of this annual report on Form 10-K and is incorporated herein by reference.

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

The evaluation of our disclosure controls included a review of their objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this annual report on Form 10-K. In the course of the control evaluations, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and our Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of our evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain our disclosure controls as dynamic processes and procedures that we adjust as circumstances merit.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on the assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective. The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2019 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2019 (the “Proxy Statement”), and is incorporated in this annual report on Form 10-K by reference.

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

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information as of December 31, 2019, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2013 Equity Incentive Plan (“2013 Plan”), 2010 Employee, Director and Consultant Equity Incentive Plan (“2010 Plan”), 2004 Employee, Director and Consultant Stock Plan (“2004 Plan”) and our 2016 Employee Stock Purchase Plan (“2016 ESPP”).

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	4,624,239	(1)	$6.62	(2)	1,369,016	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	4,624,239	(1)	6.62	(2)	1,369,016	(3)

(1)

Of these shares, 430,425 were underlying then outstanding restricted stock unit awards and 3,780,684 were subject to options then outstanding under the 2013 Plan, 413,130 were subject to options then outstanding under the 2010 Plan and none were subject to options then outstanding under the 2004 Plan.

(2)	Does not take into account restricted stock units, which have no exercise price.
(3)

Represents 772,323 shares of common stock available for issuance under our 2013 Plan and 596,693 shares of common stock available for issuance under our 2016 ESPP. No shares are available for future issuance under the 2010 Plan or 2004 Plan. Our 2013 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lower of: (1) 6% of the total number of shares of common stock outstanding at that time; or (2) such other amount as our board of directors may determine. Our 2016 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lesser of: (1) 1% of the shares of common stock outstanding at that time; and (2) such other amount as our board of directors may determine. On January 1, 2020, an additional 1,744,998 shares became available for future issuance under the 2013 Plan and an additional 290,833 shares became available for future issuance under the 2016 ESPP. The additional shares from the annual increase on January 1, 2020 are not included in the table above.

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

4.6*	Description of Securities

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

10.27

Lease Agreement by and between WLC Three VI, L.L.C. and the Registrant, dated as of September 11, 2017 (filed as Exhibit  10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (as filed on November 9, 2017, and incorporated herein by reference))

10.28

First Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of November 27, 2017 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (as filed on March 29, 2018, and incorporated herein by reference)).

10.29†

Amendment No. 2 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.29 to the Registrant’s Quarterly Form 10-Q (as filed on August 9, 2018, and incorporated herein by reference))

10.30†

Offer Letter, effective as of July 30, 2018, between the Registrant and Joshua Reed (filed as Exhibit 10.30 to the Registrant’s Quarterly Form 10-Q (as filed on November 14, 2018, and incorporated herein by reference))

10.32†

Amendment No. 1 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q (as filed on August 10, 2016, and incorporated herein by reference))

10.33†

Aldeyra Therapeutics, Inc. 2016 Employee Stock Purchase Plan (filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q (as filed on August 10, 2016, and incorporated herein by reference))

10.34

Agreement and Plan of Merger, dated as of January 24, 2019, by and among Aldeyra Therapeutics, Inc., Helio Vision, Inc., Halo Merger Sub, Inc., Halo Merger Sub, LLC and Josef von Rickenbach, as the Securityholder Representative (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (as filed on January 29, 2019, and incorporated herein by reference))

10.35†

Offer Letter, effective as of April 19, 2018, between the Registrant and David McMullin (filed as Exhibit  10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (as filed on March 8, 2019, and incorporated herein by reference))

Exhibit Number	Exhibit Title

10.36‡

License Agreement, dated as of December 26, 2016, by and between Registrant and Madrigal Pharmaceuticals, Inc. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (as filed on September 25, 2018, and incorporated herein by reference))

10.37

Open Market Sale AgreementSM, dated December 28, 2018, by and between the Registrant and Jefferies LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (as filed on December 28, 2018, and incorporated herein by reference))

10.38

Loan and Security Agreement, dated as of March 25, 2019, by and among the Registrant, certain subsidiaries of the Registrant from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (as filed on March 26, 2019, and incorporated herein by reference))

10.39*, **	Exclusive License Agreement, effective as of July 7, 2016, between the Massachusetts Eye and Ear Infirmary and Helio Vision, Inc.

10.40*,**	Amendment Number 1 and Waiver Agreement dated December 20, 2018 by and between Helio Vision, Inc. and the Massachusetts Eye and Ear Infirmary

23.1*	Consent of BDO USA, LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Compensation Arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this document.
*	Filed herewith.
**

In accordance with Item 601(b)(2)(ii) of Regulation S-K, certain information (indicated by “*****”) has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

The Exhibits listed in the Exhibit Index are filed as part of this annual report on Form 10-K.

ITEM 16.	Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Commonwealth of Massachusetts, on March 12, 2020.

ALDEYRA THERAPEUTICS, INC.

By:	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd C. Brady, M.D., Ph.D.	Chief Executive Officer and Director	March 12, 2020
Todd C. Brady, M.D., Ph.D.	(principal executive officer)

/s/ Joshua Reed	Chief Financial Officer	March 12, 2020
Joshua Reed	(principal financial and accounting officer)

/s/ Richard H. Douglas, Ph. D.	Chairman of the Board of Directors	March 12, 2020
Richard H. Douglas, Ph.D.

/s/ Ben Bronstein, M.D.	Director	March 12, 2020
Ben Bronstein, M.D.

/s/ Martin J. Joyce	Director	March 12, 2020
Martin J. Joyce

/s/ Nancy Miller-Rich	Director	March 12, 2020
Nancy Miller-Rich

/s/ Gary Phillips, M.D.	Director	March 12, 2020
Gary Phillips, M.D.

/s/ Jesse Treu, Ph.D.	Director	March 12, 2020
Jesse Treu, Ph.D.

/s/ Neal Walker, D.O.	Director	March 12, 2020
Neal Walker, D.O.

ALDEYRA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Aldeyra Therapeutics, Inc.

Lexington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aldeyra Therapeutics, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Aldeyra Therapeutics, Inc.

Lexington, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited Aldeyra Therapeutics, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and our report dated March 12, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Boston, MA

March 12, 2020

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$16,425,830	$3,357,472
Cash equivalent - reverse repurchase agreements	28,000,000	44,000,000
Marketable securities	28,938,545	46,242,220
Prepaid expenses and other current assets	1,804,450	1,169,594
Total current assets	75,168,825	94,769,286
Deferred offering costs	—	86,644
Property and equipment, net	148,449	235,225
Right-of-use assets	201,007	—
Total assets	$75,518,281	$95,091,155
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$808,302	$3,051,678
Accrued expenses	11,873,122	5,421,498
Current portion of operating lease liabilities	226,328	—
Total current liabilities	12,907,752	8,473,176
Long-term debt	14,528,212	—
Total liabilities	27,435,964	8,473,176
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 28,656,832 and 26,244,435 shares issued and outstanding, respectively	28,657	26,244
Additional paid-in capital	247,409,793	225,136,127
Accumulated other comprehensive income (loss)	5,866	(9,224)
Accumulated deficit	(199,361,999)	(138,535,168)
Total stockholders’ equity	48,082,317	86,617,979
Total liabilities and stockholders’ equity	$75,518,281	$95,091,155

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2019	2018
Operating expenses:
Research and development	$44,351,851	$29,823,007
Acquired in-process research and development	6,567,754	—
General and administrative	12,154,702	9,876,144
Loss from operations	(63,074,307)	(39,699,151)
Other income (expense):
Interest income	1,541,349	952,698
Interest expense	(603,846)	(146,792)
Total other income (expense), net	937,503	805,906
Loss before income taxes	(62,136,804)	(38,893,245)
Income tax benefit	1,309,973	—
Net loss	$(60,826,831)	$(38,893,245)
Net loss per share - basic and diluted	$(2.24)	$(1.79)
Weighted average common shares outstanding - basic and diluted	27,111,840	21,685,642

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2019	2018
Net loss	$(60,826,831)	$(38,893,245)
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities	15,090	8,607
Total other comprehensive income/(loss)	$15,090	$8,607
Comprehensive loss	$(60,811,741)	$(38,884,638)

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	19,137,639	$19,138	$139,241,635	$(17,831)	$(99,641,923)	$39,601,019
Stock-based compensation	—	—	4,144,853	—	—	4,144,853
Issuance of common stock, net of issuance costs	7,046,306	7,046	81,664,126	—	—	81,671,172
Issuance of common stock, ESPP	14,382	14	85,559	—	—	85,573
Issuance of common stock, vested restricted stock awards	40,975	41	(41)	—	—	—
Issuance of common stock, warrants exercised	5,133	5	(5)	—	—	—
Other comprehensive income	—	—	—	8,607	—	8,607
Net loss	—	—	—	—	(38,893,245)	(38,893,245)
Balance, December 31, 2018	26,244,435	26,244	225,136,127	(9,224)	(138,535,168)	86,617,979
Stock-based compensation	—	—	8,082,751	—	—	8,082,751
Issuance of common stock, acquisition of Helio Vision, Inc.	733,972	733	4,943,676	—	—	4,944,409
Issuance of common stock, net of issuance costs	1,347,156	1,348	7,890,330	—	—	7,891,678
Issuance of common stock, exercise of stock options	232,004	232	1,162,160	—	—	1,162,392
Issuance of common stock, ESPP	34,253	35	194,814	—	—	194,849
Issuance of common stock, vested restricted stock awards	65,012	65	(65)	—	—	—
Other comprehensive income	—	—	—	15,090	—	15,090
Net loss	—	—	—	—	(60,826,831)	(60,826,831)
Balance, December 31, 2019	28,656,832	$28,657	$247,409,793	$5,866	$(199,361,999)	$48,082,317

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,826,831)	$(38,893,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	6,567,754	—
Deferred taxes	(1,309,973)	—
Stock-based compensation	8,082,751	4,144,853
Amortization of debt discount – non-cash interest expense	248,567	59,322
Net amortization of premium on debt securities available for sale	(583,701)	(237,541)
Depreciation	96,305	71,003
Change in assets and liabilities:
Prepaid expenses and other current assets	(454,429)	(150,627)
Accounts payable	(2,846,142)	2,049,582
Accrued expenses	6,041,473	3,099,522
Net cash used in operating activities	(44,984,226)	(29,857,131)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(9,529)	(262,966)
Cash acquired in Helio asset acquisition	609,464	—
Purchases of marketable securities	(57,768,084)	(59,731,610)
Sales of marketable securities	75,645,000	36,659,000
Net cash provided by (used in) investing activities	18,476,851	(23,335,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,891,678	81,837,102
Proceeds from exercise of stock options	1,162,392	—
Proceeds from employee stock purchase plan	194,849	85,573
Extinguishment of long-term debt	—	(1,395,833)
Proceeds from long-term debt	14,450,000	—
Debt issuance costs paid in cash	(123,186)	—
Net cash provided by financing activities	23,575,733	80,526,842
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,931,642)	27,334,135
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	47,357,472	20,023,337
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,425,830	$47,357,472
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$238,491	$88,963
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Helio acquisition:
Assets acquired	$75,632	$—
Liabilities acquired	$637,994	$—
Fair value of securities issued	$4,944,409	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (“Aldeyra”, “Company”, “we”, “us” and “our”) was incorporated in the state of Delaware on August 13, 2004 as Neuron Systems, Inc. On December 20, 2012, the Company changed its name to Aldexa Therapeutics, Inc. and, on March 17, 2014, the Company changed its name to Aldeyra Therapeutics, Inc. Aldeyra, together with its wholly-owned subsidiaries, is developing next-generation medicines to improve the lives of patients with immune-mediated diseases.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Risks and Uncertainties –The ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the United States Food and Drug Administration (“FDA”) under the Food, Drug and Cosmetic Act. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approval. There can be no assurance that the Company will not encounter problems in the clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

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

Based on its current operating plan, the Company believes that its cash, cash equivalents, and marketable securities as of December 31, 2019, together with the proceeds of the sales of common stock under the Jefferies Sales Agreement through the date of this filing will be adequate to fund our currently anticipated operating expenses through the end of 2021, including the currently planned Part 2 of the Phase 3 clinical trial in dry eye disease (the RENEW trial, pending FDA feedback), the initial part of the adaptive Phase 3 clinical trial in proliferative vitreoretinopathy (the GUARD trial), and the Phase 3 trial in allergic conjunctivitis (the INVIGORATE trial). The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities; commercialize its product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures, and may be required to cease operations.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates – The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions, including fair value estimates for investments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s financial statements include, but are not limited to, estimates related to clinical trial accruals, estimates related to prepaid and accrued research and development costs, acquired in-process research and development (“IPR&D”) expense, and accounting for income taxes and the related valuation allowance. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Cash and Cash Equivalents – The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents and all highly liquid investments with original maturities of greater than three months but less than 12 months as current marketable securities. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating. The Company invests its cash primarily in reverse repurchase agreements (“RRAs”), government securities and obligations, and money market funds.

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

Fair Value of Financial Instruments – Financial instruments including cash equivalents and accounts payable are carried in the financial statements at amounts that approximate their fair value based on the short maturities of those instruments. Marketable securities are carried at fair value and are more fully described in Note 6. The carrying amount of the Company’s credit facility with Hercules Capital, Inc. approximates fair value since the effective interest rate approximates market rates currently available to the Company.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk principally consist of cash, cash equivalents and marketable securities. The Company places its cash and cash equivalents and marketable securities with financial institutions which management believes have high credit ratings. As part of its cash and investment management processes, the Company performs periodic evaluations of the credit standing of the financial institutions with whom it maintains deposits.

Intellectual Property – The legal and professional costs incurred by the Company to acquire its patent rights are expensed as incurred and included in general and administrative expenses. At December 31, 2019 and 2018, the Company has determined that these expenses have not met the criteria to be capitalized since the future benefits to be derived from the patents is uncertain. Intellectual property related expenses for the years ended December 31, 2019 and 2018 were $1.4 million and $1.3 million, respectively.

Income Taxes – The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax liabilities and assets for expected future income tax consequences of events that have been recognized in the Company’s financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

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

Research and Development Costs – Research and development (“R&D”) costs are charged to expense as incurred and relate to salaries, employee benefits, stock-based compensation related to employees, consulting services, other operating costs and expenses associated with preclinical and clinical trial activities. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as prepaid expenses. Accrued liabilities are recorded related to those expenses for which vendors have not yet billed us with respect to services provided and/or materials that we have received.

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

In-process research and development – Assets purchased in an asset acquisition transaction are expensed as in-process research and development unless the assets acquired are deemed to have an alternative future use, provided that the acquired asset did not also include processes or activities that would constitute a “business” as defined under GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Acquired IPR&D payments are immediately expensed in the period in which they are incurred and include upfront payments, as well as transaction fees and subsequent pre-commercial milestone payments. Research and development costs incurred after the acquisition are expensed as incurred.

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

Comprehensive Loss – Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For December 31, 2019, comprehensive loss is equal to the Company’s net loss of $60.8 million and an unrealized gain on marketable securities of $15,000. For December 31, 2018, comprehensive loss is equal to our net loss of $38.9 million and an unrealized gain on marketable securities of $9,000.

Net Loss Per Share – The Company computes net loss per share in accordance with the two-class method. Under the two-class method, net loss is allocated between common stock and other participating securities based on their participation rights. The Company has determined that the nonvested shares issued to the Helio founders represents a participating security and as such the nonvested shares are excluded from basic earnings per share. Net losses are not allocated to the nonvested shareholders for computing net loss per share under the two-class method because nonvested shareholders do not have contractual obligations to share in the losses of the Company. Basic earnings per share is calculated by dividing net loss allocable to common stockholders by the weighted average number of common stock outstanding.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method, or (b) treasury stock method, as applicable, to the potentially dilutive instruments. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and restricted stock, warrants, and nonvested shares.

Recent Accounting Pronouncements – In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the lease guidance under FASB ASC Topic 840, Leases (“ASC 840”), resulting in the creation of FASB ASC Topic 842, Leases (“ASC 842”). ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The Company adopted the new standard on January 1, 2019. The Company elected to utilize the available practical expedients. Upon adoption, the Company recorded a ROU asset and a lease liability that were immaterial. There was no impact to opening retained earnings as a result of the adoption of the new guidance. The impact of applying ASC 842 on the results for reporting periods and balance sheet beginning after January 1, 2019 is presented under ASC 842, while prior amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. Refer to Note 14 for further information.

In June 2016, the FASB issued (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2022. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

3.	HELIO VISION ACQUISITION

On January 28, 2019 (the “Closing Date”), the Company acquired Helio Vision, Inc. (“Helio”). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares are subject to vesting based on continued service to the Company over three years from the Closing Date of which 25% are vested as of December 31, 2019. The Company recognizes the expense associated with the founders’ restricted shares as compensation expense on a straight-line basis as the shares vest over the three-year period. For the year ended December 31, 2019, the Company recorded $2.2 million of research and development compensation expense for the founders’ restricted shares.

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

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), from inception of the Milestone Shares through December 31, 2019. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (“ASC 450”) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to make additional payment(s) becomes probable. At that time, the Company will record the cost of the Milestone Shares issued to the founders as compensation expense and to the Helio non-founders as in-process research and development expense if there is no alternative future use. No milestones related to the Milestone Shares are probable of being achieved as of December 31, 2019.

The Company assessed the acquisition of Helio under the FASB ASC Topic 805, Business Combinations (“ASC 805”). Under ASC 805, the Company determined that the acquired assets did not constitute a business since substantially all the assets acquired were related to ADX-2191 and that the transaction would be accounted for as an asset acquisition. The asset and development program acquired from Helio are at an early stage of development and will require a significant investment of time and capital for development. There is no assurance that the Company will be successful in developing such asset, and a failure to successfully develop such asset could diminish the Company’s prospects. Under ASC 805, the asset acquired is considered to have no alternative future uses, since the future economic benefit of the acquired asset at the date of acquisition is highly uncertain. The fair value of the assets was determined using the quoted market price of the Company’s common stock on the closing date and was fully expensed as in-process research and development. Additionally, the Company assessed the Helio acquisition under ASC 740. The acquisition resulted in an income tax benefit of $1.3 million and a corresponding increase to acquired IPR&D expense. The expense resulted from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference. During the year ended December 31, 2019, the Company recorded $6.6 million of IPR&D expense related to the fair value of consideration given which includes transaction costs and the deferred tax impact of the Helio acquisition.

4.	NET LOSS PER SHARE

For the years ended December 31, 2019 and 2018, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Years ended December 31,
	2019	2018
Options to purchase common stock	4,193,814	3,383,047
Warrants to purchase common stock	—	40,300
Restricted stock units	430,425	212,297
Unvested restricted shares (1)	426,472	—
Total of common stock equivalents	5,050,711	3,635,644

(1)

Represents 426,472 shares of common stock that are issued and outstanding but that were subject to a right of repurchase by the Company at December 31, 2019 and are not included in stockholders’ equity pursuant to US GAAP.

5.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At December 31, 2019, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$15,363,462	$—	$—	$15,363,462	$15,363,462	$—
Money market funds	1,062,368	—	—	1,062,368	1,062,368	—
Reverse repurchase agreements	28,000,000	—	—	28,000,000	28,000,000	—
Total Cash and cash equivalents	44,425,830	—	—	44,425,830	44,425,830	—

U.S. government agency securities	28,932,679	5,866	—	28,938,545	—	28,938,545
Available for Sale (1)	28,932,679	5,866	—	28,938,545	—	28,938,545
Total Cash, cash equivalents and current marketable securities					$44,425,830	$28,938,545

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities are less than one year at December 31, 2019.

At December 31, 2018, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$2,127,175	$—	$—	$2,127,175	$2,127,175	$—
Money market funds	1,230,297	—	—	1,230,297	1,230,297	—
Reverse repurchase agreements	44,000,000	—	—	44,000,000	44,000,000	—
Total Cash and cash equivalents	47,357,472	—	—	47,357,472	47,357,472	—

U.S. government agency securities	46,251,444	—	(9,224)	46,242,220	—	46,242,220
Available for Sale (1)	46,251,444	—	(9,224)	46,242,220	—	46,242,220
Total Cash, cash equivalents and current marketable securities					$47,357,472	$46,242,220

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

6.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at December 31, 2019 or 2018, respectively.

The following table presents information about the Company’s assets measured at fair value at December 31, 2019 and December 31, 2018:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$1,062,368	$—	$—	$1,062,368
Reverse repurchase agreements (b)	—	28,000,000	—	28,000,000
U.S. government agency securities (b)	—	28,938,545	—	28,938,545
Total assets at fair value	$1,062,368	$56,938,545	$—	$58,000,913

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$1,230,297	$—	$—	$1,230,297
Reverse repurchase agreements (b)	—	44,000,000	—	44,000,000
U.S. government agency securities (b)	—	46,242,220	—	46,242,220
Total assets at fair value	$1,230,297	$90,242,220	$—	$91,472,517

(a)	Money market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.
(b)

Reverse repurchase agreements and U.S. government agency securities are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

7.	ACCRUED EXPENSES

Accrued expenses at December 31, 2019 and 2018 were:

	December 31,	December 31,
	2019	2018
Accrued compensation	$1,489,475	$1,172,880
Accrued research and development	9,493,093	3,882,313
Accrued general and administrative	890,554	366,305
Accrued expenses	$11,873,122	$5,421,498

8.	CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Hercules Capital, Inc. (“Hercules”). In March 2019, the Company entered into a Loan and Security Agreement with Hercules and the several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to as “Lender”), providing for a term loan of up to $60.0 million that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property (the “Loan and Security Agreement” or the “Hercules Credit Facility”). The Loan and Security Agreement provides for an initial term loan advance of up to $5.0 million at the Company’s option, commencing on March 25, 2019 through and including April 15, 2019, which expired unutilized; three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019, March 31, 2020, and March 31, 2021, respectively, the first of which tranche was drawn down in full by the Company in September 2019; and a final additional term loan advance of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. As of December 31, 2019, $15.0 million was outstanding under the Hercules Credit Facility. As of December 31, 2019, the Company was in material compliance with all covenants of the Hercules Credit Facility.

The term loan bears interest at an annual rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. The Loan and Security Agreement provides for interest-only payments until May 1, 2021, with an option to extend the interest-only period to May 1, 2022 based upon the achievement of certain milestones. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, starts upon expiration of the interest-only period and continues through October 1, 2023 (the “Maturity Date”). Associated with this debt facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and is required to pay a fee (“End of Term Charge”) of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity. The fees, transaction costs and end of term charge are amortized to interest expense through the Maturity Date using the effective interest method. The effective interest rate was 12.9% at December 31, 2019.  At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement, including a prepayment charge equal to the following percentage of the principal amount being prepaid: 3% if the term loan is prepaid prior to March 25, 2021 and 1.5% if the term loan is prepaid any time thereafter, but prior to March 25, 2022.

Future principal payments, including the End of Term Charge, are as follows for the years ending December 31:

2020	$—
2021	3,659,776
2022	5,931,718
2023	6,451,006
Total	$16,042,500

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

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2019, a total of 4,193,814, 772,323, and 596,693, shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards under the Company’s Amended 2013 Plan, and (iii) the issuance of shares under the 2016 ESPP, respectively.

Underwritten Public Offerings

In October 2018, the Company sold 5,250,000 shares of its common stock in an underwritten public offering at $13.75 per share, for an aggregate gross cash purchase price of $72.2 million or proceeds of $67.6 million after underwriters discount and expenses.

Cantor Sales Agreement

In June 2017, the Company entered into a Controlled Equity Offering SM Sales Agreement (“Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which the Company could offer and sell, from time to time through Cantor, shares common stock providing for aggregate sales proceeds of up to $20.0 million. For the year ended, December 31, 2018, the Company sold an aggregate of 1,796,306 shares of common stock and received $14.2 million after deducting commissions related to the Cantor Sales Agreement and other offering costs.

Jefferies Sales Agreement

In December 2018, the Company entered into an Open Market Sales Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company could offer and sell, from time to time through Jefferies, shares common stock providing for aggregate sales proceeds of up to $50.0 million.  During the year ended December 2019, the Company sold, at a volume-weighted average price of $9.73, an aggregate of 1.3 million shares of common stock and received $8.0 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs. From January 1, 2020 through March 12, 2020, the Company sold at a volume-weighted average price of $5.79 an aggregate of 562,669 shares of common stock and received $3.2 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs.

10.	INCOME TAXES

No current provision for federal and state income taxes has been recorded as the Company has incurred losses since inception for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In assessing the realizability of net deferred taxes in accordance with ASC 740 the Company considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. Based on the weight of available evidence, primarily the incurrence of net losses since inception, anticipated net losses in the near future, reversals of existing temporary differences and expiration of various federal and state attributes, the Company does not consider it more likely than not that some or all of the net deferred taxes will be realized. Accordingly, a 100% valuation allowance has been applied against net deferred taxes. Effective January 1, 2019, the Company adopted ASU 2016-02 which resulted in the recognition of lease liabilities and right-of-use assets. The Company has adjusted its deferred tax assets and liabilities as a result of the adoption.

As of December 31, 2019, the Company had federal and state income tax net operating loss (“NOL”) carryforwards of approximately $139.5 million and $133.9 million, respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards will expire at various dates through 2037. The federal NOL generated during the year ended December 31, 2018 will carryforward indefinitely. As of December 31, 2019, the Company had federal and state research and development tax credit carryforwards of approximately $4.2 million and $0.8 million, respectively, which will expire at various dates through 2039.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted into law making significant changes to the Internal Revenue Code. The main provision impacting the Company is the reduction in the U.S. statutory corporate tax rate to 21% for years beginning after December 31, 2017. On the same day, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance for companies that have not completed their accounting for the income tax effects of the Tax Act in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts.  The net impact of the change in tax rate was zero due to the Company’s full valuation allowance.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	Years ended December 31,
	2019	2018
Deferred Tax Assets
Federal & state NOL carryforward	$37,752,925	$25,311,547
Federal & state R&D credit carryforward	4,840,115	3,781,160
Intangibles – net	120,318	164,508
Accounts payable and accrued expenses	2,898,710	1,958,174
Stock options	4,527,462	3,146,034
Other items	80,812	10,173
Gross deferred tax assets	50,220,342	34,371,596
Valuation allowance	(50,165,427)	(34,371,596)
Deferred tax assets, net	$54,915	$—
Deferred Tax Liabilities
Lease liability	(54,915)	—
TOTAL	$—	$—

The change in valuation allowance of $15.8 million from December 31, 2018 to December 31, 2019 was primarily the result of an increase in net operating losses and tax credits during the current year.

The components of the incomes tax benefit for the years ended December 31, 2019 and 2018, are as follows:

	Years ended December 31,
	2019	2018
Deferred Taxes
Federal	$(1,205,175)	$—
State	(104,798)	—
Total income tax benefit	$(1,309,973)	$—

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock within the testing period, even those outside the Company’s control such as purchases or sales by investors, could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2018, we underwent three ownership changes and it is possible that additional ownership changes have occurred since. However, management believes that we have sufficient “Built-In-Gain” to offset any Section 382 limitation generated by such ownership changes. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations.

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

All tax years are open for examination by the taxing authorities for both federal and state purposes.

A reconciliation of the federal statutory tax rate of 21% to the Company’s effective income tax rates are as follows:

	Years ended December 31,
	2019	2018
Statutory tax rate	21.00%	21.00%
State taxes, net of federal benefits	5.62%	6.83%
Federal research and development credits	1.44%	3.81%
Change in valuation allowance	(25.44)%	(31.51)%
Stock-based compensation	(0.81)%	(0.20)%
Other	0.30%	0.07%
Effective tax rate	2.11%	—%

11.	STOCK INCENTIVE PLAN

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (“2010 Plan”) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Company’s initial public offering in May 2014. However, grants made under the 2010 Plan are still governed by that plan. As of December 31, 2019, options to purchase 413,130 shares of common stock at a weighted average exercise price of $1.58 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan in October 2013. The 2013 Equity Incentive Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the registration statement for the Company’s initial public offering. The 2013 Equity Incentive Plan was amended in June 2016 and June 2018, (the “Amended 2013 Plan”). The Amended 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. On January 1 of each year the aggregate number of common shares that may be issued under the Amended 2013 Plan shall automatically increase by a number of shares equal to the lower of (a) 6% of the total number of shares of common stock outstanding on the last calendar day of the prior fiscal year, or (b) a number of shares of common stock determined by the Company’s board of directors. As of December 31, 2019, options to purchase 3,780,684 shares of common stock at a weighted average exercise price of $7.17 per share and 430,425 shares of common stock underlying restricted stock units remained outstanding under the Amended 2013 Plan. As of December 31, 2019, there were 772,323 shares of common stock available for grant under the Amended 2013 Plan. As of January 1, 2020, the number of shares of common stock that may be issued under the Amended 2013 Plan was automatically increased by 1,744,998 shares, increasing the number of shares of common stock available for issuance under the Amended 2013 Plan to 2,517,321.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation, employee incentive plan and Helio founder shares as are as follows:

	Years ended December 31,
	2019	2018
Research and development expenses	$2,441,542	$1,541,915
General and administrative expenses	$3,446,887	$2,602,938
Helio founders' shares (Note 3)	$2,194,322	$—
Total stock-based compensation expense	$8,082,751	$4,144,853

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

The following table summarizes option activity under the incentive plans for the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2018	3,383,047	$6.17
Granted	1,447,255	7.71
Cancelled/Forfeited	(404,484)	7.66
Exercised	(232,004)	5.01
Outstanding at December 31, 2019	4,193,814	$6.62	7.34	$2,615,717
Exercisable at December 31, 2019	2,514,720	$5.91	6.38	$2,471,702

(a)

The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2019 of $5.81 and the per share exercise price of the underlying options.

The Company records stock-based compensation related to stock options granted at fair value. During the years ended December 31, 2019 and 2018, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average fair value of options granted was $5.23 and $5.79 for the years ended December 31, 2019 and 2018, respectively. The assumptions used in determining fair value of the employee stock options for the years ended December 2019 and 2018, are as follows:

	December 31, 2019	December 31, 2018
Expected dividend yield	0%	0%
Anticipated volatility	74.65% - 77.12%	76.52% - 78.38%
Stock price	$5.16 - $8.76	$6.80 - $11.83
Exercise price	$5.16 - $8.76	$6.80 - $11.83
Expected life (years)	5.50 - 6.08	5.50 - 6.25
Risk free interest rate	1.59% - 2.62%	2.32% - 3.10%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is estimated using the historical volatility of the Company. The Company has estimated the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option for service-based awards since the Company doesn’t have sufficient historical or implied data of its own. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon United States Treasury securities.

At December 31, 2019, there is approximately $8.1 million of unrecognized compensation cost relating to stock options outstanding, which the Company expects to recognize over a weighted average period of 2.54 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

Terms of restricted stock unit (“RSUs”) agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the Amended 2013 Plan. RSUs granted by the Company typically vest over a four year period. In the event that the employees’ employment with the Company terminates any unvested shares are forfeited and revert to the Company. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to RSUs for the year ended December 31, 2019:

Number of Shares
Outstanding at December 31, 2018	212,297
Granted	283,140
Vested/released	(65,012)
Outstanding at December 31, 2019	430,425

The weighted-average fair value of RSUs granted was $8.05 and $8.60 per share for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the outstanding restricted stock units had unamortized stock-based compensation of $2.3 million with a weighted-average remaining recognition period of 2.65 years and an aggregate intrinsic value of $2.5 million.

Employee Stock Purchase Plan

In March 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (“2016 ESPP”), which became effective in June 2016 following the approval of the Company’s stockholders. The 2016 ESPP authorizes the issuance of up to a total of 414,639 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2016 ESPP automatically increases on the first business day of each fiscal year, commencing in 2017, by a number equal to the lower of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2016 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. Participating employees purchase stock under the 2016 ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions as shown below:

	December 31, 2019	December 31, 2018
Expected dividend yield	0%	0%
Anticipated volatility	70.55% - 76.02%	77.49% - 80.59%
Stock price	$6.12 - $8.51	$7.00 - $8.05
Exercise price	$6.12 - $8.51	$7.00 - $8.05
Expected life (years)	0.50	0.50
Risk free interest rate	2.10% - 2.56%	1.61% - 2.11%

At December 31, 2019, the Company has 596,693 shares available for issuance under the 2016 ESPP. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the 2016 ESPP for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Weighted-average grant-date fair value per share	$2.79	$2.21
Total shares issued	34,253	14,382
Total stock-based compensation expense	$91,790	$75,141

12.	STOCK PURCHASE WARRANTS

In connection with the Initial Public Offering, the Company issued the underwriters of the offering warrants to purchase up to 60,000 shares of common stock. The warrants were exercisable beginning on May 1, 2015 for cash, or on a cashless basis, at a per share price of $10.00. Unexercised warrants to purchase up to 40,300 shares of common stock expired on May 1, 2019 pursuant to their terms and as of December 31, 2019, none of these warrants were outstanding.

13.	COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through December 31, 2019, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

In-License Agreements

Madrigal Agreement

The Company is developing ADX-1612 pursuant to a License Agreement with Madrigal Pharmaceuticals, Inc. (Madrigal), entered into on December 26, 2016 (the “Madrigal Agreement”). Pursuant to the Madrigal Agreement, the Company obtained an exclusive, worldwide license from Madrigal under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize Hsp90 inhibitors, including ADX-1612 and ADX-1615 (“Madrigal Agreement Products”). The Company has agreed to use its commercially reasonable efforts to develop Madrigal Agreement Products.

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

The Madrigal Agreement will remain in effect until all payment obligations under the Madrigal Agreement expire. The Company may terminate the Madrigal Agreement in its entirety or on a Madrigal Agreement Product-by Madrigal Agreement Product basis with timely notice to Madrigal. Either party may terminate the Madrigal Agreement for uncured material breach by the other party or upon certain insolvency or bankruptcy proceedings involving the other party, both with timely notice to the other party. In addition, Madrigal has the right to terminate the Madrigal Agreement if the Company, its affiliates, or sublicensees interfere with, challenge the validity or enforceability of, oppose the extension of, or grant of a supplementary protection certificate with respect to any of the Company’s licensed patents under the Madrigal Agreement. In the event of an early termination of the Madrigal Agreement, all rights licensed and developed by the Company under the Madrigal Agreement may revert back to Madrigal. Each party has agreed to indemnify the other party for certain third party claims arising under the Madrigal Agreement.

MEEI Agreement

The Company is developing ADX-2191 pursuant to an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (“MEEI”) originally entered into in July 2016 between MEEI and Helio Vision, Inc. (as amended, the “MEEI Agreement”). The Company assumed the MEEI Agreement in connection with its 2019 acquisition of Helio Vision.

Pursuant and subject to the MEEI Agreement, the Company obtained an exclusive, worldwide license from MEEI to develop and commercialize ADX-2191 under certain patents and patent applications, and other licenses to intellectual property (the “MEEI Patent Rights”). The Company has agreed to use our commercially reasonable efforts to develop ADX-2191 and to meet certain specified effort and achievement benchmarks by certain dates.

In consideration for the rights licensed under the MEEI Agreement, Helio Vision issued MEEI a number of shares of its preferred stock and Helio Vision agreed to pay non-creditable non-refundable license maintenance fees to MEEI of $15,000 on each of the second and third anniversary of the MEEI Agreement, $25,000 on each of the fourth and fifth anniversary of the MEEI Agreement and $35,000 on the sixth and each subsequent anniversary of the MEEI Agreement during the term of such agreement.  In addition, Helio Vision was obligated to make future sales-dependent milestone payments to MEEI of up to the low seven figures in the aggregate, as well as royalty payments to MEEI at a rate which, as a percentage of net sales, is in the low single digits for products that incorporate or use the MEEI Patent Rights in the United States and as a percentage in the low single digits for products that incorporate or use the MEEI Patent Rights outside the United States. The Company is also obligated under the MEEI Agreement to pay MEEI a percentage of certain sublicense revenue that it receives in connection with entering into any sublicensing arrangements with any third parties, at a percentage rate which tiers downward from low-double digits to mid-single digits based on the date of the sublicense.  Following the Company’s acquisition of Helio Vision, the Company became obligated to make any future payments owed under the MEEI Agreement.  There is no additional equity consideration issuable under the MEEI Agreement.

The MEEI Agreement will remain in effect until the expiration date of the last to expire patent licensed under the MEEI Agreement.   The Company may terminate the MEEI Agreement with timely written notice to MEEI. MEEI has the right to terminate the MEEI Agreement if it, subject to certain specified cure periods, ceases all business operations with respect to licensed products, fails to pay amounts due under the MEEI Agreement, fail to comply with certain due diligence obligations, defaults in our obligation to maintain insurance, one of our officers is convicted of a felony relating to the manufacture, use, sale or importation of licensed products, we materially breach any provisions of the MEEI Agreement or in the event of its insolvency or bankruptcy.

In the event of an early termination of the MEEI Agreement, all rights licensed and developed by the Company under the MEEI Agreement may revert back to MEEI. The Company has agreed to indemnify MEEI for certain claims that may arise under the MEEI Agreement.

14.	LEASES

The Company currently leases an office used to conduct business. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

As of December 31, 2019, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.2 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842, Leases. The weighted average discount rate used for leases as of December 31, 2019 is 9.1%. The weighted average lease term as of December 31, 2019 is 1.0 years. The operating lease expense for the year ended December 31, 2019 was $210,753. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of December 31, 2019 is as follows:

2020 total lease payments	$237,671
Less: effect of discounting	(11,343)
Present value of lease liabilities	$226,328

Current operating lease liabilities	$226,328
Non-current operating lease liabilities	—
Total	$226,328

The Company’s gross future minimum payments under all non-cancelable operating leases as of December 31, 2019 are:

	Total	2020	2021	2022	2023
Operating lease obligations	$237,671	$237,671	$—	$—	$—

15.	SUBSEQUENT EVENTS

None.