Form 10-Q
period 2020-03-31
Aldeyra Therapeutics, Inc.
filed 2020-05-07
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐      No   ☐

Securities registered pursuant to 12(b) of the Act:

Title of Class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	ALDX	The Nasdaq Stock Market LLC

As of May 5, 2020, there were 29,791,146 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2020

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2020	December 31,
	(unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$15,542,971	$16,425,830
Cash equivalent - reverse repurchase agreements	23,000,000	28,000,000
Marketable securities	22,833,583	28,938,545
Prepaid expenses and other current assets	1,375,129	1,804,450
Total current assets	62,751,683	75,168,825
Right-of-use assets	152,666	201,007
Fixed assets, net	124,750	148,449
Total assets	$63,029,099	$75,518,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,072,897	$808,302
Accrued expenses	3,641,724	11,873,122
Current portion of operating lease liabilities	172,241	226,328
Total current liabilities	4,886,862	12,907,752
Long-term debt	14,669,717	14,528,212
Total liabilities	19,556,579	27,435,964
Commitments and contingencies (Notes 13 and 14)
Stockholders' equity:
Common stock, voting, $0.001 par value; 150,000,000 authorized and 29,506,829 and 28,656,832 shares issued and outstanding, respectively	29,507	28,657
Additional paid-in capital	252,615,578	247,409,793
Accumulated other comprehensive income	57,594	5,866
Accumulated deficit	(209,230,159)	(199,361,999)
Total stockholders’ equity	43,472,520	48,082,317
Total liabilities and stockholders’ equity	$63,029,099	$75,518,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$6,633,603	$7,848,590
Acquired in-process research and development	—	6,597,551
General and administrative	3,004,841	2,985,038
Loss from operations	(9,638,444)	(17,431,179)
Other income (expense):
Interest income	210,100	499,140
Interest expense	(439,816)	(1,962)
Total other income (expense), net	(229,716)	497,178
Loss before income taxes	(9,868,160)	(16,934,001)
Income tax benefit	—	1,309,973
Net loss	$(9,868,160)	$(15,624,028)
Net loss per share - basic and diluted	$(0.34)	$(0.58)
Weighted average common shares outstanding - basic and diluted	29,210,889	27,053,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(9,868,160)	$(15,624,028)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	51,728	16,036
Total other comprehensive income	$51,728	$16,036
Comprehensive loss	$(9,816,432)	$(15,607,992)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated Other
	Shares	Amount	Additional Paid-in Capital	Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2019	28,656,832	$28,657	$247,409,793	$5,866	$(199,361,999)	$48,082,317
Stock-based compensation	—	—	1,953,652	—	—	1,953,652
Release of restrictions on Helio founders’ shares	142,156	142	(142)	—	—	—
Issuance of common stock, net of issuance costs	562,669	563	3,172,261	—	—	3,172,824
Issuance of common stock, exercise of stock options	2,000	2	10,268	—	—	10,270
Issuance of common stock, employee stock purchase plan	14,151	14	69,875	—	—	69,889
Issuance of common stock, vested restricted stock awards	129,021	129	(129)	—	—	—
Other comprehensive income	—	—	—	51,728	—	51,728
Net loss	—	—	—	—	(9,868,160)	(9,868,160)
Balance, March 31, 2020	29,506,829	$29,507	$252,615,578	$57,594	$(209,230,159)	$43,472,520

Balance, December 31, 2018	26,244,435	$26,244	$225,136,127	$(9,224)	$(138,535,168)	$86,617,979
Stock-based compensation	—	—	1,886,089	—	—	1,886,089
Issuance of common stock, acquisition of Helio Vision, Inc.	582,363	582	4,862,149	—	—	4,862,731
Issuance of common stock, net of issuance costs	83,557	84	720,879	—	—	720,963
Issuance of common stock, employee stock purchase plan	—	—	—	—	—	—
Other comprehensive income	—	—	—	16,036	—	16,036
Net loss	—	—	—	—	(15,624,028)	(15,624,028)
Balance, March 31, 2019	26,910,355	$26,910	$232,605,244	$6,812	$(154,159,196)	$78,479,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,868,160)	$(15,624,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	6,597,551
Deferred taxes	—	(1,309,973)
Stock-based compensation	1,953,652	1,886,089
Non-cash interest expense	141,505	1,962
Accretion on debt securities available for sale, net	(67,220)	(175,396)
Depreciation and amortization expense	72,040	24,242
Change in assets and liabilities:
Prepaid expenses and other current assets	429,321	(3,626,841)
Accounts payable	264,595	358,918
Accrued expenses	(8,285,485)	(764,502)
Net cash used in operating activities	(15,359,752)	(12,631,978)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	(4,925)
Cash acquired in Helio asset acquisition	—	562,362
Purchases of marketable securities	(5,776,090)	(8,392,983)
Sales of marketable securities	12,000,000	17,000,000
Net cash provided by investing activities	6,223,910	9,164,454
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	3,172,824	807,607
Proceeds from exercise of stock options	10,270	—
Proceeds from employee stock purchase plan	69,889	—
Debt issuance costs paid in cash	—	(400,000)
Net cash provided by financing activities	3,252,983	407,607
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,882,859)	(3,059,917)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,425,830	47,357,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,542,971	$44,297,555

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Helio acquisition:
Assets acquired	$—	$75,632
Liabilities acquired	$—	$637,994
Fair value of securities issued	$—	$4,862,731
Debt issuance costs not yet paid	$—	$140,000
Right-of-use assets acquired through operating leases	$—	$377,920
Cash paid during the period for interest	$345,042	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc., together with its wholly-owned subsidiaries (the “Company” or “Aldeyra”), a Delaware corporation, is a clinical-stage biotechnology company focused on the development of novel therapies with the potential to improve the lives of patients with immune-mediated diseases.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 12, 2020 (the “2019 Form 10-K”).

The financial information as of March 31, 2020, and the three months ended March 31, 2020 and 2019, respectively, is unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2019 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, and not including additional access to capital that may become available under the Company’s credit facility or from sales of common stock pursuant to the Company’s Open Market Sales Agreement SM (“Jefferies Sales Agreement”), the Company believes that its cash, cash equivalents, and marketable securities as of March 31, 2020, will be sufficient to fund currently anticipated operating expenses into 2022, including the completion of the Phase 3 trial in allergic conjunctivitis (the “INVIGORATE trial”) for reproxalap, as well as the Phase 2 clinical trials of ADX-629 in COVID-19-associated respiratory compromise, atopic asthma, and psoriasis; the commencement of one or more additional clinical trials in dry eye disease, subject to the outcome of the FDA meeting scheduled for mid-year 2020; and the continuation of Part 1 of the adaptive Phase 3 clinical trial in proliferative vitreoretinopathy contingent on patient enrollment. As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete the Company’s clinical trials may be delayed. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes.  The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.  In addition, the disruption in the capital markets caused by the COVID-19 outbreak could make any financing more challenging, and there can be no assurance that Aldeyra will be able to obtain such financing on commercially reasonable terms or at all.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, including fair value estimates for investments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. The Company’s management evaluates its estimates and assumptions on an ongoing basis. Management’s most significant estimates in the Company’s consolidated financial statements include, but are not limited to, estimates related to clinical trial accruals, estimates related to prepaid and accrued research and development costs, acquired in-process research and development (“IPR&D”) expense, and accounting for income taxes and related valuation allowance. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the three months ended March 31, 2020, as compared to the those identified in the 2019 Form 10-K.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2022. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

3.	Helio Vision Acquisition

On January 28, 2019 (the “Closing Date”), the Company acquired Helio Vision, Inc. (“Helio”). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares are subject to vesting based on continued service to the Company over three years from the Closing Date, of which, 50% are vested as of March 31, 2020. The Company recognizes the expense associated with the founders’ restricted shares as compensation expense on a straight-line basis as the shares vest over the three-year period. For the three months ended March 31, 2020 and 2019, the Company recorded $0.4 million and $0.4 million, respectively, of research and development compensation expense for the founders’ restricted shares.

The Company, subject to the conditions of the acquisition agreement, is contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $2.5 million of common stock on the date that is 24 months following the Closing Date (assuming certain technical milestones are met); (b) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the Closing Date; and (c) $2.5 million of common stock following FDA approval of a new drug application for an indication (other than proliferative vitreoretinopathy) prior to the 12th anniversary of the Closing Date (the shares of common stock issuable pursuant to the preceding clauses (a) – (c) are referred to herein as the “Milestone Shares”), provided that in no event shall the Company be obligated to issue more than an aggregate of 5,248,885 shares of common stock. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), from inception of the Milestone Shares through March 31, 2020. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (“ASC 450”) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to make additional payment(s) becomes probable. At that time, the Company will record the cost of the Milestone Shares issued to the founders as compensation expense and to the Helio non-founders as IPR&D expense if there is no alternative future use. No milestones related to the Milestone Shares are probable of being achieved as of March 31, 2020.

The Company assessed the acquisition of Helio under the FASB ASC Topic 805, Business Combinations (“ASC 805”). Under ASC 805, the Company determined that the acquired assets did not constitute a business since substantially all the assets acquired were related to ADX-2191 and that the transaction would be accounted for as an asset acquisition. The asset and development program acquired from Helio are at an early stage of development and will require a significant investment of time and capital for development. There is no assurance that the Company will be successful in developing such asset, and a failure to successfully develop such asset could diminish the Company’s prospects. Under ASC 805, the asset acquired is considered to have no alternative future uses, since the future economic benefit of the acquired asset at the date of acquisition is highly uncertain. The fair value of the assets was determined using the quoted market price of the Company’s common stock on the Closing Date and was fully expensed as IPR&D. Additionally, the Company assessed the Helio acquisition under ASC Topic 740, Income Taxes (“ASC 740”). The acquisition resulted in an income tax benefit of $1.3 million and a corresponding increase to acquired IPR&D expense. The expense resulted from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference during the quarter ended March 31, 2019. During the three months ended March 31, 2019, the Company recorded $6.6 million of IPR&D expense related to the fair value of consideration given which includes transaction costs and the deferred tax impact of the Helio acquisition.

4.	NET LOSS PER SHARE

As of March 31, 2020 and 2019, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	5,432,554	4,679,542
Warrants to purchase common stock	-	40,300
Restricted stock units	936,591	495,437
Unvested restricted shares (1)	284,317	568,627
Total of common stock equivalents	6,653,462	5,783,906

(1)

Represents 284,317 shares of common stock that are issued and outstanding but that were subject to a right of repurchase by the Company at March 31, 2020 and are not included in stockholders’ equity pursuant to GAAP.

5.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash, cash equivalents, and marketable securities were comprised of:

	March 31, 2020
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$7,128,602	$—	$—	$7,128,602	$7,128,602	$—
Money market funds	8,414,369	—	—	8,414,369	8,414,369	—
Reverse repurchase agreements	23,000,000	—	—	23,000,000	23,000,000	—
Total Cash and cash equivalents	38,542,971	—	—	38,542,971	38,542,971	—

U.S. government agency securities	22,775,989	57,594	—	22,833,583	—	22,833,583
Available for Sale (1)	22,775,989	57,594	—	22,833,583	—	22,833,583
Total Cash, cash equivalents, and current marketable securities					$38,542,971	$22,833,583

	December 31, 2019
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$15,363,462	$—	$—	$15,363,462	$15,363,462	$—
Money market funds	1,062,368	—	—	1,062,368	1,062,368	—
Reverse repurchase agreements	28,000,000	—	—	28,000,000	28,000,000	—
Total Cash and cash equivalents	44,425,830	—	—	44,425,830	44,425,830	—

U.S. government agency securities	28,932,679	5,866	—	28,938,545	—	28,938,545
Available for Sale (1)	28,932,679	5,866	—	28,938,545	—	28,938,545
Total Cash, cash equivalents and current marketable securities					$44,425,830	$28,938,545

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities were less than one year at March 31, 2020.

6.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at March 31, 2020 or December 31, 2019.

Money market funds included in cash and cash equivalents in the consolidated balance sheets, are recorded at fair value and considered as Level 1 inputs under the fair value hierarchy.

Reverse repurchase agreements and U.S. government agency securities are recorded at fair market value and considered as Level 2 inputs under the fair value hierarchy.

Financial instruments including cash equivalents, clinical trial prepayments to contract research organizations, and accounts payable are carried in the consolidated financial statements at amounts that approximate their fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loan under its credit facility approximates market rates currently available to the Company.

7.	ACCRUED EXPENSES

Accrued expenses were comprised of:

	March 31,	December 31,
	2020	2019
Accrued compensation	$1,047,917	$1,489,475
Accrued research and development	1,960,419	9,493,093
Accrued general and administrative	633,388	890,554
Accrued expenses	$3,641,724	$11,873,122

8.	CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Hercules Capital, Inc. (“Hercules”). In March 2019, the Company entered into a Loan and Security Agreement with Hercules and the several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to as “Lender”), providing for a term loan of up to $60.0 million, subject to the satisfaction of certain conditions contained therein, that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property (the “Loan and Security Agreement” or the “Hercules Credit Facility”). The Loan and Security Agreement provided for (i) an initial term loan advance of up to $5.0 million at the Company’s option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019 (the “2019 Tranche”), March 31, 2020 (the “2020 Tranche”), and March 31, 2021 (the “2021 Tranche”); and (iii) a final additional term loan advance of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. The 2019 Tranche was drawn down in full by the Company in September 2019 and the 2020 Tranche expired unutilized prior to the Company satisfying the funding conditions for such tranche.  As of March 31, 2020, the Company had not satisfied the funding conditions for the 2021 Tranche.  As of March 31, 2020, $15.0 million was outstanding under the Hercules Credit Facility and no additional amounts were available for borrowing. As of March 31, 2020, the Company was in material compliance with all covenants of the Hercules Credit Facility.

The term loan bears interest at an annual rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. The Loan and Security Agreement provides for interest-only payments until May 1, 2021, with an option to extend the interest-only period to May 1, 2022 based upon the achievement of certain milestones. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, starts upon expiration of the interest-only period and continues through October 1, 2023 (the “Maturity Date”). Associated with this debt facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and is required to pay a fee (the “End of Term Charge”) of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The effective interest rate was 12.9% at March 31, 2020. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement, including a prepayment charge equal to the following percentage of the principal amount being prepaid: 3% if the term loan is prepaid prior to March 25, 2021 and 1.5% if the term loan is prepaid any time thereafter, but prior to March 25, 2022.

Long-term debt consisted of the following:

	March 31,	December 31,
	2020	2019
Term loan payable	$15,000,000	$15,000,000
End of term charge	178,186	89,094
Unamortized debt issuance costs	(508,469)	(560,881)
Carrying value of term loan	$14,669,717	$14,528,212

Future principal payments, including the End of Term Charge, are as follows:

Years Ending
December 31,
2020	$—
2021	3,659,776
2022	5,931,718
2023	6,451,006
Total	$16,042,500

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

In December 2018, the Company entered into an Open Market Sales Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $50.0 million.  The Company has no obligation to sell any shares under the Jefferies Sales Agreement, and may at any time suspend solicitations and offers under the Jefferies Sales Agreement. During the three months ended March 31, 2020, the Company sold, at a volume-weighted average price of $5.79, an aggregate of 562,669 shares of common stock and received $3.2 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2018, Aldeyra had undergone three ownership changes and it is possible that additional ownership changes have occurred since. However, the Company’s management believes that there is sufficient “Built-In-Gain” to offset any Section 382 limitation generated by such ownership changes. Any future ownership changes, including those resulting from the Company’s recent or future financing activities, may cause the Company’s existing tax attributes to incur additional limitations.

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

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted in the United States on March 27, 2020. CARES includes several income tax provisions such as NOL carryback and carryforward benefits and other tax deduction benefits. As noted previously, the Company’s U.S. deferred tax asset has a full valuation, accordingly these NOL and other benefit provisions have no impact on the Company’s financial statements for the period ended March 31, 2020.

11.	STOCK BASED-COMPENSATION

The Company has two equity incentive plans that provide for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors, and consultants of the Company with a generally prescribed contractual term of ten years.  As of March 31, 2020, there were 615,238 shares of common stock available for grant under the Company’s equity incentive plans.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans and Helio founders’ shares are as follows:

	Three Months Ended March 31,
	2020	2019
Research and development expenses	$945,738	$1,031,492
General and administrative expenses	1,007,914	854,597
Total stock-based compensation expense	$1,953,652	$1,886,089

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2019	4,193,814	$6.62
Granted	1,423,225	$3.71
Exercised	(2,000)	$5.13
Forfeitures	(182,485)	$7.90
Outstanding at March 31, 2020	5,432,554	$5.82	$7.79	$580,810
Exercisable at March 31, 2020	2,663,131	$5.91	6.28	$580,810

(a)

The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2020 of $2.47 and the per share exercise price of the underlying options.

As of March 31, 2020, unamortized stock-based compensation for all stock options outstanding was $9,835,003 and is expected to be recognized over a weighted average period of 2.80 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to RSUs for the three months ended March 31, 2020:

Number of Shares
Outstanding at December 31, 2019	430,425
Granted	635,187
Vested/released	(129,021)
Outstanding at March 31, 2020	936,591

The weighted-average fair value of RSUs granted was $3.78 per share for the three months ended March 31, 2020. As of March 31, 2020, the outstanding RSUs had unamortized stock-based compensation of $4.3 million with a weighted-average remaining recognition period of 3.12 years and an aggregate intrinsic value of $0.7 million.

Employee Stock Purchase Plan

At March 31, 2020, the Company had 873,549 shares available for issuance under the 2016 Employee Stock Purchase Plan (“2016 ESPP”). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Three Months Ended March 31,
	2020	2019
Weighted-average grant-date fair value per share	$2.24	$3.12
Total stock-based compensation expense	$12,332	$36,527

12.	LEASES

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

As of March 31, 2020, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.2 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842, Leases. The weighted average discount rate used for leases as of March 31, 2020 is 9.1%. The weighted average lease term as of March 31, 2020 is 0.75 years. The operating lease expense for the three months ended March 31, 2020 was $53,088. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of March 31, 2020 is as follows:

2020 remaining total lease payments	$178,838
Less: effect of discounting	(6,597)
Present value of lease liabilities	$172,241

Current operating lease liabilities	$172,241
Non-current operating lease liabilities	—
Total	$172,241

The Company’s gross future minimum payments under all non-cancelable operating leases as of March 31, 2020, are:

	Total	2020	2021	2022	2023
Operating lease obligations	$178,838	$178,838	$—	$—	$—

13.	LEGAL PROCEEDINGS

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

14.	COMMITMENTS AND CONTINGENCIES

There have been no material changes to the Company’s commitments and contingencies from the information provided in Note 13, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements, included in the Company’s 2019 Form 10-K.

15.	SUBSEQUENT EVENTS

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	the scope, progress, expansion, and costs of developing and commercializing our product candidates;
•	the current and potential future impact of the COVID-19 pandemic on our business, results of operations and financial position;
•	uncertainty as to our ability to commercialize (alone or with others) our product candidates following regulatory approval, if any;
•	the size and growth of the potential markets and pricing for our product candidates and the ability to serve those markets;
•	our expectations regarding our expenses and revenue, the sufficiency or use of our cash resources and needs for additional financing;
•	the rate and degree of market acceptance of any of our product candidates;
•	our expectations regarding competition;
•	our anticipated growth strategies;
•	our ability to attract or retain key personnel;
•	our limited sales and marketing infrastructure;
•	our ability to establish and maintain development partnerships;
•	our ability to successfully integrate acquisitions into our business;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	political, economic, legal, social and health risks, including the recent COVID-19 pandemic and subsequent public health measures, that may affect our business or the global economy;
•	regulatory developments in the United States and foreign countries;
•	our ability to obtain and maintain intellectual property protection for our product candidates; and
•	the anticipated trends and challenges in our business and the market in which we operate.

All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in any annual, quarterly or current reports that we may file with the Securities and Exchange Commission (“SEC”).

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 12, 2020 (“2019 Annual Report”), which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in our 2019 Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that our results will lead to the expected consequences or effects. Accordingly, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

Aldeyra Therapeutics, including its wholly-owned subsidiaries (we, us or the Company), is a clinical-stage biotechnology company focused on the development of novel therapies with the potential to improve the lives of patients with immune-mediated diseases.

Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease (“DED”) and allergic conjunctivitis (“AC”). We have additional product candidates in development for systemic immune-mediated diseases, proliferative vitreoretinopathy (“PVR”), and other retinal diseases, autoimmune disease, and cancer. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

Our lead product candidate reproxalap is a reactive aldehyde species (“RASP”) inhibitor that has been shown to diminish ocular inflammation, and has demonstrated statistically significant and clinically relevant improvements across an aggregate of seven Phase 2 clinical trials in DED and AC, a Phase 3 clinical trial in AC, and Part 1 of a Phase 3 clinical trial in DED, when administered topically to the eye as an ophthalmic solution. Administered to the skin as a topical dermatologic formulation in a Phase 2 clinical trial and in Part 1 of a Phase 3 clinical trial, reproxalap demonstrated statistically significant and clinically relevant improvements in ichthyosis (a severe skin disorder) caused by Sjögren-Larsson Syndrome (“SLS”), a rare RASP-mediated disease with no approved therapy.  Additionally, in a Phase 1 clinical trial, ADX-629, a first-in-class orally available RASP inhibitor, was well-tolerated and no treatment-related adverse events were observed.  Relative to subjects treated with placebo, reduction in the commonly described pro-inflammatory RASP malondialdehyde was observed in treated subjects.  A growing body of clinical evidence supports the potential and relevance of RASP inhibition as a new and differentiated mechanism of action. We have discovered and are developing one additional RASP inhibitor, ADX-103, for the treatment of retinal disease.

As we continue to execute on our strategy of expanding our product candidate pipeline, we may license or acquire new immune-modulating approaches with novel therapeutic potential. In January 2019, we acquired Helio Vision, Inc. (“Helio”) and thereby obtained rights to ADX-2191, an intravitreal DHFR inhibitor (methotrexate) for the prevention of PVR, a serious sight-threatening retinal disease with no approved treatment. In addition, in December 2016, we in-licensed the clinical-stage product candidate ADX-1612 (investigated in oncology under the name ganetespib), which inhibits the protein chaperome, a mechanistically differentiated approach for the potential treatment of a number of inflammatory diseases.

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

In December 2018, we entered into an Open Market Sale Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares. We have no obligation to sell any shares under the Jefferies Sales Agreement, and may at any time suspend solicitations and offers under the Jefferies Sales Agreement. From January 1, 2020 through March 31, 2020, we sold, at a volume-weighted average price of $5.79, an aggregate of 562,669 shares of common stock and received $3.2 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs.

On January 28, 2019, we acquired Helio.  As a result of the acquisition, we issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. We, subject to the conditions of the acquisition agreement, will be obligated to make additional payments to the former securityholders of Helio as follows: (a) $2.5 million of common stock on the date that is 24 months following the closing date; (b) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of PVR or a substantially similar label prior to the 10th anniversary of the closing date; and (c) $2.5 million of common stock following FDA of a new drug approval application for an indication (other than PVR or a substantially similar label) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of Common Stock. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $25.0 million of which may become available for draw-down in the future, subject to the satisfaction of certain conditions contained therein. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility is described in Note 8 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of March 31, 2020, $15.0 million was outstanding under the Hercules Credit Facility and no additional amounts were available for borrowing.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. In addition, as capital resources permit, we may augment or otherwise modify the clinical development plans described herein. However, the disruption in the capital markets caused by the COVID-19 outbreak could make any financing more challenging, and there can be no assurance that we will be able to raise capital on commercially reasonable terms or at all.

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

•	per patient trial costs;
•	the number of sites included in clinical trials;
•	the countries in which clinical trials are conducted;
•	delays or other effects on clinical trials resulting from the ongoing COVID-19 pandemic or actions taken in response to it:
•	the length of time required to enroll eligible patients;
•	the design of clinical trials;
•	the cost of drug manufacturing;
•	the number of patients that participate in clinical trials;
•	the number of doses that patients receive;
•	the cost of vehicle or active comparative agents used in trials;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up;
•	the phase of development of our product candidates; and
•	the efficacy and safety profile of our product candidates.

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

General and administrative expenses

Our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees during the three months ended March 31, 2020 and 2019. Other general and administrative expenses include professional fees for auditing, tax, and legal services including patent related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the three months ended March 31, 2020, comprehensive loss is equal to our net loss of $9.9 million and an unrealized gain on marketable securities of approximately $52.0 thousand. For the three months ended March 31, 2019, comprehensive loss is equal to our net loss of $15.6 million and an unrealized gain on marketable securities of approximately $16.0 thousand.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgements on an ongoing basis.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financials in our 2019 Annual Report, not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are critical accounting policies.

There were no changes to our critical accounting policies during the three months ended March 31, 2020, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report.  It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2019 Annual Report.

COVID-19

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations.  For example, patient enrollment in our GUARD trial was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery.  While COVID-19 did not have a material adverse effect on our reported results for our first quarter of 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak. Furthermore, the impact of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remains unknown.

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

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Research and development expenses. Research and development expenses were $6.6 million for the three months ended March 31, 2020, compared to $7.8 million for the three months ended March 31, 2019. The decrease of $1.2 million is primarily related to the decreases in our external research and development expenditures, including clinical, manufacturing, and pre-clinical activities; and non-cash compensation costs related to a portion of the upfront consideration paid to the founders of Helio, which is subject to vesting based on continuous service.

Acquired in-process research and development expenses. Acquired in-process research and development expenses were $6.6 million for the three months ended March 31, 2019. We did not have acquired in-process research and development expense for the three months ended March 31, 2020. The $6.6 million of in-process research and development expenses is associated with the January 2019 acquisition of Helio. We determined that the assets acquired from Helio did not constitute a business since substantially all of the assets acquired were related to ADX-2191, and that the transaction would be accounted for as an asset acquisition. As the asset and development program acquired from Helio are at an early stage of development and determining the future economic benefit of the acquired assets at the date of acquisition is highly uncertain, the fair value of the assets was fully expensed as in-process research and development. During the three months ended March 31, 2019, we recorded $6.6 million of acquired in-process research and development expense related to the fair value of consideration given, which includes transaction costs and income tax benefit of $1.3 million and a corresponding increase to acquired in-process research and development expense.

General and administrative expenses. General and administrative expenses were $3.0 million for the three months ended March 31, 2020, compared to $3.0 million for the three months ended March 31, 2019. The increase of $20.0 thousand is primarily due to an increase in personnel related costs, including stock-based compensation, offset by a decrease in legal and other miscellaneous administrative costs.

Other income (expense). Total other income (expense), net, was $(0.2) million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily due to interest expense related to the Hercules Credit Facility and lower interest income during the three months ended March 31, 2020.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At March 31, 2020, we had total stockholders’ equity of approximately $43.5 million, and cash, cash equivalents, and marketable securities of $61.4 million. During the three months ended March 31, 2020, we had a net loss of approximately $9.9 million. We expect to generate operating losses for the foreseeable future.

In December 2018, we entered into an Open Market Sale Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitations and offers under the Jefferies Sales Agreement. From January 1, 2020 through March 31, 2020, we sold, at a volume-weighted average price of $5.79, an aggregate of 562,669 shares of common stock and received $3.2 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs.

In March 2019, we entered into the Hercules Credit Facility, pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (the “2019 Tranche”), March 31, 2020 (the “2020 Tranche”), and March 31, 2021 (the “2021 Tranche”); and (iii) a final additional term loan advance of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. As of March 31, 2020, we had not satisfied the funding conditions for the 2021 Tranche. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of March 31, 2020, $15.0 million was outstanding under the Hercules Credit Facility and no additional amounts were available for borrowing.

Based on our current operating plan, and not including access to additional capital that may become available under the Hercules Credit Facility or from sales of common stock pursuant to the Jefferies Sales Agreement, we believe that our cash, cash equivalents, and marketable securities as of March 31, 2020, will be sufficient to fund currently anticipated operating expenses into 2022, including the completion of the Phase 3 trial in allergic conjunctivitis (the “INVIGORATE trial”) for reproxalap, as well as the Phase 2 clinical trials of ADX-629 in COVID-19-associated respiratory compromise, atopic asthma, and psoriasis; the commencement of one or more additional clinical trials in dry eye disease, subject to the outcome of the FDA meeting scheduled for mid-year 2020; and the continuation of Part 1 of the adaptive Phase 3 clinical trial in proliferative vitreoretinopathy contingent on patient enrollment. As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete our clinical trials may be delayed. Our assessment of our liquidity and capital resources includes an estimate of the financial impacts of these changes.  We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities; commercialize our product candidates; or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

•	the impact of the COVID-19 pandemic on clinical trial initiation and enrollment and other aspects of our business, results of operations, and financial position;
•	the outcome, costs, and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;
•	the timing and costs associated with manufacturing reproxalap and our other product candidates for clinical trials and other studies and, if approved, for commercial sale;
•	our need and ability to hire additional management, development, and scientific personnel;
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

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders.  In addition, the disruption in the capital markets caused by the COVID-19 outbreak could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

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

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(15,359,752)	$(12,631,978)
Net cash provided by investing activities	6,223,910	9,164,454
Net cash provided by financing activities	3,252,983	407,607
Net decrease in cash and cash equivalents	$(5,882,859)	$(3,059,917)

Operating Activities. Net cash used in operating activities was $15.4 million for the three months ended March 31, 2020, compared to net cash used in operating activities of $12.6 million for the same period in 2019. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the three months ended March 31, 2020 as compared to 2019 was due to the timing of payments for research and development expenses, including clinical, manufacturing, and preclinical activities.

Investing Activities. Net cash provided by investing activities was $6.2 million for the three months ended March 31, 2020, and $9.2 million provided by investing activities for the three months ended March 31, 2019. The primary source of net cash provided by investing activities was the sales and purchase of marketable securities for the three months ended March 31, 2020. The primary source of net cash provided by investing activities was sales and purchase of marketable securities, and cash acquired from the Helio asset acquisition of $0.6 million for the three months ended March 31, 2019.

Financing Activities. Net cash provided by financing activities was $3.3 million for the three months ended March 31, 2020, compared to $0.4 million for the three months ended March 31, 2019. The net cash provided by financing activities for the three months ended March 31, 2020 was primarily related the Jefferies Sales Agreement, under which we sold an aggregate of 562,669 shares of our common stock resulting in $3.2 million in proceeds after deducting commissions and other offering costs. The net cash provided by financing activities for the three months ended March 31, 2019 was primarily related to our Jefferies Sales Agreement, under which we sold an aggregate of 83,557 shares of our common stock resulting in $0.8 million in proceeds after deducting commissions and other offering costs, offset by $0.4 million of debt issuance costs related to the Hercules Credit Facility.

Off-Balance Sheet Arrangements

Through March 31, 2020, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our exposure to market risk is currently confined to our cash, our cash equivalents, our marketable securities and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents, and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of March 31, 2020, $15.0 million was outstanding under the Hercules Credit Facility.

Effects of inflation

Inflation has not had a material impact on our results of operations.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the three months ended March 31, 2020 and 2019 was approximately $9.9 million and $15.6 million, respectively. As of March 31, 2020, we had total stockholders’ equity of $43.5 million and an accumulated deficit of $209.2 million.   Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our clinical trial and development programs;
•	addition or termination of clinical trials or development programs;
•	any intellectual property infringement lawsuit in which we may become involved;
•	regulatory developments affecting reproxalap and our other product candidates;
•	the impact of the COVID-19 pandemic on our business, results of operations and financial position;
•	our establishment of a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	our execution of any collaborative, licensing, or similar arrangements, and the timing of payments we may make or receive under these arrangements;

•	the number of administrative, clinical, regulatory and scientific personnel we engage;
•	nature and terms of stock-based compensation grants; and

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

The development and commercialization of biopharmaceutical products is capital intensive.  We are advancing reproxalap and our other product candidates through pre-clinical and clinical development, including our multiple ongoing and planned clinical trials for our product candidates. We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of, and, if successful, seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to manufacturing, product sales, marketing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts.  In addition, the disruption in the capital markets caused by the COVID-19 outbreak could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings or other sources.  The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•

the type, number, scope, progress, expansion costs, results of, and timing of our clinical trials of reproxalap or any our other product candidates that we are pursuing or may choose to pursue in the future;

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

Our business has been and will continue to be adversely affected by the COVID-19 pandemic.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our ongoing or planned clinical trials; and any closures of our offices or clinical trial facilities. Any of these events could cause or contribute to the risks and uncertainties enumerated in this quarterly report on Form 10-Q and could materially adversely affect our business, financial condition, results of operations and/or stock price.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations.  For example, patient enrollment, in our GUARD trial, was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery.  While COVID-19 did not have a material adverse effect on our reported results for our first quarter of 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.

We have experienced operational interruptions as a result of COVID-19, with many of our employees electing to work remotely to avoid spread of the disease.  A prolonged pandemic, or the threat thereof, could result in lower productivity, voluntary closure of our office, and other disruptions to our business. We may also incur additional costs to remedy damages caused by business disruptions, including clinical trial delays or interruptions.  Any of these could have a material adverse effect on our business, financial condition or results of operations.

The impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. Furthermore, the COVID-19 pandemic has resulted in market volatility which has caused a precipitous decline in our stock price subjecting us to increased takeover risk.

Due to the evolving and highly uncertain nature of this event, we cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact our business, results and financial condition, which will depend on many factors that are not known at this time. These include, among others, the extent of harm to public health, the continued disruption to clinical trials, and the impact of the global business and economic environment on liquidity and the availability of capital. We are staying in close communication with our employees, CROs, and suppliers, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so.

To the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof adversely affects our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in this section of this quarterly report on Form 10-Q.

COVID-19 has and is expected to continue to affect our ability to recruit or retain patients for our clinical trials, disrupt our supply chains, or have other adverse effects on our business and operations.

In addition to those who have been directly affected by COVID-19, millions more have been affected by government efforts around the world to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response to the COVID-19 pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; the capital markets and the economy in general has been volatile; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We have and expect to continue to face difficulties recruiting or retaining patients in our ongoing and planned clinical trials due to actions taken by governments and individuals in response to the COVID-19 pandemic. Patient enrollment in our GUARD trial was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery.  We and our third-party contract manufacturers, contract research organizations and clinical sites may also face disruptions in procuring items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies, including as a result of or in response to the COVID-19 pandemic, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

•	delays resulting from or additional protocols being required as result of the COVID-19 pandemic;
•	lack of availability of, or difficulty recruiting, a sufficient number of patients to adequately power our clinical trials;
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

We are performing adaptive trials in dry eye disease and proliferative vitreoretinopathy. For the reasons stated above, detailed results from RENEW Part 1 have not, and from the initial part of GUARD may not, be disclosed until the completion of subsequent parts of the trials, or until the entire adaptive trial has completed. Further, the initial parts of adaptive trials may be performed in part to assess biomarkers or surrogate markers that may require substantial time to generate, analyze, and interpret. Thus, disclosure of clinical results from the initial parts of adaptive trials may also be delayed due to the time required for biomarker or surrogate marker assessment.

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

Delays in the commencement or completion of our planned clinical trials for reproxalap or other product candidates could significantly affect our product development costs and timeline. We do not know whether future trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the COVID-19 pandemic or responses thereto;
•	the FDA, or an institutional review board, or IRB, failing to grant permission to proceed or placing a clinical trial on hold;
•	subjects failing to enroll or remain in our clinical trials at the rate we expect;
•	subjects choosing an alternative treatment for the indication for which we are developing reproxalap or other product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	subjects experiencing severe, serious, or unexpected drug-related adverse effects, whether drug-related or otherwise;
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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including PVR. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program.  The ongoing COVID-19 pandemic has and is expected to continue to have an impact on our ability to enroll and retain patients in our clinical trials.  For instance, patient enrollment in our GUARD trial was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery.   Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as PVR and SLS, lack of availability of, or difficulty recruiting a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

As of March 31, 2020, we had only 15 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

In addition, during challenging and uncertain economic environments, in tight credit markets and during public health epidemics, such as the COVID-19 pandemic, there may be a disruption or delay in the performance of our third party contractors, suppliers, or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected.

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

There is no guarantee that CROs, investigators, or other third parties on which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed, or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time, and may receive cash or equity compensation in connection with such services.  The COVID-19 pandemic or any worsening of the global business and economic environment may have the effect of heightening or exacerbating these risks.

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

We also rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. We do not have any control over the process or timing of the acquisition of raw materials by our contract manufacturers. Moreover, we currently do not have agreements in place for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial, including as a result of the COVID-19 pandemic or actions taken in response to it, could considerably delay completion of that clinical trial, product candidate testing, and potential regulatory approval of that product candidate.

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

Any adverse developments affecting manufacturing operations for our products, including as a result of the COVID-19 pandemic or responses taken thereto, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to account for inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

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

Because, as of March 31, 2020, we only had 15 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

There are significant regulatory, economic and legal barriers in markets in the United States and outside the United States that we must overcome. We may be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs, and legal systems. Any sales and operations would be subject to political, economic, and social uncertainties including, among others:

•	changes and limits in import and export controls;
•	increases in custom duties and tariffs;
•	changes in currency exchange rates;
•	economic and political instability, such as Brexit in the United Kingdom or “trade wars”;
•	the impact of public health epidemics and actions taken in response to it on employees, suppliers, customers and the global economy, such as the COVID-19 pandemic;
•	changes in government regulations and laws;
•	absence in some jurisdictions of effective laws to protect our intellectual property rights; and
•	currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. These risks may be heightened during the ongoing COVID-19 pandemic as result of many of our employees voluntarily working remotely.  While we are not aware of any such attack or breach, if such event would occur and cause interruptions in our operations, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under federal, state, and international laws that protect the privacy of personal information, such as HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our ability to conduct our clinical trials, conduct research and development activities, collect, process and prepare company financial information, provide information about our product candidates and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which was enacted in California in 2018 and components of which were scheduled to go into effect on January 1, 2020. The CCPA will, among other things, require covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information, or other personal information, or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets, or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. These risks may be heightened during the ongoing COVID-19 pandemic as result of many of our employees voluntarily working remotely.  Any of these events or circumstances could materially adversely affect our business, financial condition, and operating results.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics (including the COVID-19 pandemic), and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition, and increase our costs and expenses. We rely on third-party manufacturers to produce reproxalap and our other product candidates. Our ability to obtain clinical supplies of reproxalap or our other product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

As of March 31, 2020, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 36% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Although required with respect to our annual report on Form 10-K for the year ended December 31, 2019, as a result of the SEC’s amendment to the definition of accelerated filer effective in the second quarter of 2020, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting in future years if  we are deemed a non-accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934, which we expect to be as of the year ended December 31, 2020. This lack of attestation by our independent registered accounting firm may increase the risk that we fail to detect and remedy any weakness of deficiencies in our internal control over financial reporting. Additionally, at such time as we are subject to the auditor attestation requirements, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

The impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. Furthermore, the COVID-19 pandemic has resulted in market volatility which has caused a precipitous decline in our stock price subjecting us to increased takeover risk.

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

These actions could cause our stock price to experience periods of volatility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 1, 2020, and incorporated herein by reference).

10.32	Separation and Consulting Letter Agreement, effective as of March 9, 2020, between the Registrant and David Clark.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019; (iii) Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (iv) Notes to Financial Statements.

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

Aldeyra Therapeutics, Inc.

May 7, 2020	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

May 7, 2020	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

 F