Form 10-Q
period 2020-06-30
Aldeyra Therapeutics, Inc.
filed 2020-08-06
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 4, 2020, there were 38,633,134 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2020

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2020	December 31,
	(unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$50,688,834	$16,425,830
Cash equivalent - reverse repurchase agreements	10,000,000	28,000,000
Marketable securities	5,500,975	28,938,545
Prepaid expenses and other current assets	5,232,717	1,804,450
Total current assets	71,422,526	75,168,825
Right-of-use assets	103,074	201,007
Fixed assets, net	101,695	148,449
Total assets	$71,627,295	$75,518,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$216,689	$808,302
Accrued expenses	3,693,594	11,873,122
Current portion of credit facility	894,042	-
Current portion of operating lease liabilities	116,124	226,328
Total current liabilities	4,920,449	12,907,752
Long-term debt	13,917,180	14,528,212
Total liabilities	18,837,629	27,435,964
Commitments and contingencies (Notes 13 and 14)
Stockholders' equity:
Common stock, voting, $0.001 par value; 150,000,000 authorized and 32,997,346 and 28,656,832 shares issued and outstanding, respectively	32,997	28,657
Additional paid-in capital	269,502,290	247,409,793
Accumulated other comprehensive income	4,754	5,866
Accumulated deficit	(216,750,375)	(199,361,999)
Total stockholders’ equity	52,789,666	48,082,317
Total liabilities and stockholders’ equity	$71,627,295	$75,518,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$4,885,875	$10,664,858	$11,519,478	$18,513,448
Acquired in-process research and development	—	(49,848)	—	6,547,703
General and administrative	2,220,003	3,116,414	5,224,844	6,101,452
Loss from operations	(7,105,878)	(13,731,424)	(16,744,322)	(31,162,603)
Other income (expense):
Interest income	71,710	432,908	281,809	932,049
Interest expense	(486,048)	(28,649)	(925,863)	(30,612)
Total other income (expense), net	(414,338)	404,259	(644,054)	901,437
Loss before income taxes	(7,520,216)	(13,327,165)	(17,388,376)	(30,261,166)
Income tax benefit	—	—	—	1,309,973
Net loss	$(7,520,216)	$(13,327,165)	$(17,388,376)	$(28,951,193)
Net loss per share - basic and diluted	$(0.25)	$(0.49)	$(0.59)	$(1.08)
Weighted average common shares outstanding - basic and diluted	30,118,456	26,985,454	29,586,148	26,836,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(7,520,216)	$(13,327,165)	$(17,388,376)	$(28,951,193)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities, net of tax	(52,840)	6,641	(1,112)	22,677
Total other comprehensive (loss) income	$(52,840)	$6,641	$(1,112)	$22,677
Comprehensive loss	$(7,573,056)	$(13,320,524)	$(17,389,488)	$(28,928,516)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2019	28,656,832	$28,657	$247,409,793	$5,866	$(199,361,999)	$48,082,317
Stock-based compensation	—	—	3,696,041	—	—	3,696,041
Release of restrictions on Helio founders’ shares	202,051	202	(202)	—	—	—
Issuance of common stock, net of issuance costs	3,974,068	3,974	18,266,514	—	—	18,270,488
Issuance of common stock, exercise of stock options	14,448	14	60,405	—	—	60,419
Issuance of common stock, employee stock purchase plan	14,151	14	69,875	—	—	69,889
Issuance of common stock, vested restricted stock awards	135,796	136	(136)	—	—	—
Other comprehensive loss	—	—	—	(1,112)	—	(1,112)
Net loss	—	—	—	—	(17,388,376)	(17,388,376)
Balance, June 30, 2020	32,997,346	$32,997	$269,502,290	$4,754	$(216,750,375)	$52,789,666

Balance, December 31, 2018	26,244,435	$26,244	$225,136,127	$(9,224)	$(138,535,168)	$86,617,979
Stock-based compensation	—	—	3,981,052	—	—	3,981,052
Issuance of common stock, acquisition of Helio Vision, Inc.	582,363	582	4,862,149	—	—	4,862,731
Issuance of common stock, net of issuance costs	83,557	84	720,879	—	—	720,963
Issuance of common stock, employee stock purchase plan	11,569	12	79,149	—	—	79,161
Issuance of common stock, vested restricted stock awards	65,012	65	(65)	—	—	—
Other comprehensive income	—	—	—	22,677	—	22,677
Net loss	—	—	—	—	(28,951,193)	(28,951,193)
Balance, June 30, 2019	26,986,936	$26,987	$234,779,291	$13,453	$(167,486,361)	$67,333,370

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated Other
	Shares	Amount	Additional Paid-in Capital	Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2020	29,506,829	$29,507	$252,615,578	$57,594	$(209,230,159)	$43,472,520
Stock-based compensation	—	—	1,742,389	—	—	1,742,389
Release of restrictions on Helio founders’ shares	59,896	60	(60)	—	—	—
Issuance of common stock, net of issuance costs	3,411,399	3,411	15,094,253	—	—	15,097,664
Issuance of common stock, exercise of stock options	12,448	12	50,137	—	—	50,149
Issuance of common stock, vested restricted stock awards	6,774	7	(7)	—	—	—
Other comprehensive loss	—	—	—	(52,840)	—	(52,840)
Net loss	—	—	—	—	(7,520,216)	(7,520,216)
Balance, June 30, 2020	32,997,346	$32,997	$269,502,290	$4,754	$(216,750,375)	$52,789,666

Balance, March 31, 2019	26,910,355	$26,910	$232,605,244	$6,812	$(154,159,196)	$78,479,770
Stock-based compensation	—	—	2,094,963	—	—	2,094,963
Issuance of common stock, employee stock purchase plan	11,569	12	79,149	—	—	79,161
Issuance of common stock, vested restricted stock awards	65,012	65	(65)	—	—	—
Other comprehensive income	—	—	—	6,641	—	6,641
Net loss	—	—	—	—	(13,327,165)	(13,327,165)
Balance, June 30, 2019	26,986,936	$26,987	$234,779,291	$13,453	$(167,486,361)	$67,333,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,388,376)	$(28,951,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	6,547,703
Deferred taxes	—	(1,309,973)
Stock-based compensation	3,696,041	3,981,052
Non-cash interest expense	283,010	30,738
Accretion on debt securities available for sale, net	(87,452)	(341,758)
Depreciation and amortization expense	144,687	48,263
Change in assets and liabilities:
Prepaid expenses and other current assets	(705,371)	(2,138,104)
Accounts payable	(591,613)	(956,174)
Accrued expenses	(8,289,732)	(2,353,411)
Net cash used in operating activities	(22,938,806)	(25,442,857)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	—	(9,529)
Cash acquired in Helio asset acquisition	—	562,362
Purchases of marketable securities	(5,776,090)	(21,466,353)
Sales of marketable securities	29,300,000	38,000,000
Net cash provided by investing activities	23,523,910	17,086,480
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	15,547,592	720,964
Proceeds from exercise of stock options	60,419	—
Proceeds from employee stock purchase plan	69,889	79,161
Debt issuance costs paid in cash	—	(401,656)
Net cash provided by financing activities	15,677,900	398,469
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,263,004	(7,957,908)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,425,830	47,357,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,688,834	$39,399,564

SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Helio acquisition:
Assets acquired	$—	$75,632
Liabilities acquired	$—	$637,994
Fair value of securities issued	$—	$4,862,731
Debt issuance costs not yet paid	$—	$121,530
Right-of-use assets acquired through operating leases	$—	$386,060
Receivable for proceeds from the issuance of common stock, net of issuance costs	$2,722,896	$—
Cash paid during the period for interest	$693,875	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

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

The financial information as of June 30, 2020, and the three and six months ended June 30, 2020 and 2019, respectively, is unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2019 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, and not including additional access to capital that may become available under the Company’s credit facility, the Company believes that its cash, cash equivalents, and marketable securities as of June 30, 2020, along with sales of common stock pursuant to the Company’s Open Market Sales Agreement SM (“Jefferies Sales Agreement”) made between July 1, 2020 and July 13, 2020, will be sufficient to fund currently anticipated operating expenses through the end of 2022, including potential new drug application (NDA) approvals for reproxalap in dry eye disease and allergic conjunctivitis, assuming positive clinical trial results, and planned NDA submissions, acceptances, and approvals; the Phase 2 clinical trials of ADX-629 in COVID-19-associated respiratory compromise, atopic asthma, and psoriasis; and the continuation of Part 1 of the adaptive Phase 3 clinical trial in proliferative vitreoretinopathy contingent on patient enrollment. As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete the Company’s clinical trials may be delayed. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes.  The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.  In addition, the disruption in the capital markets caused by the COVID-19 outbreak could make any financing more challenging, and there can be no assurance that Aldeyra will be able to obtain such financing on commercially reasonable terms or at all.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the six months ended June 30, 2020, as compared to the those identified in the 2019 Form 10-K.

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

On January 28, 2019 (the “Closing Date”), the Company acquired Helio Vision, Inc. (“Helio”). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares are subject to vesting based on continued service to the Company over three years from the Closing Date, of which, 61% are vested as of June 30, 2020. The Company recognizes the expense associated with the founders’ restricted shares as research and development compensation expense on a straight-line basis as the shares vest over the three-year period.

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

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), from inception of the Milestone Shares through June 30, 2020. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (“ASC 450”) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to make additional payment(s) becomes probable. At that time, the Company will record the cost of the Milestone Shares issued to the founders as compensation expense and to the Helio non-founders as IPR&D expense if there is no alternative future use. No milestones related to the Milestone Shares are probable of being achieved as of June 30, 2020.

The Company assessed the acquisition of Helio under the FASB ASC Topic 805, Business Combinations (“ASC 805”). Under ASC 805, the Company determined that the acquired assets did not constitute a business since substantially all the assets acquired were related to ADX-2191 and that the transaction would be accounted for as an asset acquisition. The asset and development program acquired from Helio are at an early stage of development and will require a significant investment of time and capital for development. There is no assurance that the Company will be successful in developing such asset, and a failure to successfully develop such asset could diminish the Company’s prospects. Under ASC 805, the asset acquired is considered to have no alternative future uses, since the future economic benefit of the acquired asset at the date of acquisition is highly uncertain. The fair value of the assets was determined using the quoted market price of the Company’s common stock on the Closing Date and was fully expensed as IPR&D. Additionally, the Company assessed the Helio acquisition under ASC Topic 740, Income Taxes (“ASC 740”). The acquisition resulted in an income tax benefit of $1.3 million and a corresponding increase to acquired IPR&D expense. The expense resulted from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference during the quarter ended March 31, 2019. During the quarter ended March 31, 2019, the Company recorded $6.6 million of IPR&D expense related to the fair value of consideration given which includes transaction costs and the deferred tax impact of the Helio acquisition.
4.	NET LOSS PER SHARE

As of June 30, 2020 and 2019, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three and Six Months Ended June 30,
	2020	2019
Options to purchase common stock	5,147,065	4,817,497
Restricted stock units	929,817	430,425
Nonvested founder shares (1)	224,422	568,627
Total of common stock equivalents	6,301,304	5,816,549

(1)

Represents 224,422 shares of common stock that are issued and outstanding but that were subject to vesting based on service requirements at June 30, 2020 and are not included in stockholders’ equity pursuant to GAAP.

5.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash, cash equivalents, and marketable securities were comprised of:

	June 30, 2020
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$11,847,719	$—	$—	$11,847,719	$11,847,719	$—
Money market funds	38,841,115	—	—	38,841,115	38,841,115	—
Reverse repurchase agreements	10,000,000	—	—	10,000,000	10,000,000	—
Total Cash and cash equivalents	60,688,834	—	—	60,688,834	60,688,834	—

U.S. government agency securities	5,496,221	4,754	—	5,500,975	—	5,500,975
Available for Sale (1)	5,496,221	4,754	—	5,500,975	—	5,500,975
Total Cash, cash equivalents, and current marketable securities					$60,688,834	$5,500,975

	December 31, 2019
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$15,363,462	$—	$—	$15,363,462	$15,363,462	$—
Money market funds	1,062,368	—	—	1,062,368	1,062,368	—
Reverse repurchase agreements	28,000,000	—	—	28,000,000	28,000,000	—
Total Cash and cash equivalents	44,425,830	—	—	44,425,830	44,425,830	—

U.S. government agency securities	28,932,679	5,866	—	28,938,545	—	28,938,545
Available for Sale (1)	28,932,679	5,866	—	28,938,545	—	28,938,545
Total Cash, cash equivalents and current marketable securities					$44,425,830	$28,938,545

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities were less than one year at June 30, 2020.

6.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at June 30, 2020 or December 31, 2019.

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
7.	ACCRUED EXPENSES

Accrued expenses were comprised of:

	June 30,	December 31,
	2020	2019
Accrued compensation	$980,485	$1,489,475
Accrued research and development	2,143,504	9,493,093
Accrued general and administrative	569,605	890,554
Accrued expenses	$3,693,594	$11,873,122

8.	CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Hercules Capital, Inc. (“Hercules”). In March 2019, the Company entered into a Loan and Security Agreement with Hercules and several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to as “Lender”), providing for a term loan of up to $60.0 million, subject to the satisfaction of certain conditions contained therein, that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property (the “Loan and Security Agreement” or the “Hercules Credit Facility”). The Loan and Security Agreement provided for (i) an initial term loan advance of up to $5.0 million at the Company’s option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019 (the “2019 Tranche”), March 31, 2020 (the “2020 Tranche”), and March 31, 2021 (the “2021 Tranche”); and (iii) a final additional term loan advance of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. The 2019 Tranche was drawn down in full by the Company in September 2019 and the 2020 Tranche expired unutilized prior to the Company satisfying the funding conditions for such tranche.  As of June 30, 2020, the Company had not satisfied the funding conditions for the 2021 Tranche.  As of June 30, 2020, $15.0 million was outstanding under the Hercules Credit Facility and no additional amounts were available for borrowing. As of June 30, 2020, the Company was in material compliance with all covenants of the Hercules Credit Facility.

The term loan bears interest at an annual rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. The Loan and Security Agreement provides for interest-only payments until May 1, 2021, with an option to extend the interest-only period to May 1, 2022 based upon the achievement of certain milestones. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, starts upon expiration of the interest-only period and continues through October 1, 2023 (the “Maturity Date”). Associated with this debt facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and is required to pay a fee (the “End of Term Charge”) of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The effective interest rate was 12.9% at June 30, 2020. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement, including a prepayment charge equal to the following percentage of the principal amount being prepaid: 3% if the term loan is prepaid prior to March 25, 2021 and 1.5% if the term loan is prepaid any time thereafter, but prior to March 25, 2022.

Long-term debt consisted of the following:

	June 30,	December 31,
	2020	2019
Term loan payable	$15,000,000	$15,000,000
End of term charge	267,278	89,094
Unamortized debt issuance costs	(456,056)	(560,881)
Less: current portion	(894,042)	—
Total long-term debt	$13,917,180	$14,528,212

Future principal payments, including the End of Term Charge, are as follows:

Years Ending
December 31,
2020	$—
2021	3,659,776
2022	5,931,718
2023	6,451,006
Total	$16,042,500

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. In addition, subject to the terms of the agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.
9.	STOCKHOLDERS’ EQUITY

In December 2018, the Company entered into an Open Market Sales Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $50.0 million.  The Company has no obligation to sell any shares under the Jefferies Sales Agreement, and may at any time suspend solicitations and offers under the Jefferies Sales Agreement. During the six months ended June 30, 2020, the Company sold, at a volume-weighted average price of $4.72 per share, an aggregate of 3,974,068 shares of common stock with net proceeds of $18.3 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs, including $2.7 million which is included in prepaid expenses and other current assets at June 30, 2020 and was received subsequent to period end. From July 1, 2020 through July 13, 2020, the Company sold at a volume-weighted average price of $4.27 per share an aggregate of 5,377,681 shares of common stock and received $22.4 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs. As of July 13, 2020, no further sales may be made under the Jefferies Sales Agreement.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. As of June 30, 2020, the Company believes three ownership changes occurred since inception, however, there were no limitations of NOLs. During July 2020, the Company believes an additional ownership change was triggered.  The Company believes a significant “Built-In Gain” will offset the majority of the Section 382 limitation generated by the ownership change.  The estimated deferred tax asset related to potential future tax deductions of NOLs and credits limited by Section 382 is approximately $9 million.  As a result of the Company’s full valuation allowance, there is no current period impact to the income statement.  Any future ownership changes, including those resulting from the Company’s recent or future financing activities, may cause the Company’s existing tax attributes to incur additional limitations.

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

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted in the United States on March 27, 2020. CARES includes several income tax provisions such as NOL carryback and carryforward benefits and other tax deduction benefits. As noted previously, the Company’s U.S. deferred tax asset has a full valuation, accordingly these NOL and other benefit provisions have no impact on the Company’s financial statements for the period ended June 30, 2020.
11.	STOCK BASED-COMPENSATION

The Company has two equity incentive plans that provide for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors, and consultants of the Company with a generally prescribed contractual term of ten years.  As of June 30, 2020, there were 888,279 shares of common stock available for grant under the Company’s equity incentive plans.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans and Helio founders’ shares are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$1,246,952	$1,249,603	$2,192,690	$2,281,095
General and administrative expenses	495,437	845,359	$1,503,351	$1,699,957
Total stock-based compensation expense	$1,742,389	$2,094,962	$3,696,041	$3,981,052

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2019	4,193,814	$6.62
Granted	1,663,023	$3.90
Exercised	(14,448)	$4.18
Expired	(75,838)	$6.72
Forfeitures	(619,486)	$6.37
Outstanding at June 30, 2020	5,147,065	$5.78	7.67	$1,683,058
Exercisable at June 30, 2020	2,808,284	$5.90	6.48	$1,162,688

(a)

The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2020 of $4.17 and the per share exercise price of the underlying options.

As of June 30, 2020, unamortized stock-based compensation for all stock options outstanding was $8,510,886 and is expected to be recognized over a weighted average period of 2.48 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to RSUs for the six months ended June 30, 2020:

Number of Shares
Outstanding at December 31, 2019	430,425
Granted	635,188
Vested/released	(135,796)
Outstanding at June 30, 2020	929,817

The weighted-average fair value of RSUs granted was $3.78 per share for the six months ended June 30, 2020. As of June 30, 2020, the outstanding RSUs had unamortized stock-based compensation of $4.0 million with a weighted-average remaining recognition period of 2.90 years and an aggregate intrinsic value of $1.5 million.

Employee Stock Purchase Plan

At June 30, 2020, the Company had 873,549 shares available for issuance under the 2016 Employee Stock Purchase Plan (“2016 ESPP”). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Six Months Ended June 30,
	2020	2019
Weighted-average grant-date fair value per share	$2.24	$2.98
Total stock-based compensation expense	$29,809	$61,225

12.	LEASES

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

As of June 30, 2020, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.1 million based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842, Leases. The weighted average discount rate used for leases as of June 30, 2020 is 9.1%. The weighted average lease term as of June 30, 2020 is 0.5 years. The operating lease expense for the six months ended June 30, 2020 was $0.1 million. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of June 30, 2020 is as follows:

2020 remaining total lease payments	$119,225
Less: effect of discounting	(3,101)
Present value of lease liabilities	$116,124

Current operating lease liabilities	$116,124
Non-current operating lease liabilities	—
Total	$116,124

The Company’s gross future minimum payments under all non-cancelable operating leases as of June 30, 2020, are:

	Total	2020	2021	2022	2023
Operating lease obligations	$119,225	$119,225	$—	$—	$—

13.	LEGAL PROCEEDINGS

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
•

delay in or failure to obtain regulatory approval of our product candidates, including as a result of the FDA not accepting the Company’s regulatory filings or requiring additional clinical trials or data prior to review or approval of such filings;

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

Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease (“DED”) and allergic conjunctivitis (“AC”). We have additional product candidates in development for systemic immune-mediated diseases, proliferative vitreoretinopathy (“PVR”) and other retinal diseases, autoimmune disease, and cancer. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

Reproxalap is a RASP (reactive aldehyde species) inhibitor that has demonstrated statistically significant and clinically relevant improvements across an aggregate of seven Phase 2 clinical trials in DED and AC, a Phase 3 clinical trial in AC, and Part 1 of a Phase 3 clinical trial in DED, when administered topically to the eye as an ophthalmic solution. Administered to the skin as a topical dermatologic formulation in a Phase 2 clinical trial and in Part 1 of a Phase 3 clinical trial, reproxalap demonstrated statistically significant and clinically relevant improvements in ichthyosis (a severe skin disorder) caused by Sjögren-Larsson Syndrome (“SLS”), a rare RASP-mediated disease with no approved therapy.  Additionally, in a Phase 1 clinical trial, ADX-629, a first-in-class orally available RASP inhibitor, was well-tolerated and no treatment-related adverse events were observed.  Relative to subjects treated with placebo, reduction in the commonly described pro-inflammatory RASP malondialdehyde was observed in treated subjects.  A growing body of clinical evidence supports the potential and relevance of RASP inhibition as a new and differentiated mechanism of action. We have discovered and are developing one additional RASP inhibitor, ADX-103, for the treatment of retinal disease.

In March 2020 and May 2020, we announced the potential advancement of ADX-629 and ADX-1612, respectively, to clinical testing for the treatment of COVID-19, a SARS-CoV-2 infection that in severe cases is characterized by cytokine release syndrome and pulmonary compromise. In preclinical models of cytokine storm and acute respiratory distress syndrome, ADX-629 demonstrated broad-based reduction in inflammatory cytokines and pulmonary inflammation. In a head-to-head in vitro model of SARS-CoV-2 infection, ADX-1612 demonstrated nanomolar antiviral potency greater than that of remdesivir.

As we continue to execute on our strategy of expanding our product candidate pipeline, we may license or acquire new immune-modulating approaches with novel therapeutic potential. In January 2019, we acquired Helio Vision, Inc. (“Helio”) and thereby obtained rights to ADX-2191, an intravitreal DHFR inhibitor (methotrexate) for the prevention of PVR, a serious sight-threatening retinal disease with no approved treatment. In addition, in December 2016, we in-licensed ADX-1612, which inhibits the protein chaperome, a mechanistically differentiated approach for the potential treatment of a number of inflammatory diseases.  In the future, we may enter into additional partnerships that facilitate the development and commercialization of our product candidates.

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

In December 2018, we entered into an Open Market Sale Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares. We have no obligation to sell any shares under the Jefferies Sales Agreement, and may at any time suspend solicitations and offers under the Jefferies Sales Agreement. From January 1, 2020 through June 30, 2020, we sold, at a volume-weighted average price of $4.72 per share, an aggregate of 3,974,068 shares of common stock with net proceeds of $18.3 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs, including $2.7 million which is included in prepaid expenses and other current assets at June 30, 2020 and was received subsequent to period end.  From July 1, 2020 through July 13, 2020, the Company sold at a volume-weighted average price of $4.27 per share an aggregate of 5,377,681 shares of common stock and received $22.4 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs. As of July 13, 2020, no further sales may be made under the Jefferies Sales Agreement.

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

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $25.0 million of which may become available for draw-down in the future, subject to the satisfaction of certain conditions contained therein. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility is described in Note 8 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of June 30, 2020, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of our product candidates and, subject to regulatory approval, if any, the commercialization of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. In addition, as capital resources permit, we may augment or otherwise modify the clinical development plans described herein. However, the disruption in the capital markets caused by the COVID-19 outbreak could make any financing more challenging, and there can be no assurance that we will be able to raise capital on commercially reasonable terms or at all.

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

Substantially all of our research and development expenses to date have been incurred in connection with reproxalap. We expect our research and development expenses to increase for the foreseeable future as we advance reproxalap and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of reproxalap and our other product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates. We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future non-clinical, preclinical, and clinical development programs. Our research and development expenditures are subject to numerous uncertainties in terms of both their timing and total cost to completion. We expect to continue to develop stable formulations of our product candidates, test such formulations in preclinical studies for toxicology, safety, and efficacy, and to conduct clinical trials for each product candidate. We anticipate funding clinical trials for our product candidates ourselves, but we may engage collaboration partners at certain stages of clinical development. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, the length of time generally varying with the type, complexity, novelty, and intended use of a product candidate. The costs of clinical trials may vary significantly over the life of a project owing to but not limited to the following:

•	per patient trial costs;
•	the number of sites included in clinical trials;
•	the countries in which clinical trials are conducted;
•	delays of, or other effects on, clinical trials resulting from the ongoing COVID-19 pandemic;
•	the length of time required to enroll eligible patients;
•	the design of clinical trials;
•	the cost of drug manufacturing;
•	the number of patients that participate in clinical trials;
•	the number of doses that patients receive;
•	the cost of vehicle or active comparative agents used in trials;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up;
•	the phase of development of our product candidates; and
•	the efficacy and safety profile of our product candidates.

Included in research and development are expenses associated with asset acquisitions. Assets purchased in an asset acquisition transaction are expensed as in-process research and development unless the assets acquired are deemed to have an alternative future use. Acquired in-process research and development payments are immediately expensed, and include upfront payments, as well as transaction fees and subsequent milestone payments. Development costs incurred after the asset acquisition are expensed as incurred.

We do not expect reproxalap and our other product candidates to be commercially available, if at all, before at least 2023.

General and administrative expenses

During the six months ended June 30, 2020 and 2019, our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include professional fees for auditing, tax, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity from transactions and other events and/or circumstances from non-owner sources. For the six months ended June 30, 2020, comprehensive loss is equal to our net loss of $17.4 million and an unrealized loss on marketable securities of approximately $1.0 thousand. For the six months ended June 30, 2019, comprehensive loss is equal to our net loss of $29.0 million and an unrealized gain on marketable securities of approximately $23.0 thousand.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgements on an ongoing basis.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financials in our 2019 Annual Report, not all of these significant accounting policies require that we make estimates and assumptions that we believe are critical accounting policies.

There were no changes to our critical accounting policies during the six months ended June 30, 2020, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report.  It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2019 Annual Report.

COVID-19

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how the pandemic will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations.  For example, patient enrollment in our GUARD trial was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery.  While COVID-19 did not have a material adverse effect on our reported results for the six months ended June 30, 2020, we are unable to predict the ultimate impact that the pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak. Furthermore, the impact of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remains unknown.

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

Three Months Ended June 30, 2020 compared to three months ended June 30, 2019

Research and development expenses. Research and development expenses were $4.9 million for the three months ended June 30, 2020, compared to $10.7 million for the three months ended June 30, 2019. The decrease of $5.8 million is primarily related to the decreases in our external research and development expenditures, including clinical, manufacturing, and pre-clinical activities, and lower personnel related costs.

General and administrative expenses. General and administrative expenses were $2.2 million for the three months ended June 30, 2020, compared to $3.1 million for the three months ended June 30, 2019. The decrease of $0.9 million is primarily due to a decrease in personnel related costs, including stock-based compensation and other miscellaneous administrative costs.

Other income (expense). Total other income (expense), net, was $(0.4) million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. The decrease was primarily due to interest expense related to the Hercules Credit Facility and lower interest income during the three months ended June 30, 2020.

Six Months Ended June 30, 2020 compared to six months ended June 30, 2019

Research and development expenses. Research and development expenses were $11.5 million for the six months ended June 30, 2020 compared to $18.5 million for the six months ended June 30, 2019. The decrease of $7.0 million is primarily related to the decreases in our external research and development expenditures, including clinical, manufacturing, and pre-clinical activities.

General and administrative expenses. General and administrative expenses were $5.2 million for the six months ended June 30, 2020, compared to $6.1 million for the six months ended June 30, 2019. The decrease of $0.9 million is primarily related to decreases in personnel related costs, including stock-based compensation, and other miscellaneous administrative costs.

Acquired in-process research and development expenses.  We did not have acquired in-process research and development expense for the six months ended June 30, 2020.  Acquired in-process research and development expenses were $6.5 million for the six months ended June 30, 2019 which were associated with the January 2019 acquisition of Helio. We determined that the assets acquired from Helio did not constitute a business since substantially all of the assets acquired were related to ADX-2191, and that the transaction would be accounted for as an asset acquisition. As the asset and development program acquired from Helio are at an early stage of development and determining the future economic benefit of the acquired assets at the date of acquisition is highly uncertain, the fair value of the assets was fully expensed as in-process research and development. During the six months ended June 30, 2019, we recorded $6.5 million of acquired in-process research and development expense related to the fair value of consideration given, which includes transaction costs and income tax benefit of $1.3 million and a corresponding increase to acquired in-process research and development expense.

Other income (expense). Total other income (expense), net was $(0.6) million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily due to interest expense related to the Hercules Credit Facility and lower interest income during the six months ended June 30, 2020.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At June 30, 2020, we had total stockholders’ equity of approximately $52.8 million, and cash, cash equivalents, and marketable securities of $66.2 million. During the six months ended June 30, 2020, we had a net loss of approximately $17.4 million. We expect to generate operating losses for the foreseeable future.

In December 2018, we entered into an Open Market Sale Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitations and offers under the Jefferies Sales Agreement. From January 1, 2020 through June 30, 2020, we sold, at a volume-weighted average price of $4.72 per share, an aggregate of 3,974,068 shares of common stock with net proceeds of $18.3 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs, including $2.7 million which is in prepaid expenses and other current assets at June 30, 2020 and was received subsequent to period end. From July 1, 2020 through July 13, 2020, we sold at a volume-weighted average price of $4.27 per share an aggregate of 5,377,681 shares of common stock and received $22.4 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs. As of July 13, 2020, no further sales may be made under the Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility, pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (the “2019

Tranche”), March 31, 2020 (the “2020 Tranche”), and March 31, 2021 (the “2021 Tranche”); and (iii) a final additional term loan advance of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. As of June 30, 2020, we had not satisfied the funding conditions for the 2021 Tranche. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of June 30, 2020, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

Based on our current operating plan, and not including access to additional capital that may become available under the Hercules Credit Facility, we believe that our cash, cash equivalents, and marketable securities as of June 30, 2020, along with sales of common stock pursuant to the Jefferies Sales Agreement made between July 1, 2020 and July 13, 2020, will be sufficient to fund currently anticipated operating expenses through the end of 2022, including potential new drug application (NDA) approvals for reproxalap in dry eye disease and allergic conjunctivitis, assuming positive clinical trial results, and planned NDA submissions, acceptances, and approvals; the Phase 2 clinical trials of ADX-629 in COVID-19-associated respiratory compromise, atopic asthma, and psoriasis; and the continuation of Part 1 of the adaptive Phase 3 clinical trial in proliferative vitreoretinopathy, contingent on patient enrollment. As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete our clinical trials may be delayed. Our assessment of our liquidity and capital resources includes an estimate of the financial impacts of these changes.  We will need to secure additional funding in the future from one or more equity or debt financings, collaborations, or other sources in order to carry out all of our planned research and development and regulatory activities; commercialize our product candidates; or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the progress, costs, results, and timing of our clinical development program for reproxalap and our other product candidates, including our current and planned clinical trials;
•

the need for, and the progress, costs, and results of, any additional clinical trials of reproxalap or our other product candidates that we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the efficacy and safety of reproxalap and our other product candidates;

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

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders.  In addition, the disruption in the capital markets caused by the COVID-19 pandemic could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

We will continue to incur costs as a public company, including, but not limited to, costs and expenses for directors fees; increased directors and officers insurance; investor relations fees; expenses for compliance with the Sarbanes-Oxley Act of 2002 and related to rules implemented by the SEC and Nasdaq, on which our common stock is listed; and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls.

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(22,938,806)	$(25,442,857)
Net cash provided by investing activities	23,523,910	17,086,480
Net cash provided by financing activities	15,677,900	398,469
Net decrease in cash and cash equivalents	$16,263,004	$(7,957,908)

Operating Activities. Net cash used in operating activities was $22.9 million for the six months ended June 30, 2020, compared to net cash used in operating activities of $25.4 million for the same period in 2019. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for the six months ended June 30, 2020 as compared to 2019 was due to the timing of payments for research and development expenses and lower research and development expenses, including clinical, manufacturing, and preclinical activities.

Investing Activities. Net cash provided by investing activities was $23.5 million for the six months ended June 30, 2020, and $17.1 million provided by investing activities for the six months ended June 30, 2019. The primary source of net cash provided by investing activities was the sales and purchase of marketable securities for the six months ended June 30, 2020. The primary source of net cash provided by investing activities was sales and purchase of marketable securities, and cash acquired from the Helio asset acquisition of $0.6 million, for the six months ended June 30, 2019.

Financing Activities. Net cash provided by financing activities was $15.7 million for the six months ended June 30, 2020, compared to $0.4 million for the six months ended June 30, 2019. The net cash provided by financing activities for the six months ended June 30, 2020 was primarily related the Jefferies Sales Agreement, under which we sold an aggregate of 3,974,068 shares of our common stock with net proceeds of $18.3 million after deducting commissions and other offering costs, including $2.7 million which is included in prepaid expenses and other current asset at June 30, 2020 and was received subsequent to period end. The net cash provided by financing activities for the six months ended June 30, 2019 was primarily related to our Jefferies Sales Agreement, under which we sold an aggregate of 83,557 shares of our common stock resulting in $0.7 million in proceeds after deducting commissions and other offering costs, partially offset by $0.4 million of debt issuance costs related to the Hercules Credit Facility.

Off-Balance Sheet Arrangements

Through June 30, 2020, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our exposure to market risk is currently confined to our cash, our cash equivalents, our marketable securities and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents, and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of June 30, 2020, $15.0 million was outstanding under the Hercules Credit Facility.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the six months ended June 30, 2020 and 2019 was approximately $17.4 million and $29.0 million, respectively. As of June 30, 2020, we had total stockholders’ equity of $52.8 million and an accumulated deficit of $216.8 million.   Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Our product candidates, including reproxalap, will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product candidate. We have only one product candidate that has been the focus of significant clinical development: reproxalap, a novel small molecule chemical entity that is believed inhibit RASP, toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are dependent in large part on successful continued development and ultimate regulatory approval of reproxalap for our future business success. Any negative results or perceived negative results in clinical trials for one indication may have an adverse effect on our ability to develop and potentially commercialize reproxalap for the treatment of another indication. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of reproxalap. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of reproxalap and our other product candidates. The future regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a NDA to the FDA, and even fewer are approved for commercialization. We are currently planning to submit a new drug application (NDA) to the FDA for reproxalap in dry eye disease by the end of 2021 based on our interpretation of the feedback received from the FDA in the written minutes from our June 2020 meeting.  We can provide no assurances that the FDA will accept this NDA for review.   Moreover, even if FDA does accept our NDA, there can be no assurance that FDA will agree with our interpretation of the data, that FDA will not require us to conduct additional clinical trials or provide additional data, or that FDA will approve our NDA in a timely fashion, or at all.

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

To generate revenue, we will depend on FDA approval of our lead product candidate, reproxalap for the potential treatment of dry eye disease. If we are unable to prepare and timely file the planned NDA for this product candidate and obtain FDA approval, our ability to generate revenue will be significantly delayed.

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. Based on our discussions with and our interpretation of feedback from the FDA, we currently plan to submit a NDA to the FDA for reproxalap for the potential treatment of dry eye disease by the end of 2021. There can be no assurance that we can prepare and submit an NDA in a timely manner or at all. We have limited experience in preparing, filing, and pursuing applications necessary to gain regulatory approvals. The preparation of an NDA requires a great deal of effort and expertise, and if we do not secure the necessary resources and hire and retain personnel having the requisite expertise to prepare and submit the NDA, the filing of the NDA would be delayed. Further, if an NDA is submitted by the company, there can be no assurance that it will be accepted for filing by the FDA. If the FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a "refuse to file" notice. The FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. The FDA could also require that we conduct additional studies and submit that data before it will reconsider our application, which would require us to expend more resources than we planned or that are available to us, and could substantially delay any approval of our application. If the FDA is not satisfied with data included in our NDA, we may need to expend additional resources or conduct additional studies, including clinical trials, to obtain data that the FDA believes is sufficient. It is also possible that additional studies may not suffice to make our application approvable. Even if the NDA is accepted for filing by the FDA, there can be no assurance that it would be approved in a timely manner or at all.

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

•

the need for, and the progress, costs, and results of, any additional clinical trials of reproxalap and our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety or efficacy of reproxalap and our other product candidates;

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

Our management has broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, management’s ultimate use of cash and cash equivalents may vary substantially from the currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. We expect to use our cash and cash equivalents to: fund our planned clinical trials of reproxalap and our other product candidates, develop other molecules that relate to immune-mediated disease, pursue regulatory approval for our product candidates, service our debt obligations, and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations.  For example, patient enrollment, in our GUARD trial, was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery.  While COVID-19 did not have a material adverse effect on our reported results of the three or six months ended June 30, 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain other tax assets (“tax attributes”) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. As of June 30, 2020, we believe three ownership changes occurred since inception, however, there were no limitations of NOLs. During July 2020, we believe an additional ownership change was triggered.  Management believes a significant “Built-In Gain” will offset the majority of the Section 382 limitation generated by the ownership change. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOLs carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOLs carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

•	such authorities may not accept clinical data from trials if conducted at clinical facilities or in countries where the standard of care is potentially different from the United States;
•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;
•	we or any of our future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the design of such trials or require additional trials and data;
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

Our clinical focus is on the development of new products for inflammation and an inborn error of metabolism. Our Phase 3 vehicle-controlled clinical program in noninfectious anterior uveitis and our Phase 3 clinical program in SLS represent the first such clinical trials performed. In June 2019, we announced that statistical significance was not achieved for the primary or secondary endpoints in our SOLACE Trial in noninfectious anterior uveitis, due to high rates of disease resolution in vehicle-treated patients. We are performing an adaptive trial in proliferative vitreoretinopathy (“GUARD”), and may do so with other indications in the future. In an adaptive trial, the initial parts of the trial are not designed to be pivotal or definitive. Rather, the initial parts of adaptive trials are expected to provide data to guide subsequent parts of the trial, which could require design changes, including but not limited to, different endpoints. In addition, following the initial parts of adaptive trials, we may, among other things, determine to continue to the subsequent parts of the trial, conclude the trial based on its success or failure in such initial parts, or to discuss the trial results and regulatory pathway with regulatory authorities prior to determining next steps with respect to the trial and development program. For example, in August 2019, we announced that statistically significant improvement from baseline was observed in Part 1 of the Phase 3 RESET trial in SLS. However, due to the novel nature of reproxalap, the limited population of SLS patients, and the uncertain regulatory pathway in SLS, in connection with the strategic prioritization of late-stage ophthalmology programs announced in March 2020, further development in SLS was placed on hold.  As such, the likelihood of success in our late-stage clinical programs cannot necessarily be predicted.

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

The FDA designates orphan drug designation status to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Drugs that receive an orphan drug designation do not require prescription drug user fees at the time of marketing application, may qualify the drug development sponsor for certain tax credits, and can be marketed without generic competition for seven years. In April 2018, ADX-2191 received orphan drug designation from the FDA for the prevention of proliferative vitreoretinopathy and, in June 2020, ADX-2191 was designated an orphan medicinal product by the European Commission for the treatment of retinal detachment. In addition, it may be difficult or impossible to obtain from the FDA orphan drug designation or a designation that facilitates and expedites development and review of certain new drugs, including breakthrough therapy designation, fast track designation, or any other expedited status that we may apply for in the future, for reproxalap or our other product candidates. We cannot guarantee that we will be able to receive breakthrough therapy or fast-track designation from the FDA for reproxalap or our other product candidates. If we are unable to secure breakthrough therapy designation or fast-track designation for reproxalap or our other product candidates, our regulatory and commercial prospects may be negatively impacted.

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of reproxalap and our other product candidates.

As of June 30, 2020, we had only 10 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

Because, as of June 30, 2020, we only had 10 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

In addition, a federal court in Texas ruled in December 2018 that the PPACA is unconstitutional. That decision currently is being appealed and in March 2020, the Supreme Court of the United States announced it would hear an appeal on the constitutionality of the Affordable Care Act. We cannot predict the ultimate content, timing, or effect of any such reform activities, litigation, or court decisions on our operations. Additionally, the pricing and reimbursement of pharmaceutical products continues to receive significant attention from U.S. policymakers, the Trump Administration, and others. For example, on January 31, 2019, the Department of Health and Human Services issued a proposed rule that removes from existing anti-kickback statute safe harbor protection certain reductions in price paid by pharmaceutical manufacturers to Medicare Part D plan sponsors, Medicaid MCOs, and those entities’ pharmacy benefit managers (“PBMs”), and adds two new safe harbors that protect certain point-of-sale price reductions by pharmaceutical manufacturers as well as certain service fee payments from pharmaceutical manufacturer to PBMs. At this time, we cannot predict the impact of this increased scrutiny would have on our business.

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

Our stock price has been and will likely continue to be volatile for the foreseeable future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•	the results and status of our research and development and regulatory plans for our product candidates;
•	the expectations of investors or securities analysts regarding our business and clinical development program, including interim or final top-line results that we may announce;
•	regulatory developments in the United States and foreign countries;
•	our ability to enroll patients in our clinical trials;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the United States healthcare system;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;
•	sales of our stock by insiders and 5% stockholders;
•	trading volume of our common stock;
•	general economic, industry, and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability, or other litigation against us.

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

As of June 30, 2020, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 29% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Although required with respect to our annual report on Form 10-K for the year ended December 31, 2019, as a result of the SEC’s amendment to the definition of accelerated filer effective in the second quarter of 2020, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting in future years if  we are deemed a non-accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934, which we expect to be as of the year ended December 31, 2020. This lack of attestation by our independent registered accounting firm may increase the risk that we fail to detect and remedy any weakness of deficiencies in our internal control over financial reporting. Additionally, at such time as we are subject to the auditor attestation requirements, our independent registered public accounting firm may issue a report that is adverse in the event control deficiencies are identified, either in their design or operating effectiveness, which rise to the level of a material weakness.

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

These actions could cause our stock price to experience periods of volatility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 1, 2020, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aldeyra Therapeutics, Inc.

August 6, 2020	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

August 6, 2020	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

 F