Form 10-Q
period 2020-09-30
Aldeyra Therapeutics, Inc.
filed 2020-11-05
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 3, 2020, there were 38,820,347 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2020

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2020	December 31,
	(unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$71,175,507	$16,425,830
Cash equivalent - reverse repurchase agreements	15,000,000	28,000,000
Marketable securities	—	28,938,545
Prepaid expenses and other current assets	2,017,273	1,804,450
Total current assets	88,192,780	75,168,825
Right-of-use assets	52,195	201,007
Fixed assets, net	79,455	148,449
Total assets	$88,324,430	$75,518,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$123,900	$808,302
Accrued expenses	4,018,635	11,873,122

Current portion of credit facility	2,259,417	—
Current portion of operating lease liabilities	58,720	226,328
Total current liabilities	6,460,672	12,907,752
Long-term debt	12,693,311	14,528,212
Total liabilities	19,153,983	27,435,964
Commitments and contingencies (Notes 13 and 14)
Stockholders' equity:
Common stock, voting, $0.001 par value; 150,000,000 authorized and 38,631,709 and 28,656,832 shares issued and outstanding, respectively	38,632	28,657
Additional paid-in capital	294,755,363	247,409,793
Accumulated other comprehensive income	—	5,866
Accumulated deficit	(225,623,548)	(199,361,999)
Total stockholders’ equity	69,170,447	48,082,317
Total liabilities and stockholders’ equity	$88,324,430	$75,518,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$6,133,580	$16,223,972	$17,653,058	$34,737,420
Acquired in-process research and development	—	(47,102)	—	6,500,602
General and administrative	2,255,617	2,839,319	7,480,461	8,940,771
Loss from operations	(8,389,197)	(19,016,189)	(25,133,519)	(50,178,793)
Other income (expense):
Interest income	5,215	330,329	287,025	1,262,378
Interest expense	(489,191)	(29,154)	(1,415,055)	(59,766)
Total other income (expense), net	(483,976)	301,175	(1,128,030)	1,202,612
Loss before income taxes	(8,873,173)	(18,715,014)	(26,261,549)	(48,976,181)
Income tax benefit	—	—	—	1,309,973
Net loss	$(8,873,173)	$(18,715,014)	$(26,261,549)	$(47,666,208)
Net loss per share - basic and diluted	$(0.23)	$(0.69)	$(0.81)	$(1.77)
Weighted average common shares outstanding - basic and diluted	37,796,946	27,111,600	32,395,217	26,928,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(8,873,173)	$(18,715,014)	$(26,261,549)	$(47,666,208)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities, net of tax	(4,754)	(7,687)	(5,866)	14,990
Total other comprehensive (loss) income	$(4,754)	$(7,687)	$(5,866)	$14,990
Comprehensive loss	$(8,877,927)	$(18,722,701)	$(26,267,415)	$(47,651,218)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2019	28,656,832	$28,657	$247,409,793	$5,866	$(199,361,999)	$48,082,317
Stock-based compensation	—	—	5,453,520	—	—	5,453,520
Release of restrictions on Helio founders’ shares	237,834	238	(238)	—	—	—
Issuance of common stock, net of issuance costs	9,351,749	9,352	40,707,191	—	—	40,716,543
Issuance of common stock, exercise of stock options	219,244	219	1,058,297	—	—	1,058,516
Issuance of common stock, employee stock purchase plan	30,254	30	126,936	—	—	126,966
Issuance of common stock, vested restricted stock awards	135,796	136	(136)	—	—	—
Other comprehensive loss	—	—	—	(5,866)	—	(5,866)
Net loss	—	—	—	—	(26,261,549)	(26,261,549)
Balance, September 30, 2020	38,631,709	$38,632	$294,755,363	$—	$(225,623,548)	$69,170,447

Balance, December 31, 2018	26,244,435	$26,244	$225,136,127	$(9,224)	$(138,535,168)	$86,617,979
Stock-based compensation	—	—	6,133,990	—	—	6,133,990
Issuance of common stock, acquisition of Helio Vision, Inc.	724,518	724	4,862,007	—	—	4,862,731
Issuance of common stock, net of issuance costs	83,557	84	720,880	—	—	720,964
Issuance of common stock, employee stock purchase plan	34,253	35	194,813	—	—	194,848
Issuance of common stock, vested restricted stock awards	65,012	65	(65)	—	—	—
Other comprehensive income	—	—	—	14,990	—	14,990
Net loss	—	—	—	—	(47,666,208)	(47,666,208)
Balance, September 30, 2019	27,151,775	$27,152	$237,047,752	$5,766	$(186,201,376)	$50,879,294

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated Other
	Shares	Amount	Additional Paid-in Capital	Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2020	32,997,346	$32,997	$269,502,290	$4,754	$(216,750,375)	$52,789,666
Stock-based compensation	—	—	1,757,479	—	—	1,757,479
Release of restrictions on Helio founders’ shares	35,783	36	(36)	—	—	—
Issuance of common stock, net of issuance costs	5,377,681	5,378	22,440,677	—	—	22,446,055
Issuance of common stock, exercise of stock options	204,796	205	997,892	—	—	998,097
Issuance of common stock, employee stock purchase plan	16,103	16	57,061	—	—	57,077
Other comprehensive loss	—	—	—	(4,754)	—	(4,754)
Net loss	—	—	—	—	(8,873,173)	(8,873,173)
Balance, September 30, 2020	38,631,709	$38,632	$294,755,363	$—	$(225,623,548)	$69,170,447

Balance, June 30, 2019	26,986,936	$26,987	$234,779,291	$13,453	$(167,486,361)	$67,333,370
Stock-based compensation	—	—	2,152,938	—	—	2,152,938
Issuance of common stock, acquisition of Helio Vision, Inc.	142,155	142	(142)	—	—	—
Issuance of common stock, employee stock purchase plan	22,684	23	115,665	—	—	115,688
Other comprehensive loss	—	—	—	(7,687)	—	(7,687)
Net loss	—	—	—	—	(18,715,015)	(18,715,015)
Balance, September 30, 2019	27,151,775	$27,152	$237,047,752	$5,766	$(186,201,376)	$50,879,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,261,549)	$(47,666,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	6,500,602
Deferred taxes	—	(1,309,973)
Stock-based compensation	5,453,520	6,133,990
Non-cash interest expense	424,516	59,766
Accretion on debt securities available for sale, net	(91,231)	(474,771)
Depreciation and amortization expense	217,806	72,284
Change in assets and liabilities:
Prepaid expenses and other current assets	(212,823)	404,264
Accounts payable	(684,402)	(3,082,081)
Accrued expenses	(8,022,095)	5,604,224
Net cash used in operating activities	(29,176,258)	(33,757,903)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	—	(9,529)
Cash acquired in Helio asset acquisition	—	632,090
Purchases of marketable securities	(5,776,090)	(36,860,554)
Sales and maturities of marketable securities	34,800,000	59,000,000
Net cash provided by investing activities	29,023,910	22,762,007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	40,716,543	720,964
Proceeds from exercise of stock options	1,058,516	—
Proceeds from employee stock purchase plan	126,966	194,849
Proceeds from long-term debt	—	14,450,000
Debt issuance costs paid in cash	—	(123,186)
Net cash provided by financing activities	41,902,025	15,242,627
NET INCREASE IN CASH AND CASH EQUIVALENTS	41,749,677	4,246,731
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,425,830	47,357,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,175,507	$51,604,203

SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Helio acquisition:
Assets acquired	$—	$75,632
Liabilities acquired	$—	$637,994
Fair value of securities issued	$—	$4,862,731
Right-of-use assets acquired through operating leases	$—	$386,060
Cash paid during the period for interest	$1,042,708	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

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

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 12, 2020 (the “2019 Form 10-K”).

The financial information as of September 30, 2020, and the three and nine months ended September 30, 2020 and 2019, respectively, is unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2019 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, and not including additional access to capital that may become available under the Company’s credit facility, the Company believes that its cash, cash equivalents, and marketable securities as of September 30, 2020, will be sufficient to fund currently anticipated operating expenses through the end of 2022, including potential new drug application (NDA) submissions for reproxalap in dry eye disease and allergic conjunctivitis, assuming positive clinical trial results and regulatory review; the Phase 2 clinical trials of ADX-629 in COVID-19, atopic asthma, and psoriasis; and the continuation of Part 1 of the adaptive Phase 3 GUARD trial in proliferative vitreoretinopathy, contingent on patient enrollment. As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete the Company’s clinical trials may be delayed. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes.  The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.  In addition, the disruption in the capital markets caused by the COVID-19 outbreak could make any financing more challenging, and there can be no assurance that Aldeyra will be able to obtain such financing on commercially reasonable terms or at all.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, including fair value estimates for investments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. The Company’s management evaluates its estimates and assumptions on an ongoing basis. Management’s most significant estimates in the Company’s consolidated financial statements include, but are not limited to, estimates related to clinical trial accruals, estimates related to prepaid and accrued research and development costs, acquired in-process research and development (“IPR&D”) expense, contingent liabilities, and accounting for income taxes and related valuation allowance. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the nine months ended September 30, 2020, as compared to the those identified in the 2019 Form 10-K.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2022. The Company is continuing to evaluate the impact of ASU 2016-13 but does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
3.	Helio Vision Acquisition

On January 28, 2019 (the “Closing Date”), the Company acquired Helio Vision, Inc. (“Helio”). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares are subject to vesting based on continued service to the Company over three years from the Closing Date, of which, 67% are vested as of September 30, 2020. The Company recognizes the expense associated with the founders’ restricted shares as research and development compensation expense on a straight-line basis as the shares vest over the three-year period.

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

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), from inception of the Milestone Shares through September 30, 2020. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (“ASC 450”) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to make additional payment(s) becomes probable. At that time, the Company will record the cost of the Milestone Shares issued to the founders as compensation expense and to the Helio non-founders as IPR&D expense if there is no alternative future use. No milestones related to the Milestone Shares are probable of being achieved as of September 30, 2020.

The Company assessed the acquisition of Helio under the FASB ASC Topic 805, Business Combinations (“ASC 805”). Under ASC 805, the Company determined that the acquired assets did not constitute a business since substantially all the assets acquired were related to ADX-2191 and that the transaction would be accounted for as an asset acquisition. The asset and development program acquired from Helio are at an early stage of development and will require a significant investment of time and capital for development. There is no assurance that the Company will be successful in developing such asset, and a failure to successfully develop such asset could diminish the Company’s prospects. Under ASC 805, the asset acquired is considered to have no alternative future uses, since the future economic benefit of the acquired asset at the date of acquisition is highly uncertain. The fair value of the assets was determined using the quoted market price of the Company’s common stock on the Closing Date and was fully expensed as IPR&D. Additionally, the Company assessed the Helio acquisition under ASC Topic 740, Income Taxes (“ASC 740”). The acquisition resulted in an income tax benefit of $1.3 million and a corresponding increase to acquired IPR&D expense. The expense resulted from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference during the quarter ended March 31, 2019. During the nine months ended September 30, 2019, the Company recorded $6.5 million of IPR&D expense related to the fair value of consideration given which includes transaction costs and the deferred tax impact of the Helio acquisition.
4.	NET LOSS PER SHARE

As of September 30, 2020 and 2019, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three and Nine Months Ended September 30,
	2020	2019
Options to purchase common stock	4,889,685	4,539,279
Restricted stock units	929,817	430,425
Nonvested founder shares (1)	188,638	426,472
Total of common stock equivalents	6,008,140	5,396,176

(1)

Represents 188,638 shares of common stock that are issued and outstanding but that were subject to vesting based on service requirements at September 30, 2020 and are not included in stockholders’ equity pursuant to GAAP.

5.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash, cash equivalents, and marketable securities were comprised of:

	September 30, 2020
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$31,815,216	$—	$—	$31,815,216	$31,815,216	$—
Money market funds	39,360,291	—	—	39,360,291	39,360,291	—
Reverse repurchase agreements	15,000,000	—	—	15,000,000	15,000,000	—
Total Cash and cash equivalents	86,175,507	—	—	86,175,507	86,175,507	—
Total Cash, cash equivalents, and current marketable securities					$86,175,507	$—

	December 31, 2019
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$15,363,462	$—	$—	$15,363,462	$15,363,462	$—
Money market funds	1,062,368	—	—	1,062,368	1,062,368	—
Reverse repurchase agreements	28,000,000	—	—	28,000,000	28,000,000	—
Total Cash and cash equivalents	44,425,830	—	—	44,425,830	44,425,830	—

U.S. government agency securities	28,932,679	5,866	—	28,938,545	—	28,938,545
Available for Sale (1)	28,932,679	5,866	—	28,938,545	—	28,938,545
Total Cash, cash equivalents and current marketable securities					$44,425,830	$28,938,545

(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

6.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at September 30, 2020 or December 31, 2019.

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
7.	ACCRUED EXPENSES

Accrued expenses were comprised of:

	September 30,	December 31,
	2020	2019
Accrued compensation	$1,328,475	$1,489,475
Accrued research and development	1,960,150	9,493,093
Accrued general and administrative	730,010	890,554
Accrued expenses	$4,018,635	$11,873,122

8.	CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Hercules Capital, Inc. (“Hercules”). In March 2019, the Company entered into a Loan and Security Agreement with Hercules and several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to as “Lender”), providing for a term loan of up to $60.0 million, subject to the satisfaction of certain conditions contained therein, that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property (the “Loan and Security Agreement” or the “Hercules Credit Facility”). The Loan and Security Agreement provided for (i) an initial term loan advance of up to $5.0 million at the Company’s option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019 (the “2019 Tranche”), March 31, 2020 (the “2020 Tranche”), and March 31, 2021 (the “2021 Tranche”); and (iii) a final additional term loan advance of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. The 2019 Tranche was drawn down in full by the Company in September 2019 and the 2020 Tranche expired unutilized prior to the Company satisfying the funding conditions for such tranche.  As of September 30, 2020, the Company had not satisfied the funding conditions for the 2021 Tranche.  As of September 30, 2020, $15.0 million was outstanding under the Hercules Credit Facility and no additional amounts were available for borrowing. As of September 30, 2020, the Company was in material compliance with all covenants of the Hercules Credit Facility.

The term loan bears interest at an annual rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. The Loan and Security Agreement provides for interest-only payments until May 1, 2021, with an option to extend the interest-only period to May 1, 2022 based upon the achievement of certain milestones. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, starts upon expiration of the interest-only period and continues through October 1, 2023 (the “Maturity Date”). Associated with this debt facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and is required to pay a fee (the “End of Term Charge”) of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The effective interest rate was 12.9% at September 30, 2020. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement, including a prepayment charge equal to the following percentage of the principal amount being prepaid: 3% if the term loan is prepaid prior to March 25, 2021 and 1.5% if the term loan is prepaid any time thereafter, but prior to March 25, 2022.

Long-term debt consisted of the following:

	September 30,	December 31,
	2020	2019
Term loan payable	$15,000,000	$15,000,000
End of term charge	356,372	89,094
Unamortized debt issuance costs	(403,644)	(560,881)
Less: current portion	(2,259,417)	—
Total long-term debt	$12,693,311	$14,528,212

Future principal payments, including the End of Term Charge, are as follows:

Years Ending
December 31,
2020	$—
2021	3,659,776
2022	5,931,718
2023	6,451,006
Total	$16,042,500

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

In December 2018, the Company entered into an Open Market Sales Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $50.0 million.  The Company had no obligation to sell any shares under the Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the Jefferies Sales Agreement. During the nine months ended September 30, 2020, the Company sold, at a volume-weighted average price of $4.62 per share, an aggregate of 9,351,749 shares of common stock with net proceeds of $40.7 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs. As of September 30, 2020, the Company had sold the maximum allowable amount and no further sales may be made under the Jefferies Sales Agreement.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. As of September 30, 2020, the Company believes four ownership changes have occurred since inception. The Company believes “Built-In Gains” will offset the majority of the Section 382 limitations generated by these ownership changes, including the most recent ownership change occurring in July 2020.  However, the Company estimates that approximately $9 million of deferred tax assets related to NOLs and tax credits will be permanently limited as a result of the July 2020 ownership change.  As a result of the Company’s full valuation allowance, there is no current period impact to the income statement.  Any future ownership changes, including those resulting from the Company’s recent or future financing activities, may cause the Company’s existing tax attributes to incur additional limitations.

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

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted in the United States on March 27, 2020. CARES includes several income tax provisions such as NOL carryback and carryforward benefits and other tax deduction benefits. As noted previously, the Company’s U.S. deferred tax asset has a full valuation, accordingly these NOL and other benefit provisions have no impact on the Company’s financial statements for the period ended September 30, 2020.
11.	STOCK-BASED COMPENSATION

The Company has two equity incentive plans that provide for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors, and consultants of the Company with a generally prescribed contractual term of ten years.  As of September 30, 2020, there were 940,863 shares of common stock available for grant under the Company’s equity incentive plans.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans and Helio founders’ shares are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$1,236,902	$1,247,655	$3,429,592	$3,528,750
General and administrative expenses	520,577	905,283	$2,023,928	$2,605,240
Total stock-based compensation expense	$1,757,479	$2,152,938	$5,453,520	$6,133,990

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2019	4,193,814	$6.62
Granted	1,669,023	$3.91
Exercised	(219,244)	$4.83
Expired	(75,838)	$6.72
Forfeitures	(678,070)	$6.53
Outstanding at September 30, 2020	4,889,685	$5.79	7.49	$9,439,040
Exercisable at September 30, 2020	2,745,371	$5.95	6.38	$4,924,800

(a)

The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2020 of $7.41 and the per share exercise price of the underlying options.

As of September 30, 2020, unamortized stock-based compensation for all stock options outstanding was $7,478,325 and is expected to be recognized over a weighted average period of 2.30 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to RSUs for the nine months ended September 30, 2020:

Number of Shares
Outstanding at December 31, 2019	430,425
Granted	635,188
Vested/released	(135,796)
Outstanding at September 30, 2020	929,817

The weighted-average fair value of RSUs granted was $3.78 per share for the nine months ended September 30, 2020. As of September 30, 2020, the outstanding RSUs had unamortized stock-based compensation of $3.6 million with a weighted-average remaining recognition period of 2.69 years and an aggregate intrinsic value of $4.5 million.

Employee Stock Purchase Plan

At September 30, 2020, the Company had 857,446 shares available for issuance under the 2016 Employee Stock Purchase Plan (“2016 ESPP”). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Nine Months Ended September 30,
	2020	2019
Weighted-average grant-date fair value per share	$1.58	$2.92
Total stock-based compensation expense	$37,604	$76,507

12.	LEASES

The Company currently leases an office used to conduct business. The exercise of lease renewal options is at the Company’s discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

As of September 30, 2020, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $58.7 thousand based on the present value of the minimum rental payments as a result of adoption of ASC Topic 842, Leases. The weighted average discount rate used for leases as of September 30, 2020 is 9.1%. The weighted average lease term as of September 30, 2020 is 0.25 years. The operating lease expense for the nine months ended September 30, 2020 was $0.2 million. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of September 30, 2020 is as follows:

2020 remaining total lease payments	$59,613
Less: effect of discounting	(893)
Present value of lease liabilities	$58,720

Current operating lease liabilities	$58,720
Non-current operating lease liabilities	—
Total	$58,720

The Company’s gross future minimum payments under all non-cancelable operating leases as of September 30, 2020, are:

	Total	2020	2021	2022	2023
Operating lease obligations	$59,613	$59,613	$—	$—	$—

In October 2020, the Company entered into a lease amendment extending the lease by 1 year through December 31, 2021 with rent payments totaling $243,126 during that 12-month period.

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

Overview

Aldeyra Therapeutics, including its wholly-owned subsidiaries (we, us, or the Company), is a clinical-stage biotechnology company focused on the development of novel therapies with the potential to improve the lives of patients with immune-mediated diseases.

Our lead product candidate, reproxalap, is a first-in-class treatment in Phase 3 clinical development for dry eye disease (“DED”) and allergic conjunctivitis (“AC”). We have additional product candidates in development for systemic immune-mediated diseases, proliferative vitreoretinopathy (“PVR”) and other retinal diseases, autoimmune disease, and cancer. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

Reproxalap is a RASP (reactive aldehyde species) inhibitor that has demonstrated statistically significant and clinically relevant improvements across an aggregate of seven Phase 2 clinical trials in DED and AC, a Phase 3 clinical trial in AC, and Part 1 of a Phase 3 clinical trial in DED, when administered topically to the eye as an ophthalmic solution. Administered to the skin as a topical dermatologic formulation in a Phase 2 clinical trial and in Part 1 of a Phase 3 clinical trial, reproxalap demonstrated statistically significant and clinically relevant improvements in ichthyosis (a severe skin disorder) caused by Sjögren-Larsson Syndrome (“SLS”), a rare RASP-mediated disease with no approved therapy.  Additionally, in a Phase 1 clinical trial, ADX-629, a first-in-class orally available RASP inhibitor, was well-tolerated and no treatment-related adverse events were observed.  Relative to subjects treated with placebo, reduction in the commonly described pro-inflammatory RASP malondialdehyde was observed in ADX-629 treated subjects.  A growing body of clinical evidence supports the potential and relevance of RASP inhibition as a new and differentiated mechanism of action. We have discovered and are developing one additional RASP inhibitor, ADX-103, for the treatment of retinal disease.

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

In December 2018, we entered into an Open Market Sale Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we offered and sold, shares of our common stock, for aggregate sales proceeds of $50.0 million from time to time through Jefferies. From January 1, 2020 through September 30, 2020, we sold, at a volume-weighted average price of $4.62, an aggregate of 9,351,749 shares of common stock with net proceeds of $40.7 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs.  As of September 30, 2020, we had sold the maximum allowable amount and no further sales may be made under the Jefferies Sales Agreement.

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

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $25.0 million of which may become available for draw-down in the future, subject to the satisfaction of certain conditions contained therein. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility is described in Note 8 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of September 30, 2020, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

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

The majority of our research and development expenses to date have been incurred in connection with reproxalap. We expect our research and development expenses to increase for the foreseeable future as we advance reproxalap and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of reproxalap and our other product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates. We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future non-clinical, preclinical, and clinical development programs. Our research and development expenditures are subject to numerous uncertainties in terms of both their timing and total cost to completion. We expect to continue to develop stable formulations of our product candidates, test such formulations in preclinical studies for toxicology, safety, and efficacy, and to conduct clinical trials for each product candidate. We anticipate funding clinical trials for our product candidates ourselves, but we may engage collaboration partners at certain stages of clinical development. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, the length of time generally varying with the type, complexity, novelty, and intended use of a product candidate. The costs of clinical trials may vary significantly over the life of a project owing to but not limited to the following:

•	per patient trial costs;
•	the number of sites included in clinical trials;
•	the countries in which clinical trials are conducted;
•	delays of, or other effects on, clinical trials resulting from the ongoing COVID-19 pandemic or for other reasons;
•	the length of time required to enroll eligible patients;
•	the design of clinical trials;
•	the cost of drug manufacturing;
•	the number of patients that participate in clinical trials;
•	the number of doses that patients receive;
•	the costs of assay development, assays, or other assessment of clinical trial endpoints;
•	the cost of vehicle or active comparative agents used in trials;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up;
•	the phase of development of our product candidates; and
•	the efficacy and safety profile of our product candidates.

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

General and administrative expenses

During the nine months ended September 30, 2020 and 2019 our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include professional fees for auditing, tax, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity from transactions and other events and/or circumstances from non-owner sources. For the nine months ended September 30, 2020, comprehensive loss is equal to our net loss of $26.3 million and an unrealized loss on marketable securities of approximately $5.9 thousand. For the nine months ended September 30, 2019, comprehensive loss is equal to our net loss of $47.7 million and an unrealized gain on marketable securities of approximately $15.0 thousand.

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

There were no changes to our critical accounting policies during the nine months ended September 30, 2020, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report.  It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2019 Annual Report.

COVID-19

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how the pandemic will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations.  For example, patient enrollment in our GUARD trial was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery.  While COVID-19 did not have a material adverse effect on our reported results for the nine months ended September 30, 2020, we are unable to predict the ultimate impact that the pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak. Furthermore, the impact of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remains unknown.

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

Three Months Ended September 30, 2020 compared to three months ended September 30, 2019

Research and development expenses. Research and development expenses were $6.1 million for the three months ended September 30, 2020, compared to $16.2 million for the three months ended September 30, 2019. The decrease of $10.1 million is primarily related to the decreases in our external clinical research and development expenditures and lower personnel related costs, offset by increases in our manufacturing and preclinical research activities.

General and administrative expenses. General and administrative expenses were $2.3 million for the three months ended September 30, 2020, compared to $2.8 million for the three months ended September 30, 2019. The decrease of $0.5 million is primarily due to a decrease in personnel related costs and other miscellaneous administrative costs.

Other income (expense). Total other income (expense), net, was $(0.5) million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. The decrease was primarily due to interest expense related to the Hercules Credit Facility and lower interest income during the three months ended September 30, 2020.

Nine Months Ended September 30, 2020 compared to nine months ended September 30, 2019

Research and development expenses. Research and development expenses were $17.7 million for the nine months ended September 30, 2020 compared to $34.7 million for the nine months ended September 30, 2019. The decrease of $17.0 million is primarily related to the decreases in our external research and development expenditures, including clinical and manufacturing activities, and lower personnel related costs.

General and administrative expenses. General and administrative expenses were $7.5 million for the nine months ended September 30, 2020, compared to $8.9 million for the nine months ended September 30, 2019. The decrease of $1.4 million is primarily related to decreases in personnel related costs and other legal and miscellaneous administrative costs.

Acquired in-process research and development expenses.  We did not have acquired in-process research and development expense for the nine months ended September 30, 2020.  Acquired in-process research and development expenses were $6.5 million for the nine months ended September 30, 2019 which were associated with the January 2019 acquisition of Helio. We determined that the assets acquired from Helio did not constitute a business since substantially all of the assets acquired were related to ADX-2191, and that the transaction would be accounted for as an asset acquisition. As the asset and development program acquired from Helio are at an early stage of development and determining the future economic benefit of the acquired assets at the date of acquisition is highly uncertain, the fair value of the assets was fully expensed as in-process research and development. During the nine months ended September 30, 2019, we recorded $6.5 million of acquired in-process research and development expense related to the fair value of consideration given, which includes transaction costs and income tax benefit of $1.3 million and a corresponding increase to acquired in-process research and development expense.

Other income (expense). Total other income (expense), net was $(1.1) million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily due to interest expense related to the Hercules Credit Facility and lower interest income during the nine months ended September 30, 2020.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At September 30, 2020, we had total stockholders’ equity of approximately $69.2 million, and cash, cash equivalents, and marketable securities of $86.2 million. During the nine months ended September 30, 2020, we had a net loss of approximately $26.3 million. We expect to generate operating losses for the foreseeable future.

In December 2018, we entered into an Open Market Sale Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we offered and sold, shares of our common stock for aggregate sales proceeds of  $50.0 million from time to time through Jefferies. From January 1, 2020 through September 30, 2020, we sold, at a volume-weighted average price of $4.62 per share, an aggregate of 9,351,749 shares of common stock with net proceeds of $40.7 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs.  As of September 30, 2020, we had sold the maximum allowable amount and no further sales may be made under the Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility, pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (the “2019 Tranche”), March 31, 2020 (the “2020 Tranche”), and March 31, 2021 (the “2021 Tranche”); and (iii) a final additional term loan advance of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. As of September 30, 2020, we had not satisfied the funding conditions for the 2021 Tranche. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of September 30, 2020, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

Based on our current operating plan, and not including access to additional capital that may become available under the Hercules Credit Facility, we believe that our cash, cash equivalents, and marketable securities as of September 30, 2020, will be sufficient to fund currently anticipated operating expenses through the end of 2022, including potential NDA submissions for reproxalap in dry eye disease and allergic conjunctivitis, assuming positive clinical trial results and regulatory review; the Phase 2 clinical trials of ADX-629 in COVID-19, atopic asthma, and psoriasis; and the continuation of Part 1 of the adaptive Phase 3 GUARD trial in proliferative vitreoretinopathy, contingent on patient enrollment. As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete our clinical trials may be delayed. Our assessment of our liquidity and capital resources includes an estimate of the financial impacts of these changes.  We will need to secure additional funding in the future from one or more equity or debt financings, collaborations, or other sources in order to carry out all of our planned research and development and regulatory activities; commercialize our product candidates; or conduct any substantial, additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(29,176,258)	$(33,757,903)
Net cash provided by investing activities	29,023,910	22,762,007
Net cash provided by financing activities	41,902,025	15,242,627
Net increase in cash and cash equivalents	$41,749,677	$4,246,731

Operating Activities. Net cash used in operating activities was $29.2 million for the nine months ended September 30, 2020, compared to net cash used in operating activities of $33.8 million for the same period in 2019. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for the nine months ended September 30, 2020 as compared to 2019 was due to the timing of payments for research and development expenses and lower research and development expenses, including clinical, manufacturing, and preclinical activities.

Investing Activities. Net cash provided by investing activities was $29.0 million for the nine months ended September 30, 2020, and $22.8 million provided by investing activities for the nine months ended September 30, 2019. The primary source of net cash provided by investing activities was the sales and maturities, and purchases of marketable securities for the nine months ended September 30, 2020. The primary source of net cash provided by investing activities was sales and maturities, and purchases of marketable securities, and cash acquired from the Helio asset acquisition of $0.6 million, for the nine months ended September 30, 2019.

Financing Activities. Net cash provided by financing activities was $41.9 million for the nine months ended September 30, 2020, compared to $15.2 million for the nine months ended September 30, 2019. The net cash provided by financing activities for the nine months ended September 30, 2020 was primarily related to the Jefferies Sales Agreement, under which we sold an aggregate of 9,351,749 shares of our common stock with net proceeds of $40.7 million after deducting commissions and other offering costs. The net cash provided by financing activities for the nine months ended September 30, 2019 was primarily related to our Hercules Credit Facility, under which $15.0 million was advanced, and our Jefferies Sales Agreement, under which we sold an aggregate of 83,557 shares of our common stock resulting in $0.7 million in proceeds after deducting commissions and other offering costs.

Off-Balance Sheet Arrangements

Through September 30, 2020, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our exposure to market risk is currently confined to our cash, our cash equivalents, our marketable securities, and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents, and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of September 30, 2020, $15.0 million was outstanding under the Hercules Credit Facility.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the nine months ended September 30, 2020 and 2019 was approximately $26.3 million and $47.7 million, respectively. As of September 30, 2020, we had total stockholders’ equity of $69.2 million and an accumulated deficit of $225.6 million.   Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a NDA to the FDA, and even fewer are approved for commercialization. We are currently planning to submit a new drug application (NDA) to the FDA for reproxalap in dry eye disease by the end of 2021, assuming positive clinical trial results, based on our interpretation of the feedback received from the FDA in the written minutes from our June 2020 meeting.  We can provide no assurances that the FDA will accept this NDA for review.   Moreover, even if FDA does accept our NDA, there can be no assurance that FDA will agree with our interpretation of the data, that FDA will not require us to conduct additional clinical trials or provide additional data, or that FDA will approve our NDA in a timely fashion, or at all.

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

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. Based on our discussions with and our interpretation of feedback from the FDA, we currently plan to submit a NDA to the FDA for reproxalap for the potential treatment of dry eye disease by the end of 2021, subject to positive clinical trial results. There can be no assurance that we can prepare and submit an NDA in a timely manner or at all. We have limited experience in preparing, filing, and pursuing applications necessary to gain regulatory approvals. The preparation of an NDA requires a great deal of effort and expertise, and if we do not secure the necessary resources and hire and retain personnel having the requisite expertise to prepare and submit the NDA, the filing of the NDA would be delayed. Further, if an NDA is submitted by the company, there can be no assurance that it will be accepted for filing by the FDA. If the FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a "refuse to file" notice. The FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. The FDA could also require that we conduct additional studies and submit that data before it will reconsider our application, which would require us to expend more resources than we planned or that are available to us, and could substantially delay any approval of our application. If the FDA is not satisfied with data included in our NDA, we may need to expend additional resources or conduct additional studies, including clinical trials, to obtain data that the FDA believes is sufficient. It is also possible that additional studies may not suffice to make our application approvable. Even if the NDA is accepted for filing by the FDA, there can be no assurance that it would be approved in a timely manner or at all.

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

The development and commercialization of biopharmaceutical products is capital intensive.  We are advancing reproxalap and our other product candidates through preclinical and clinical development, including our multiple ongoing and planned clinical trials for our product candidates. We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of, and, if successful, seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to manufacturing, product sales, marketing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts.  In addition, the disruption in the capital markets caused by the COVID-19 outbreak could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.

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

If we are unable to obtain funding on a timely basis, we will be unable to complete the planned clinical trials for reproxalap and our other product candidates and we may be required to significantly curtail, delay or discontinue one or more of our preclinical studies, clinical trials or other research or development programs, or the commercialization of any product candidate.  We may also be unable to expand our operations or otherwise capitalize on our business opportunities, may need to restructure our organization, or may be required to relinquish rights to our candidates or other technologies, or otherwise agree to terms unfavorable to us. Any of these occurrences could materially affect our business, financial condition and results of operations.

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

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations.  For example, patient enrollment, in our GUARD trial, was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery.  While COVID-19 did not have a material adverse effect on our reported results of the three or nine months ended September 30, 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain other tax assets (“tax attributes”) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. As of September 30, 2020, we believe four ownership changes have occurred since inception. Management believes significant “Built-In Gains” will offset the majority of the Section 382 limitations generated by these ownership changes. However, the Company estimates that approximately $9 million of deferred tax assets related to NOLs and tax credits will be permanently limited as a result of an ownership change that occurred in July 2020. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOLs carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOLs carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

Because RASP is a new objective sign for the treatment of dry eye disease, there is no precedent in measuring and validating the results of studies of RASP in tears, which could impact the timing and cost of development of our trials and delay or prevent the filing of an NDA in dry eye disease.

Written meeting minutes with the FDA confirmed the use of RASP as an objective sign for the treatment of dry eye disease.  However, to our knowledge, a validated assay to measure RASP in tears has not been developed and the FDA has not established guidelines for the design of trials in which RASP is measured.  We are working with CROs to develop and test multiple assays to measure RASP.  There is risk that these approaches will not accurately measure RASP or be accepted by the FDA or other regulatory bodies as validated assays.  In addition, The FDA could change its view on clinical trial design and the method for assaying RASP and require a change in clinical trial design, additional data or even further clinical trials before granting approval of our product candidates. As a result, further development of reproxalap in dry eye disease may be negatively impacted or delayed, which would have an adverse impact on our business, prospects, financial condition, and results of operations.

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

As of September 30, 2020, we had only 11 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of five individuals and certain other employees: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer; Joshua Reed, M.B.A., our Chief Financial Officer; David B. McMullin, M.B.A., our Chief Business Officer; James A. Gow, M.D., our Senior Vice President, Clinical Development; and Stephen G. Machatha, Ph.D., our Senior Vice President, Technical Operations. Our current management team has only been working together for a relatively short period of time. Our future performance will depend significantly on our ability to successfully integrate our management team, and on those officers’ ability to develop and maintain an effective working relationship. Our failure to integrate these recently hired executive officers with other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates, and our results of operations. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, and drug development consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

Because, as of September 30, 2020, we only had 11 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

As of September 30, 2020, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 27% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Our restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.   These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 1, 2020, and incorporated herein by reference).

10.33	Second Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of October 7, 2020.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aldeyra Therapeutics, Inc.

November 5, 2020	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

November 5, 2020	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

 F