Form 10-K
period 2020-12-31
Aldeyra Therapeutics, Inc.
filed 2021-03-11
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No ☒

As of June 30, 2020, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $127,661,057, based on the closing price of the registrant’s Common Stock, as reported by The Nasdaq Capital Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2021 there were 47,246,847 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2020 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Aldeyra Therapeutics, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

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
•

delay in or failure to obtain regulatory approval of our product candidates, including as a result of the U.S. Food and Drug Administration (“FDA”) not accepting our regulatory filings or requiring additional clinical trials or data prior to review or approval of such filings;

•	the ability to maintain regulatory approval of our product candidates, and the labeling for any approved products;
•

the risk that prior results, such as signals of safety, activity or durability of effect, observed from preclinical or clinical trials, will not be replicated or will not continue in ongoing or future studies or trials involving our product candidates;

•	the scope, progress, expansion, and costs of developing and commercializing our product candidates;
•	the current and potential future impact of the COVID-19 pandemic on our business, results of operations and financial position;
•	uncertainty as to our ability to commercialize (alone or with others) our product candidates following regulatory approval, if any;
•	the size and growth of the potential markets and pricing for our product candidates and the ability to serve those markets;
•	our expectations regarding our expenses and revenue, the sufficiency or use of our cash resources and needs for additional financing;
•	the rate and degree of market acceptance of any of our product candidates;
•	our expectations regarding competition;
•	our anticipated growth strategies;
•	our ability to attract or retain key personnel;
•	our limited sales and marketing infrastructure;
•	our ability to establish and maintain development partnerships;
•	our ability to successfully integrate acquisitions into our business;
•	our expectations regarding federal, state and foreign regulatory requirements;

•	political, economic, legal, social and health risks, including the recent COVID-19 pandemic and subsequent public health measures, that may affect our business or the global economy
•	regulatory developments in the United States and foreign countries;
•	our ability to obtain and maintain intellectual property protection for our product candidates; and
•	the anticipated trends and challenges in our business and the market in which we operate.

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

Overview

We are a biotechnology company devoted to developing and commercializing next-generation medicines to improve the lives of patients with immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease (“DED”) and allergic conjunctivitis (“AC”). We have additional product candidates in development for proliferative vitreoretinopathy (“PVR”), primary vitreoretinal lymphoma (“PVRL”) and other retinal diseases, autoimmune disease, and cancer. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

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

Our product development pipeline is focused on immune-mediated ocular diseases and select systemic diseases, and encompasses three distinct biological mechanisms of action: reactive aldehyde species (“RASP”) inhibition, dihydrofolate reductase (“DHFR”) inhibition, and protein chaperome (“CHP”) inhibition. The immunological activity of our product candidates generally leads to diminished levels of pathological inflammation via down-regulation of immune cell activation or proliferation.

Our lead product candidate reproxalap is a RASP inhibitor that has been shown to diminish ocular inflammation, and has demonstrated statistically significant and clinically relevant improvements across an aggregate of seven Phase 2 clinical trials in DED and AC, a Phase 3 clinical trial in AC, and Part 1 of a Phase 3 clinical trial in DED, when administered topically to the eye as an ophthalmic solution. Administered to the skin as a topical dermatologic formulation in a Phase 2 clinical trial and in Part 1 of a Phase 3 clinical trial, reproxalap demonstrated statistically significant and clinically relevant improvements in ichthyosis (a severe skin disorder) caused by Sjögren-Larsson Syndrome (“SLS”), a rare RASP-mediated disease with no approved therapy. Additionally, in a Phase 1 clinical trial, ADX-629, a first-in-class orally available RASP inhibitor, was well-tolerated and no treatment-related adverse events were observed. Relative to subjects treated with placebo, reduction in the commonly described pro-inflammatory RASP malondialdehyde was observed in ADX-629 treated subjects. A growing body of clinical evidence supports the potential and relevance of RASP inhibition as a new and differentiated mechanism of action. We have discovered and are developing additional RASP inhibitors, including ADX-103 for the treatment of retinal disease.

As we continue to execute on our strategy of expanding our product candidate pipeline, we intend to license or acquire new immune-modulating approaches with novel therapeutic potential. In January 2019, we acquired Helio Vision, Inc. and thereby obtained rights to ADX-2191, an intravitreal DHFR inhibitor (methotrexate) for the prevention of PVR, a serious sight-threatening retinal disease with no approved treatment, and PVRL, a rare cancer with no approved treatment. In addition, in December 2016, we in-licensed the clinical-stage product candidate ADX-1612 (investigated in oncology under the name ganetespib), which inhibits the protein chaperome, a mechanistically differentiated approach for the potential treatment of inflammatory diseases.

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

Product Candidate Development Pipeline

We have no products approved for sale. We will not receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products or until we potentially enter into agreements with third parties for the development and commercialization of product candidates. If our development efforts for any of our product candidates result in regulatory approval or we enter into collaboration agreements with third parties, we may generate revenue from product sales or from such third parties. We have primarily funded our operations through the sale of our common stock, convertible preferred stock, convertible promissory notes, warrants, and borrowings under debt facilities.

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

There are approximately 20 million DED patients diagnosed in the United States, but only three drugs are approved for DED treatment, cyclosporine (0.05% as Restasis® or 0.09% as CequaTM), lifitegrast (5% as Xiidra®), and loteprednol (0.25% as Eysuvis®). The activity of cyclosporine and lifitegrast has been observed to be minimal or lacking in the majority of patients, and weeks or months of treatment may be required to achieve even modest clinical benefit. Loteprednol, a generically available corticosteroid, is indicated only for short-term treatment (up to two weeks) due to corticosteroid-associated toxicity, which includes increases in intraocular pressure that may lead to glaucoma, the development of cataracts, ocular infection, and other ocular morbidities.

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

Many patients manifest symptoms of both DED and AC, and differential diagnosis can be challenging for physicians. Approximately half of dry eye patients complain of itching, which is generally considered the result of allergy, and approximately half of AC patients complain of dryness, which is generally considered the result of DED. There are currently no United States Food and Drug Administration (“FDA”)-approved products that are indicated to treat both DED and AC. Neither cyclosporine nor lifitegrast have been approved for use in patients with AC, and antihistamines are known to exacerbate ocular dryness. Thus, we believe that no currently available drug for DED or AC is likely to be effective for the chronic treatment of patients who experience symptoms of both diseases.

By inhibiting RASP, which are elevated in a variety of inflammatory diseases, reproxalap represents a novel mechanism for diminishing ocular inflammation in DED and AC. In three Phase 2 clinical trials in DED, two Phase 2 clinical trials in AC, one Phase 3 trial in AC, and Part 1 of a Phase 3 trial in DED, reproxalap demonstrated consistent statistically significant and clinically relevant activity. We believe that reproxalap may have a commercially differentiated product profile versus currently approved drugs for each indication, having shown the potential for early and broad activity in DED, and durable activity in AC. Additionally, reproxalap may also represent the only product with the potential to treat DED and AC as a chronic therapy, uniquely addressing the needs of the large underserved population that suffers from both diseases.

Based on the late-stage clinical trial results to date, discussed below, we believe reproxalap could offer superior efficacy relative to existing DED medications, particularly with regard to early onset of action and breadth of activity. Thus, our current expectation is that reproxalap could be priced similarly to, or at a premium to, currently marketed drugs for DED, which are generally priced in the range of $450 to $650 per month. The potential size of the DED market is substantial. Of the estimated 34 million patients with DED in the United States, approximately 20 million are diagnosed. Assuming approximately one-third of diagnosed patients are candidates for prescription medication, and assuming approximately six months of therapy per year, the potential total addressable market for reproxalap therapy in DED is greater than $18 billion in the United States.

Contingent on the results of current and planned clinical trials in DED and AC, in addition to regulatory authority approval, we intend to commercialize reproxalap ophthalmic solution directly or through marketing partnerships.

Proliferative Vitreoretinopathy, Primary Vitreoretinal Lymphoma, and Other Retinal Diseases

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

Primary vitreoretinal lymphoma (“PVRL”) is a rare, aggressive, high-grade cancer that arises in the vitreous and retina. An estimated 2,900 people in the United States suffer from PVRL, and approximately 600 new cases of PVRL are diagnosed in the United States per year. The median survival for newly diagnosed patients is less than five years. In January 2021, we received from the FDA preliminary written comments in preparation for a Pre-IND (“Investigational New Drug”) Type B meeting regarding ADX-2191 for the treatment of PVRL. We believe the comments indicated that submission of a New Drug Application (“NDA”) for ADX-2191 for the treatment of PVRL may be possible without performing clinical trials. In the first quarter of 2021, we held a teleconference with the FDA to discuss the preliminary written comments and clarify the ADX-2191 NDA submission requirements for the treatment of PVRL. We applied for orphan designation for ADX-2191 for the treatment of PVRL in the first half of 2021. ADX-2191 has the potential to be the first drug approved to treat PVRL.

In addition to PVR and PVRL, the retina is susceptible to a variety of immune-mediated diseases, many of which are mediated by RASP. Inflammatory retinal disorders that involve RASP include both posterior and pan-uveitis, uveitis-associated macular edema, diabetic macular edema, and diabetic retinopathy. Separately, RASP and RASP-adducts accumulate in dry age-related macular degeneration, Stargardt’s Disease (juvenile dry age-related macular degeneration-like disease), and Sjögren-Larsson Syndrome-associated maculopathy. We believe that the number of patients affected by immune-mediated retinal disorders is considerable. In 2010, the National Eye Institute estimated that diabetic retinopathy and age-related macular degeneration represent approximately 10 million patients in the United States, and is expected to grow to almost 14.5 million by 2030. In 2017, the global ophthalmic drugs market was valued at $23 billion, and the market for retinal diseases accounted 39%, or approximately $9 billion, one of the largest ocular segments. Therefore, we believe that the total market potential of RASP inhibitors for the treatment of retinal disease is substantial.

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

Additionally, our RASP inhibitor platform represents a potential novel therapeutic approach for a variety of common systemic immune-mediated conditions. Because RASP appear to be involved in the generation and potentiation of inflammation in general, we believe the potential therapeutic applicability of RASP inhibitors is broad. We are not aware of any other company actively developing RASP inhibitors. In 2020, we announced the initiation of Phase 2 clinical trials of ADX-629, a first-in-class orally administered RASP inhibitor, for the treatment of COVID-19, atopic asthma, and psoriasis as part of a systematic strategy to assess activity across different types of immunological diseases. The Phase 2 clinical trials follow a successful Phase 1 clinical trial of ADX-629, in which ADX-629 was well-tolerated, and no treatment-related adverse events were observed and ADX-629 demonstrated target engagement evidenced by statistically lower RASP levels in drug-treated subjects relative to controls.

The Competitive Landscape of Our Product Candidates

The pharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies, academic institutions, government agencies, and research institutions. We believe that the key competitive factors that will affect the development and potential commercial success of our product candidates are efficacy, safety, tolerability, and the ability to reduce the dependence on, or the dose of, other drug products.

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

While our product candidates may manifest efficacy, tolerability, or safety advantages, many marketed therapies are generic or may be priced considerably lower than the pricing we anticipate for our product candidates. Pricing, in addition to healthcare plan coverage, prior authorization requirements, step edits, co-pay amounts, and related factors, may discourage the initial or prolonged use of our product candidates. Further, the recent growth of Pharmacy Benefit Managers has diminished the profitability of drug commercialization for smaller companies, and may hamper our ability to support our operations or compete effectively in the marketplace following regulatory approval, if any.

RASP Inhibitor Platform

A number of academic groups have published on the concept of reducing RASP levels, primarily by using compounds with amines (certain nitrogen-containing molecules) that react with RASP through a chemical process known as the Schiff base reaction. Various RASP-binding amines have been described, particularly carnosine (a naturally occurring dipeptide), which has other potential mechanisms of action unrelated to RASP. At least one group has published on the use of certain nitrogen-containing marketed products to temporarily bind retinaldehyde (a RASP) as a potential therapy for retinal disease. Schiff base reactions have also been mentioned as possible explanations for a portion of the activity of aminoguanidine, pyridoxamine, and possibly other non-proprietary amine-containing compounds that have been tested in clinical trials for diabetic nephropathy. However, the Schiff base reaction is reversible, and generally the substrates (precursors) and products of the reaction exist in equilibrium such that, at any point in time, the RASP substrate may be bound or unbound. In this way, Schiff base reactions alone represent temporary RASP binding, and likely lead to the relocation of RASP rather than the elimination of RASP. We believe that reproxalap and chemically related product candidates that we have discovered are differentiated from the above approaches in that the chemical structures of our product candidates are novel, and the reaction with RASP has been observed to be essentially irreversible in vivo, which, we believe, may result in a more effective means of diminishing RASP.

Other Immune-Modulating Pharmacotherapies

A myriad of new treatments have been or are being developed to treat inflammatory diseases, and have been used, or in theory could be used, for the treatment of the diseases that our product candidates are intended to target. Immune-modulating products include cytokine inhibitors, immune cell receptor inhibitors, complement inhibitors, phosphodiesterase inhibitors, and Janus kinase inhibitors. Companies that currently market such therapies include Abbvie, Inc., Johnson & Johnson, UCB Inc. and UCB S.A., Amgen, Inc., Bristol-Myers Squibb Co., and Pfizer, Inc. Currently marketed products may manifest efficacy and safety advantages over our product candidates, and may be used to treat the diseases for which we are developing our product candidates. In addition, CHP inhibitors other than ADX-1612 are in development for the treatment of cancer, and such compounds could theoretically be used for the treatment of immune-mediated diseases. Methotrexate, the active drug substance of ADX-2191, is generically available and has been used as a chemotherapeutic and immune modulating agent, and other formulations or application methods of methotrexate could be developed for the treatment of retinal diseases.

Competitive Product Candidates by Indication

We believe the primary competitors by indication with respect to our current programs in late stage-clinical testing are as follows:

Competitive Pharmaceuticals by Indication

Indication	Competitive Products
Dry Eye Disease

Topical immunomodulators, such as cyclosporine (0.05% as Restasis® or 0.09% as CequaTM) and lifitegrast (5% as Xiidra®); topical corticosteroids, such as loteprednol (0.25% as EysuvisTM) and other generic steroids; and artificial tear solutions

Allergic Conjunctivitis	Topical antihistamines and corticosteroids, which may be generic or sold over-the-counter; nonsteroidal anti-inflammatory drugs (NSAIDs); and mast cell stabilizers

Proliferative Vitreoretinopathy	None

We believe that there is significant unmet medical need for the diseases that we intend to target. If proven to be safe and effective, we believe that our product candidates could be used in place of, or in addition to, current therapies. Currently available therapies for the treatment of DED are generally considered by physicians and patients to be inadequate, may require weeks or months of treatment to achieve even moderate clinical benefit, and have not demonstrated clinical activity in AC, a common comorbidity. There is no approved therapy for PVR or PVRL.

Many drugs are in development for AC and DED. In addition, generic versions of Restasis® are also expected to become available in the U.S. in the near future. We believe that there are currently no drugs in development for both DED and AC; PVR; or PVRL. For the diseases we intend to study, there may be other developmental therapies of which we are not aware.

Our ability to compete successfully will depend in part on our ability to utilize our drug development expertise to identify, develop, secure rights to, and obtain regulatory approvals for promising pharmaceutical products before others are able to develop competitive products. Our ability to compete successfully will also depend on our ability to attract and retain skilled and experienced personnel. Additionally, our ability to compete may be diminished by insurers and other third-party payors, which often encourage the use of cheaper, non-innovative, or generic products.

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

Figure 1: Phase 2b Dry Eye Disease Clinical Trial Results

In April 2019, we initiated the RENEW Trial, an ongoing adaptive, two-part, multi-center, randomized, vehicle-controlled, double-masked, parallel-group Phase 3 trial of 0.25% topical ocular reproxalap compared to vehicle in patients with moderate to severe DED. The primary objective of RENEW Part 1 was to confirm dosing regimen, endpoints, and sample size for RENEW Part 2. In Part 1 of RENEW, 422 patients were randomized equally to receive either four-times-daily reproxalap or vehicle for twelve weeks (the constant dosing group) or four-times-daily reproxalap or vehicle for four weeks, followed by twice-daily reproxalap or vehicle for eight weeks (the induction-maintenance dosing group). In December 2019, we announced that, in the induction-maintenance dosing group, the RENEW co-primary endpoint of patient-reported visual analog scale (“VAS”) ocular dryness from Weeks 2 to 12 was achieved (p=0.0004) (Figure 2), and that activity was observed as early as one week after initiation of therapy (p=0.001) and was maintained until the end of the trial.

Figure 2: RENEW Part 1 Results – Co-Primary Symptom Endpoint

SEM = standard error of the mean

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

Figure 3: RENEW Part 1 Results – Symptom Treatment Differences Over Weeks 2 to 12

In February of 2020, we announced that the results of a randomized, vehicle-controlled, parallel-group, multi-center, double-masked Phase 2 clinical trial of a novel formulation of 0.25% reproxalap topical ophthalmic solution demonstrated statistically significant improvement over vehicle for the primary endpoint of VAS ocular dryness score (p=0.03). Consistent with the RENEW trial, approximately 100 patients were enrolled per arm, and drug was administered via the induction maintenance regimen. The novel formulation is substantially similar to the formulations used in the Phase 2b clinical trial and the RENEW Trial, differing only in the amount of a single excipient.

In January 2021, we announced positive top-line symptom, redness, and Schirmer’s test results from the run-in cohort of the Phase 3 TRANQUILITY clinical trial of reproxalap in patients with dry eye disease. The TRANQUILITY Trial was designed to assess the acute activity of reproxalap over one day of therapy and within minutes of drug administration. Patients were treated with four doses of 0.25% reproxalap for one day. On the following day, patients were administered a single dose before entry, and a dose 45 minutes after entry, to a dry eye chamber with minimal humidity, high airflow, and forced visual tasking. The run-in cohort, performed at a single center, was double-masked, and randomized 12 patients to receive reproxalap and 11 patients to receive vehicle. Over the first day of dosing, Schirmer test scores were directionally in favor of reproxalap over vehicle, and reproxalap was statistically superior to vehicle in improvement in VAS dryness score (p=0.003), ocular discomfort 4-symptom questionnaire (OD4SQ) dryness score (p=0.006), OD4SQ grittiness score (p=0.006), and OD4SQ discomfort score (p=0.003). Over all time points in aggregate in the dry eye chamber, reproxalap was observed to be statistically superior to vehicle for the two assessed symptoms, VAS ocular dryness score (p=0.001) (Figure 4) and ocular discomfort score (p<0.0001). Reproxalap also demonstrated statistically significant improvement over vehicle (p=0.03) in ocular redness (Figure 5), an objective sign of dry eye disease. Improvement in ocular symptoms and redness occurred within minutes after reproxalap dosing. Additionally, tear RASP levels were reduced after single doses of reproxalap, as assessed by enzyme-linked immunosorbent assay (ELISA) of 4-hydroxynonenal protein adducts (HNE). For subjects with sufficient tear volumes for analysis, across the two doses where tear RASP levels were assessed before and after drug administration, HNE levels declined by an average of 1018 picograms/milliliter (pg/mL) in reproxalap-treated patients (n=9) versus an increase of 32 pg/mL in vehicle-treated patients (n=7).

Figure 4: Phase 3 TRANQUILITY Run-In Cohort Dry Eye Chamber Results – Ocular Dryness

Figure 5: Phase 3 TRANQUILITY Run-In Cohort Dry Eye Chamber Results – Ocular Redness

TRANQUILITY, and a similar trial, TRANQUILITY-2, are anticipated to enrolled approximately 300 patients under a protocol similar to the run-in cohort, and are expected to conclude in 2021. Pending results from the TRANQUILITY trials, a dry eye disease safety trial, drug supply stability studies, and regulatory input, we believe that a potential NDA filing for reproxalap for the treatment of dry eye disease could occur as early as the end of 2021.In all reproxalap dry eye disease clinical trials completed to date, no adverse findings on safety assessments were observed, and reproxalap was well tolerated. Transient and generally mild instillation site discomfort is the most commonly reported adverse event.

Allergic Conjunctivitis

In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled Phase 2a clinical trial of reproxalap ophthalmic solution in patients with AC demonstrated statistically and clinically significant activity of reproxalap over vehicle in reducing ocular itching and tearing. In June 2017, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled, multi-center Phase 2b clinical trial of 0.1% and 0.5% topical ocular reproxalap in patients with AC demonstrated statistically and clinically significant activity of reproxalap over vehicle in reducing ocular itching. In the Phase 2b clinical trial, which assessed ocular itching (scale 0 to 4) via a conjunctival allergen challenge model (allergen administered directly to the eye), the activity of reproxalap in subjects challenged with seasonal allergens was statistically significantly superior to activity in vehicle-treated subjects, as measured by area under the itch score curve from 10 to 60 minutes post-challenge. In addition, responder (two-point improvement from baseline itch score) probability in drug-treated patients was statistically superior to that of vehicle-treated patients for subjects challenged with seasonal allergens (Figure 6). A clear dose response was observed.

Figure 6: Phase 2b Allergic Conjunctivitis Clinical Trial Results

In March 2019, we announced that the Phase 3 ALLEVIATE clinical trial met the primary endpoint and the key secondary endpoint for both concentrations of reproxalap (Figure 7). The double-masked, randomized, vehicle-controlled, multi-center, parallel-group conjunctival allergen challenge Phase 3 ALLEVIATE trial assessed the efficacy and safety of 0.25% and 0.5% concentrations of reproxalap topical ophthalmic solutions compared to vehicle in 318 patients (approximately 100 per arm) with seasonal AC. The primary efficacy endpoint was the evaluation of ocular itch score (0 to 4 scale) area under the curve from 10 to 60 minutes after allergen challenge, and the key secondary endpoint was two-point responder rate, a measure of clinical relevance. Relative to patients treated with vehicle, patients treated with 0.25% and 0.5% reproxalap demonstrated statistically significant reduction in ocular itching (p<0.0001 and p=0.0025, respectively), as assessed by area under the ocular itch score curve. Two-point responder rates for 0.25% and 0.5% reproxalap were statistically greater than that of vehicle-treated patients (p=0.0005 and p=0.0169, respectively), confirming the clinical relevance of the observed primary endpoint improvements. Both concentrations of reproxalap exhibited an anti-inflammatory profile that is distinct from standard-of-care antihistamine therapy and support a differentiated mechanism of action for the treatment of AC.

Figure 7: Phase 3 ALLEVIATE Allergic Conjunctivitis Clinical Trial Results (0.25% Reproxalap)

In October 2019, we announced expanded results from our allergen chamber clinical methods trial of topical ocular reproxalap in patients with AC. The double-masked, randomized, vehicle-controlled, crossover allergen chamber clinical methods trial assessed the efficacy and safety of 0.25% and 0.5% concentrations of reproxalap topical ophthalmic solution compared with vehicle in 70 patients with ocular allergy to ragweed. Patient-reported ocular itching and tearing, and investigator-assessed ocular redness, were recorded at various intervals over approximately 3.5 hours during aerosolized exposure to a standardized amount of ragweed pollen. Test article was administered before chamber entry and at 90 minutes post-entry, near the peak of allergy symptoms and signs.  Relative to patients treated with vehicle, patients treated with 0.25% or 0.5% reproxalap demonstrated statistically significant reduction in ocular itching (p<0.0001), redness (p<0.0001), and tearing (p<0.0001). The total ocular symptom score, a combination of itching, redness, and tearing, was also significantly lower in reproxalap-treated subjects than in vehicle-treated subjects (p<0.0001 for both concentrations) (Figure 8). Consistent with the positive results from the Phase 3 ALLEVIATE trial in AC, there was no statistical difference between the activity of 0.25% and 0.5% reproxalap.

Figure 8: Allergen Chamber Clinical Methods Allergic Conjunctivitis Trial Results (0.25% Reproxalap)

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

In all reproxalap allergic conjunctivitis clinical trials completed to date, no adverse findings on safety assessments were observed, and reproxalap was well tolerated. Transient and generally mild instillation site discomfort is the most commonly reported adverse event. Pending results from INVIGORATE, an allergic conjunctivitis safety trial, drug supply stability studies, and regulatory input, we believe that a potential NDA filing for reproxalap for the treatment of allergic conjunctivitis could occur as early as the end of 2021.

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

Systemic RASP Inhibition for the Treatment of Immune-Mediated Diseases

In December 2020, we announced the initiation of Phase 2 clinical trials of ADX-629, a first-in-class orally administered reactive aldehyde species (RASP) inhibitor, for the treatment of COVID-19, atopic asthma, and psoriasis as part of a systematic strategy to assess activity across different types of immunological diseases. The Phase 2 clinical trials follow a successful Phase 1 clinical trial of ADX-629, which observed no treatment-related adverse events at any dose tested, as well as target engagement evidenced by statistically lower RASP levels in drug-treated subjects relative to controls (Figure 9). Following completion of the Phase 2 clinical trials, subsequent clinical indications may be selected, depending on the clinical activity of ADX-629, cytokine profiles, and levels of RASP inhibition.

Figure 9: Malondialdehyde Levels Over 10 Days of Dosing

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

The Science Supporting Our Product Candidates

Reactive Aldehyde Species

In response to infection, injury, endogenous and exogenous chemical triggers, heat, and other stimuli, pro-inflammatory reactive aldehyde species (“RASP”) are generated through a variety of metabolic processes, including alcohol oxidation, enzymatic and non-enzymatic lipid oxidation, and polyamine and sphingosine metabolism. RASP appear to effect inflammation signaling via covalent binding to thiol (sulfur-containing) and amine (nitrogen-containing) residues on proteins, including receptors and enzymes. RASP-protein adducts directly influence the function of proteins, leading to activation of intracellular inflammatory factors, including NF-κB, an important mediator in the inflammatory response, and inflammasomes. In addition, RASP adducts bind to Scavenger Receptor A, which also initiates pro-inflammatory signaling and leads to the formation of antibodies against the adducted protein, at least in part explaining the presence of host-directed antibodies in autoimmune diseases such as rheumatoid arthritis. Levels of RASP are generally observed to be elevated in ocular and systemic inflammatory disease, and thus represent therapeutic targets for immune-modulation.

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

Aside from the stimulation of inflammation, there is no generally accepted biological role of high levels of RASP. Some physiologic molecules have RASP forms, including retinaldehyde (a form of Vitamin A) and pyridoxal and pyridoxal phosphate (forms of Vitamin B6), but the activity of physiological RASP is highly restricted by chaperone and other proteins that prevent reaction with other molecules, including our RASP inhibitors. Thus, pharmacotherapeutic RASP inhibition is expected not to adversely affect normal physiologic processes. Consistent with the lack of accessibility of physiologic RASP, our most advanced RASP inhibitor, reproxalap, which has been administered to approximately 1,200 patients across fifteen completed clinical trials, has been observed to be generally well tolerated and has not resulted in any serious adverse events.

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

In addition to the development of reproxalap, we intend to continue the discovery and development of other novel RASP inhibitors, and we intend to continue to develop intellectual property around such molecules. We have identified, synthesized, and tested numerous molecules that may be more potent than reproxalap in inhibiting RASP. We are currently screening novel product candidates to address diseases where topical and systemic administration may reduce RASP-mediated pathology. We have nominated two new RASP inhibitors, ADX-103 and ADX-629, for clinical development. Development of ADX-103 for the treatment of inflammatory retinal disease may begin in 2022, depending on additional preclinical data, regulatory discussions, funding, and other factors. Clinical development of ADX-629 for the treatment of autoimmune and other inflammatory diseases began in late 2019.

The Potential of ADX- 2191 to Prevent Proliferative Vitreoretinopathy

Proliferative vitreoretinopathy (“PVR”) is characterized by excessive replication and pro-inflammatory activity of retinal cells, at least a portion of which synthesize collagen, the principal component of scar tissue. Retinal scarring can lead to impairment of vision, including blindness, as well as increased probability of further retinal detachments. Methotrexate, the active component of ADX-2191 (intravitreal methotrexate), is a dihydrofolate reductase inhibitor that has been used to treat cancer and autoimmune disease. The anti-proliferative and anti-inflammatory properties of dihydrofolate reductase inhibition are well described. In preclinical studies of primary cell cultures from PVR patients, dihydrofolate reductase inhibition reduced pathological cell proliferation and scar-like collagen deposition. Thus, the observed clinical activity of ADX-2191 in PVR is believed to be the result of down-regulation of aberrant retinal cell proliferation and activity, thereby leading to reduced retinal scarring.

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

Patent Portfolio

Our patent portfolio currently includes patents and patent applications covering the composition, formulation, and uses of reproxalap, ADX-103, ADX-629, ADX-1612, and other novel compounds. As of December 31, 2020, we owned eleven United States patents and eight pending United States non-provisional patent applications, as well as numerous foreign counterparts to these patents and patent applications, relating to reproxalap, ADX-103, and ADX-629. Additionally, we have in-licensed certain patents and patent applications relating to ADX-1612, and retain an exclusive license to certain patents related to the use of ADX-2191 for the prevention of proliferative vitreoretinal disease.

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

Employees

As of December 31, 2020, we had 11 full-time employees and had engaged a number of consultants. We expect that a number of consultants previously engaged in development of our product candidates will participate in ongoing clinical and manufacturing activities. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Human Capital

We recognize that attracting, motivating and retaining talent at all levels is vital to our continued success. Our employees are a significant asset and we aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. By focusing on employee retention and engagement, we also improve our ability to support our clinical trials, our pipeline, our platform technologies, business and operations, and also protect the long-term interests of our stockholders. Our success also depends on our ability to attract, engage and retain a diverse group of employees. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation and benefits packages and ensuring we listen to our employees.

We value innovation, passion, data-driven decision making, persistence and honesty, and are building a diverse environment where our employees can thrive and be inspired to make exceptional contributions to bring novel and more effective therapies to cancer patients.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, motivating and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through grants of stock-based compensation awards and payments of cash-based performance bonus awards, in order to increase stockholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our objectives. We are committed to providing a competitive and comprehensive benefits package to our employees. Our benefits package provides a balance of protection along with the flexibility to meet the individual health and wellness needs of our employees. We plan to continue to refine our efforts related to optimizing our use of human capital as we grow, including improvements in the way we hire, develop, motivate and retain employees.

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

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Research and Development Expenses

Substantially all of our research and development expenses incurred to date have been related to the development of reproxalap and our other product candidates. Our research and development expenses totaled $24.7 million for the year ended December 31, 2020 and $44.4 million for the year ended December 31, 2019.

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

Summary of Risks Related to our Business

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

•

Our business is dependent in large part on the success of a single product candidate, reproxalap, for which we are researching multiple indications. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, reproxalap.

•

To generate revenue, we will depend on FDA approval of our lead product candidate, reproxalap for the potential treatment of dry eye disease. If we are unable to successfully conduct the TRANQUILITY and TRANQUILITY-2 trials, prepare and timely submit the planned NDA for this product candidate and obtain FDA approval, our ability to generate revenue will be significantly delayed.

•

We have incurred significant operating losses since inception and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

•

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

•

Reproxalap and our other product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays, or prevent the receipt of the required approvals to commercialize our product candidates.

•

If our competitors develop treatments for the target indications of our product candidates that are approved more quickly than ours, marketed more successfully, or demonstrated to be safer or more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

•	If we fail to develop and commercialize our product candidates, we may be unable to grow our business.
•

We rely on third parties to conduct our clinical trials. If any third party does not meet our deadlines or otherwise conduct the trials as required and in accordance with regulations, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected, or at all.

•	Public health emergencies, epidemics or pandemics, such as the ongoing COVID-19 pandemic impact our business.

Risks Related to our Business

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a NDA to the FDA, and even fewer are approved for commercialization. We are currently planning to submit an NDA to the FDA for reproxalap in dry eye disease and allergic conjunctivitis by the end of 2021, assuming positive clinical trial results. Even if our trials are successful, we can provide no assurances that the FDA will accept this NDA for review. Moreover, even if FDA does accept our NDA, there can be no assurance that

FDA will agree with our interpretation of the data, that FDA will not require us to conduct additional clinical trials or provide additional data, or that FDA will approve our NDA in a timely fashion, or at all.

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

To generate revenue, we will depend on FDA approval of our lead product candidate, reproxalap for the potential treatment of dry eye disease. If we are unable to successfully conduct the TRANQUILITY and TRANQUILITY-2 trials, prepare and timely submit the planned NDA for this product candidate and obtain FDA approval, our ability to generate revenue will be significantly delayed.

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. Based on our discussions with and our interpretation of feedback from the FDA, as well as run-in cohort data from the TRANQUILITY trial, we currently plan to submit a NDA to the FDA for reproxalap for the potential treatment of dry eye disease by the end of 2021, subject to positive clinical trial results. There can be no assurance that we can prepare and submit an NDA in a timely manner or at all. We have limited experience in preparing, filing, and pursuing applications necessary to gain regulatory approvals. The preparation of an NDA requires a great deal of effort and expertise, and if we do not secure the necessary resources and hire and retain personnel having the requisite expertise to prepare and submit the NDA, the filing of the NDA would be delayed. Further, if an NDA is submitted by the company, there can be no assurance that it will be accepted for filing by the FDA. If the FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a “refuse to file” notice. The FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. The FDA could also require that we conduct additional studies and submit that data before it will reconsider our application, which would require us to expend more resources than we planned or that are available to us, and could substantially delay any approval of our application. If the FDA is not satisfied with data included in our NDA, we may need to expend additional resources or conduct additional studies, including clinical trials, to obtain data that the FDA believes is sufficient. It is also possible that additional studies may not suffice to make our application approvable. Even if the NDA is accepted for filing by the FDA, there can be no assurance that it would be approved in a timely manner or at all.

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

Because, as of December 31, 2020, we only had 11 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company

We are highly dependent on the services of our senior management team and certain key consultants.

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team composed of three individuals and certain other employees: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer; Joshua Reed, M.B.A., our Chief Financial Officer; and Stephen G. Machatha, Ph.D., our Chief Development Officer. Our current management team has only been working together for a relatively short period of time. Our future performance will depend significantly on our ability to successfully integrate our management team, and on those officers’ ability to develop and maintain an effective working relationship. Our failure to integrate these recently hired executive officers with other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates, and our results of operations. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, and drug development consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses since inception and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the year ended December 31, 2020 and 2019 was approximately $37.6 million and $60.8 million, respectively. As of December 31, 2020, we had total stockholders’ equity of $59.5 million and an accumulated deficit of $236.9 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

The development and commercialization of biopharmaceutical products is capital intensive.  We are advancing reproxalap and our other product candidates through preclinical and clinical development, including our multiple ongoing and planned clinical trials for our product candidates. We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of, and, if successful, seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to manufacturing, product sales, marketing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts.  In addition, any disruption in the capital markets caused by the COVID-19 outbreak could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings or other sources. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain other tax assets (“tax attributes”) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Prior to December 31, 2017, we believe three ownership changes have occurred since inception, however, management believes that we have sufficient “Built-In Gains” to offset any Section 382 limitation generated by these ownership changes. Any future ownership changes, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOLs carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOLs carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

Risks Related to the COVID-19 Pandemic

Our business has been and will continue to be adversely affected by the COVID-19 pandemic.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our ongoing or planned clinical trials; and any closures of our offices or clinical trial facilities. Any of these events could cause or contribute to the risks and uncertainties enumerated in this annual report on Form 10-K and could materially adversely affect our business, financial condition, results of operations and/or stock price.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations. For example, patient enrollment, in our GUARD trial, was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. While COVID-19 did not have a material adverse effect on our reported results for the year ended December 31, 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.

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

To the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof adversely affects our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in this section of this year end report on Form 10-K.

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

Because we have no experience in commercializing pharmaceutical products, there is a limited amount of information about us upon which to evaluate our product candidates and business prospects.

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

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, as product candidates proceed through development, the trial designs may often be different and may need to evolve and change from phase to phase or within the same phase or same trial, in the case of an adaptive trial design; the vehicles or controls may be modified from trial to trial; and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. Success in run-in cohorts, earlier clinical trials, or clinical trials focused on a different indication does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through other phases of clinical testing. Companies frequently suffer significant setbacks in advanced clinical trials, even after run-in cohorts or earlier clinical trials have shown promising results. For instance, in June 2019, we discontinued our noninfectious anterior uveitis program following the announcement of results from the SOLACE Trial. Moreover, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

In addition, because the active ingredient of ADX-2191 (methotrexate) is a generic drug, if ADX-2191 is approved for any indication without orphan drug designation, a generic manufacturer may be able to develop and launch an intravitreal formulation of methotrexate within three years of ADX-2191 approval under the Hatch Waxman Act. Generic drug competition would have a material and adverse effect on the commercial potential of ADX-2191.  Further, our ability to successfully commercialize ADX-2191, if approved, depends on a number of additional factors, including but not limited to, the level of enforcement by the FDA to ensure that compounded copies of commercially available FDA-approved products manufactured by compounding pharmacies, including compounded copies of ADX-2191, that may be in violation of the federal Drug Quality and Security Act (“DQSA”) and other relevant provisions of the United States Federal Food, Drug, and Cosmetic Act, are not produced and dispensed to patients.

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

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

The United Kingdom left the European Union on January 31, 2020, an event commonly referred to as “Brexit,” and following the “transition period,” on December 30, 2020, the European Union, the European Atomic Energy Community and the United Kingdom signed a Trade and Cooperation Agreement.

Brexit imposes new regulatory costs and challenges that may have a material adverse effect on us and our operations. We may face decreased chances to obtain market approval for our products in the European Union, including the possibility that the European Medicines Agency will not accept data from our clinical trials conducted in the United Kingdom or will only do so if we comply with certain conditions. Conversely, since a significant proportion of the United Kingdom’s regulatory framework affecting the pharmaceutical and biotechnological industry is derived from European Union directives and regulations, Brexit could materially alter the regulatory regime with respect to our product candidates in the United Kingdom, which may increase the time and costs associated with obtaining regulatory approval from the relevant authorities. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Altered regulations could also add time and expense to the process by which our product candidates receive regulatory approval in the United Kingdom and the European Union.

In addition, following the Brexit vote, the European Union moved the European Medicines Agency’s headquarters from the United Kingdom to the Netherlands. This transition may cause disruption in the administrative and medical scientific links between the European Medicines Agency and the UK Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of import and export of active substance and other components of new drug formulations and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom.

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

In addition, a federal court in Texas ruled in December 2018 that the PPACA is unconstitutional. That decision currently is being appealed and in March 2020, the Supreme Court of the United States announced it would hear an appeal on the constitutionality of the Affordable Care Act. We cannot predict the ultimate content, timing, or effect of any such reform activities, litigation, or court decisions on our operations. Additionally, the pricing and reimbursement of pharmaceutical products continues to receive significant attention from U.S. policymakers, the former Trump Administration, and others. For example, on January 31, 2019, the Department of Health and Human Services issued a proposed rule that removes from existing anti-kickback statute safe harbor protection certain reductions in price paid by pharmaceutical manufacturers to Medicare Part D plan sponsors, Medicaid MCOs, and those entities’ pharmacy benefit managers (“PBMs”), and adds two new safe harbors that protect certain point-of-sale price reductions by pharmaceutical manufacturers as well as certain service fee payments from pharmaceutical manufacturer to PBMs. At this time, we cannot predict the impact of this increased scrutiny would have on our business.

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

Risks Related to our Reliance on Third Parties

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of reproxalap and our other product candidates.

As of December 31, 2020, we only had 11 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

In addition, during challenging and uncertain economic environments, in tight credit markets, and during public health epidemics, such as the COVID-19 pandemic, there may be a disruption or delay in the performance of our third party contractors, suppliers, or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected.

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

As of December 31, 2020, our current executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 18% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

However, as a smaller reporting company and a non-accelerated filer and in accordance with new SEC rules effective in 2020, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for as long as we are not deemed an “accelerated filer” or “large accelerated filer.” The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

Our offices are located in Lexington, Massachusetts. As of December 31, 2020, we had leased approximately 9,351 square feet of office space pursuant to leases that expire in 2021. Management believes that this office space is suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the leases, additional or alternative space will be available at commercially reasonable terms.

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

Holders of Record

As of December 31, 2020, there were 20 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a biotechnology company devoted to developing and commercializing next-generation medicines to improve the lives of patients with immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease (“DED”) and allergic conjunctivitis (“AC”). We have additional product candidates in development for proliferative vitreoretinopathy (“PVR”), primary vitreoretinal lymphoma (“PVRL”) and other retinal diseases, autoimmune disease, and cancer. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

Our lead product candidate reproxalap is a RASP (reactive aldehyde species) inhibitor that has demonstrated statistically significant and clinically relevant improvements across an aggregate of seven Phase 2 clinical trials in DED and AC, a Phase 3 clinical trial in AC, and Part 1 of a Phase 3 clinical trial in DED, when administered topically to the eye as an ophthalmic solution. Administered to the skin as a topical dermatologic formulation in a Phase 2 clinical trial and in Part 1 of a Phase 3 clinical trial, reproxalap demonstrated statistically significant and clinically relevant improvements in ichthyosis (a severe skin disorder) caused by Sjögren-Larsson Syndrome (“SLS”), a rare RASP-mediated disease with no approved therapy.  Additionally, in a Phase 1 clinical trial, ADX-629, a first-in-class orally available RASP inhibitor, was well-tolerated and no treatment-related adverse events were observed.  Relative to subjects treated with placebo, reduction in the commonly described pro-inflammatory RASP malondialdehyde was observed in ADX-629 treated subjects.  A growing body of clinical evidence supports the potential and relevance of RASP inhibition as a new and differentiated mechanism of action. We have discovered and are developing one additional RASP inhibitor, ADX-103, for the treatment of retinal disease.

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

Since our incorporation, we have devoted substantially all of our resources to the preclinical and clinical development of our product candidates. Our ability to generate revenues largely depends upon our ability, alone or with others, to complete development of our product candidates to obtain regulatory approvals for and to manufacture, market, and sell our product candidates. The results of our operations will vary significantly from year-to-year and quarter-to-quarter, and depend on a number of factors, including risks related to our business and industry, risks relating to intellectual property and other legal matters, risks related to our common stock, and other risks that are detailed in the section of this annual report on Form 10-K entitled “Risk Factors.

In December 2018, we entered into an Open Market Sale Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares.  We have no obligation to sell any shares under the Jefferies Sales Agreement, and may at any time suspend solicitations and offers under the Jefferies Sales

Agreement. During the year ended December 31, 2019, we sold, at a volume-weighted average price of $9.73, an aggregate of 1.3 million shares of common stock and received $8.0 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs. During the year ended December 31, 2020, we sold, at a volume-weighted average price of $4.62, an aggregate of 9.4 million shares of common stock and received $40.7 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs. As of December 31, 2020, we had sold the maximum allowable amount and no further sales may be made under the Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $25.0 million of which may become available for draw-down in the future, subject to the satisfaction of certain conditions contained therein. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility is described in Note 9 to the notes to the consolidated financial statements contained in this Annual Report on Form 10-K. As of December 31, 2020, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

In January 2021, we sold 7.9 million shares of our common stock in an underwritten public offering at $9.50 per share, for an aggregate gross cash purchase price of $74.7 million or proceeds of $70.0 million after underwriters’ discount and expenses.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of our product candidates and, subject to regulatory approval, if any, the commercialization of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. In addition, as capital resources permit, we may augment or otherwise modify the clinical development plans described herein. However, any disruption in the capital markets caused by the COVID-19 outbreak could make any financing more challenging, and there can be no assurance that we will be able to raise capital on commercially reasonable terms or at all.

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

Our Acquisition of Helio Vision, Inc.

On January 28, 2019, we acquired Helio Vision, Inc., a Delaware corporation (“Helio”).  As a result of the acquisition, we issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. We, subject to the conditions of the acquisition agreement, will be obligated to make additional payments to the former securityholders of Helio as follows: (a) $2.5 million of common stock on the date that is 24 months following the closing date; (b) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label (“PVR”) prior to the 10th anniversary of the closing date; and (c) $2.5 million of common stock following FDA approval of a new drug application for an indication (other than PVR) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of Common Stock. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

The founders were issued 568,627 shares and non-founders were issued 591,817 shares. On January 28, 2021, a contingent milestone was achieved and 246,562 shares of our common stock were issued to the former Helio securityholders during the first quarter of 2021.

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

General and administrative expenses

Our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees during the years ended December 31, 2020 and 2019. Other general and administrative expenses include professional fees for auditing, tax, and legal services, including patent related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintain compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the year ended December 31, 2020, comprehensive loss is equal to our net loss of $37.6 million and an unrealized loss on marketable securities of $6,000. For the year ended December 31, 2019, comprehensive loss is equal to our net loss of $60.8 million and an unrealized gain on marketable securities of $15,000.

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

COVID-19

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how the pandemic will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations.  For example, patient enrollment in our GUARD trial was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery.  While the COVID-19 pandemic did not have a material adverse effect on our reported results for the year ended December 31, 2020, we are unable to predict the ultimate impact that the pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak. Furthermore, the impact of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remains unknown.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2020, the Company had federal and state income tax net operating loss (“NOL”) carryforwards of approximately $178.1 million and $172.0 million, respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards will expire at various dates through 2040. Federal NOLs generated during the years ended December 31, 2018 and thereafter will carry forward indefinitely.  As of December 31, 2020, we have federal and state research and development tax credit carryforwards of approximately $5.4 million and $1.2 million, respectively, which will expire at various dates through 2040.

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets (“tax attributes”) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Prior to December 31, 2017, we believe we underwent three ownership changes, however, management believes that we have sufficient “Built-In-Gains” to offset any Section 382 limitation generated by such ownership changes. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations.

Subject to annual limitations, Federal net operating losses generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Federal NOLs generated in December 31, 2017 and prior, as well as state NOLs, will expire at various dates through 2040. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

Comparison of Years Ended December 31, 2020 and 2019

Net loss. Net loss for the years ended December 31, 2020 and 2019 was approximately $37.6 million and $60.8 million, respectively. As of December 31, 2020, we had total stockholders’ equity of $59.5 million. Losses have resulted principally from costs incurred in our clinical trials and other research and development programs, IPR&D and amortization costs of founders’ stock related to the acquisition of Helio in January 2019, and from our general and administrative expenses.

Research and development expenses. Research and development expenses were $24.7 million for the year ended December 31, 2020 compared to $44.4 million for the same period in 2019. The decrease of $19.7 million is primarily related to a decrease in our external research and development expenditures based on planned clinical activities, including clinical and manufacturing, partially offset by an increase of $1.2 million in non-cash compensation costs related to a portion of a contingent milestone in the Helio agreement that was considered probable at December 31, 2020 and was settled in the first quarter of 2021, and an increase in preclinical costs.

General and administrative expenses. General and administrative expenses were $10.0 million for the year ended December 31, 2020, compared to $12.2 million for the year ended December 31, 2019. The decrease of approximately $2.2 million is primarily related to decreases in personnel costs, legal costs, public company costs related to continuing compliance with the Sarbanes Oxley Act of 2002, and miscellaneous administrative costs.

Acquired in-process research and development expenses. Acquired in-process research and development expenses were $1.8 million for the year ended December 31, 2020, compared to $6.6 million for the year ended December 31, 2019. The $6.6 million recorded during the year ended December 31, 2019 of in-process research and development expenses was associated with the January 2019 acquisition of Helio. We determined that the assets acquired from Helio did not constitute a business since substantially all of the assets acquired were related to ADX-2191, and that the transaction would be accounted for as an asset acquisition. As the asset and development program acquired from Helio are at an early stage of development and determining the future economic benefit of the acquired assets at the date of acquisition and December 31,2020 is highly uncertain, the cost to acquire the assets was fully expensed as in-process research and development. During the year ended December 31, 2020, a contingent milestone related to Helio was determined to be probable and estimable, and we recorded $1.8 million of acquired in-process research and development expense related to a portion of the non-cash compensation costs related to the contingent milestone which was settled in the first quarter of 2021.

Other income (expense). Total other income (expense) was approximately $(1.6) million for the year ended December 31, 2020, compared to $0.9 million for the year ended December 31, 2019.  The change was primarily due to an increase in the interest expense related to the Hercules Credit Facility and lower interest income during the year ended December 31, 2020.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowed under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At December 31, 2020, we had total stockholders’ equity of approximately $59.5 million and cash and cash equivalents of $77.9 million. During the year ended December 31, 2020, we had net loss of approximately $37.6 million. We expect to generate operating losses for the foreseeable future.

In December 2018, we entered into an Open Market Sale Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we could offer and sell, from time to time through Jefferies, shares of our common stock, par value $0.001 per share, providing for aggregate sales proceeds of up to $50,000,000. Under the Jefferies Sales Agreement, Jefferies may sell such shares of common stock in privately negotiated transactions with our consent; as block transactions; or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for our common stock, with us setting the parameters for the sale of shares thereunder, including the number of shares to be issued, the time period during which sales are requested to be made, any limits on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. The Jefferies Sales Agreement provides that Jefferies will be entitled to a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of shares. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitations and offers under the Jefferies Sales Agreement. During the year ended December 31, 2019, we sold, at a volume-weighted average price of $9.73, an aggregate of 1.3 million shares of common stock and received $8.0 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs. During the year ended December 31, 2020, we sold, at a volume-weighted average price of $4.62, an aggregate of 9.4 million shares of common stock and received $40.7 million after deducting commissions

related to the Jefferies Sales Agreement and other offering costs.   As of December 31, 2020, we had sold the maximum allowable amount and no further sales may be made under the Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility, pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (the “2019 Tranche”), March 31, 2020 (the “2020 Tranche”), and March 31, 2021 (the “2021 Tranche”); and (iii) a final additional term loan advance of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. As of December 31, 2020, we had not satisfied the funding conditions for the 2021 Tranche. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of December 31, 2020, $15.0 million was outstanding under the Hercules Credit Facility.

In January 2021, we closed an underwritten public offering in which we sold an aggregate of 7.9 million shares of common stock at $9.50 per share. The net proceeds of the offering were approximately $70.0 million, after deducting underwriting discounts, commissions, and other offering expenses payable by us.

Based on our current operating plan, we believe that our cash and cash equivalents as of December 31, 2020, together with the net proceeds from the sale of common stock in our January 2021 underwritten public offering will be adequate to fund our currently anticipated operating expenses through the end of 2023, for the continued development of reproxalap and our other product candidates, including the completion of the Phase 3 TRANQUILITY and TRANQUILITY 2 trials in dry eye disease for reproxalap, the completion of the Phase 3 trial in allergic conjunctivitis (the INVIGORATE trial) for reproxalap, as well as the Phase 2 clinical trials of ADX-629 in COVID-19-associated respiratory compromise, atopic asthma, and psoriasis and the completion of Part 1 of the adaptive Phase 3 clinical trial in proliferative vitreoretinopathy (the GUARD Trial).  We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities, commercialize our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

We will continue to incur costs as a public company including, but not limited to, costs and expenses for directors fees; increased directors and officers insurance; investor relations fees; expenses for compliance with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and Nasdaq, on which our common stock is listed; and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls. The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(37,493,455)	$(44,984,226)
Net cash provided by investing activities	29,023,910	18,476,851
Net cash provided by financing activities	41,902,026	23,575,733
Net increase (decrease) in cash and cash equivalents	$33,432,481	$(2,931,642)

Operating Activities. Net cash used in operating activities was $37.5 million in 2020, compared to net cash used in operating activities of $45.0 million in 2019. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for 2020 as compared to 2019 was primarily due to the timing of payments for research and development expenses and lower research and development expenses, including clinical and manufacturing activities.

Investing Activities. Net cash provided by investing activities in 2020 was $29.0 million, related primarily to the sales and maturities of marketable securities partially offset by the purchase of marketable securities. Net cash provided by investing activities in 2019 of $18.5 million, related primarily to the sales and maturities of marketable securities partially offset by the purchase of marketable securities.

Financing Activities. Net cash provided by financing activities was $41.9 million for the year ended December 31, 2020, related primarily the Jefferies Sales Agreement, under which we sold an aggregate of 9.4 million shares of our common stock resulting in $40.7 million in proceeds after deducting commissions and other offering costs, and proceeds from the exercise of stock options.  Net cash provided by financing activities of $23.6 million for year ended 2019, related primarily to our Hercules Credit Facility, under which $15.0 million is currently outstanding, the Jefferies Sales Agreement, under which we sold an aggregate of 1.3 million shares of our common stock resulting in $8.0 million in proceeds after deducting commissions and other offering costs, and proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

Through December 31, 2020, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates

Our exposure to market risk is currently confined to our cash, our cash equivalents, our marketable securities and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of December 31, 2020, $15.0 million was outstanding under the Hercules Credit Facility.

Effects of inflation

Inflation has not had a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is contained on pages 97 through 121 of this annual report on Form 10-K and is incorporated herein by reference.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on the assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Attestation Report on Internal Control over Financial Reporting

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed given we are neither an accelerated or large accelerated filer.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2020 (the “Proxy Statement”), and is incorporated in this annual report on Form 10-K by reference.

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

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information as of December 31, 2020, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2013 Equity Incentive Plan (“2013 Plan”), 2010 Employee, Director and Consultant Equity Incentive Plan (“2010 Plan”), 2004 Employee, Director and Consultant Stock Plan (“2004 Plan”) and our 2016 Employee Stock Purchase Plan (“2016 ESPP”).

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	5,535,500	(1)	$5.73	(2)	2,082,311	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	5,535,500	(1)	5.73	(2)	2,082,311	(3)

(1)

Of these shares, 927,189 were underlying then outstanding restricted stock unit awards and 4,209,764 were subject to options then outstanding under the 2013 Plan, 398,547 were subject to options then outstanding under the 2010 Plan and none were subject to options then outstanding under the 2004 Plan.

(2)	Does not take into account restricted stock units, which have no exercise price.
(3)

Represents 1,224,865 shares of common stock available for issuance under our 2013 Plan and 857,446 shares of common stock available for issuance under our 2016 ESPP. No shares are available for future issuance under the 2010 Plan or 2004 Plan. Our 2013 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lower of: (1) 6% of the total number of shares of common stock outstanding at that time; or (2) such other amount as our board of directors may determine. Our 2016 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lesser of: (1) 1% of the shares of common stock outstanding at that time; and (2) such other amount as our board of directors may determine. On January 1, 2021, an additional 2,329,221 shares became available for future issuance under the 2013 Plan and an additional 388,203 shares became available for future issuance under the 2016 ESPP. The additional shares from the annual increase on January 1, 2021 are not included in the table above.

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

4.1

Specimen stock certificate evidencing the shares of common stock (filed as Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

4.2

Amended & Restated Investor Rights Agreement dated as of December 20, 2012 (filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

4.6

Description of Securities (filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (as filed on March  12, 2020, and incorporated herein by reference))

10.1

Form of Indemnity Agreement for Directors and Officers (filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.2†

Offer Letter, effective as of August 1, 2013, between the Registrant and Todd C. Brady, M.D., Ph.D. (filed as Exhibit  10.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January  6, 2014, and incorporated herein by reference)

10.4†

Offer Letter, effective November 29, 2013 between the Registrant and Todd C. Brady, M.D., Ph.D. (filed as Exhibit  10.4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January  6, 2014, and incorporated herein by reference)

10.4(a)†

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

10.29

Second Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of October 7, 2020 (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (as filed on November 5, 2020 and incorporated herein by reference)).

10.30†

Amendment No. 2 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.29 to the Registrant’s Quarterly Form 10-Q (as filed on August 9, 2018, and incorporated herein by reference))

10.31†

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

Exhibit Number	Exhibit Title
10.35†

Offer Letter, effective as of April 19, 2018, between the Registrant and David McMullin (filed as Exhibit  10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (as filed on March 8, 2019, and incorporated herein by reference))

10.36‡

License Agreement, dated as of December 26, 2016, by and between Registrant and Madrigal Pharmaceuticals, Inc. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (as filed on September 25, 2018, and incorporated herein by reference))

10.38

Loan and Security Agreement, dated as of March 25, 2019, by and among the Registrant, certain subsidiaries of the Registrant from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (as filed on March 26, 2019, and incorporated herein by reference))

10.39 **

Exclusive License Agreement, effective as of July 7, 2016, between the Massachusetts Eye and Ear Infirmary and Helio Vision, Inc. (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (as filed on March  12, 2020, and incorporated herein by reference))

10.40**

Amendment Number 1 and Waiver Agreement  dated December 20, 2018 by and between Helio Vision, Inc. and the Massachusetts Eye and Ear Infirmary (filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (as filed on March  12, 2020, and incorporated herein by reference))

23.1*	Consent of BDO USA, LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Compensation Arrangement.
‡	Confidential treatment has been granted with respect to certain portions of this document.
*	Filed herewith.
**

In accordance with Item 601(b)(2)(ii) of Regulation S-K, certain information (indicated by “*****”) has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

The Exhibits listed in the Exhibit Index are filed as part of this annual report on Form 10-K.

ITEM 16.	Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Commonwealth of Massachusetts, on March 11, 2021.

ALDEYRA THERAPEUTICS, INC.

By:	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd C. Brady, M.D., Ph.D.	Chief Executive Officer and Director	March 11, 2021
Todd C. Brady, M.D., Ph.D.	(principal executive officer)

/s/ Joshua Reed	Chief Financial Officer	March 11, 2021
Joshua Reed	(principal financial and accounting officer)

/s/ Richard H. Douglas, Ph. D.	Chairman of the Board of Directors	March 11, 2021
Richard H. Douglas, Ph.D.

/s/ Ben Bronstein, M.D.	Director	March 11, 2021
Ben Bronstein, M.D.

/s/ Martin J. Joyce	Director	March 11, 2021
Martin J. Joyce

/s/ Nancy Miller-Rich	Director	March 11, 2021
Nancy Miller-Rich

/s/ Gary Phillips, M.D.	Director	March 11, 2021
Gary Phillips, M.D.

/s/ Neal Walker, D.O.	Director	March 11, 2021
Neal Walker, D.O.

ALDEYRA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Aldeyra Therapeutics, Inc.

Lexington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aldeyra Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accrual for Research and Development Costs Related to Clinical Trial Activities

As described in Note 2 and disclosed in Note 8 to the consolidated financial statements, the Company’s consolidated accrued research and development costs balance was $3.9 million at December 31, 2020.  This accrual includes liabilities for clinical trial activities performed by third-party service providers, including contract research organizations. The accrual for clinical trial activities is based on an estimate of the percentage of activities completed to date, contractual rates, and amounts invoiced and paid to date.

We identified the assessment of the accrual for research and development costs related to clinical trial activities as a critical audit matter. The percentage of activities completed to date requires subjective estimates based on discussions with and reports provided by the contract research organizations, oversight of the activities, and the overall project budgets. Auditing these elements involved subjective auditor judgment due to the nature and extent of audit effort to evaluate the estimate, and changes to the estimates could have a significant impact on the amount of accrued clinical trial expenses recorded by the Company.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating management’s process for estimating the accrual for clinical trial activities and the determination of the level of service performed and the associated cost incurred for the clinical trial activities.

•

Testing the completeness and accuracy of the underlying data received from the contract research organization used in determining the clinical trial accrual, including corroborating against invoices received and payments made to the contract research organization.

•

For certain clinical trial studies, we assessed the Company's estimates of the activities completed to date by (i) inspecting change orders and original contract terms, including the timeline and budget, and comparing them to the Company's estimated research activities completed to date, (ii) inspecting executed clinical trial agreements and agreeing relevant rates to the Company's calculation (iii) obtaining third party reports detailing site visit and patient information and agreeing the inputs to the Company's calculation, and (iv) confirming clinical trial progress directly with the contract research organizations and comparing the reported amounts to the Company's estimates.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

March 11, 2021

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$52,858,311	$16,425,830
Cash equivalent - reverse repurchase agreements	25,000,000	28,000,000
Marketable securities	—	28,938,545
Prepaid expenses and other current assets	5,200,957	1,804,450
Total current assets	83,059,268	75,168,825
Fixed assets, net	59,925	148,449
Right-of-use assets	233,310	201,007
Total assets	$83,352,503	$75,518,281
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$381,638	$808,302
Accrued expenses	8,134,765	11,873,122
Current portion of credit facility	3,659,776	—
Current portion of operating lease liabilities	233,310	226,328
Total current liabilities	12,409,489	12,907,752
Long-term debt, net of current portion	11,434,456	14,528,212
Total liabilities	23,843,945	27,435,964
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 38,667,491 and 28,656,832 shares issued and outstanding, respectively	38,667	28,657
Additional paid-in capital	296,385,619	247,409,793
Accumulated other comprehensive income	—	5,866
Accumulated deficit	(236,915,728)	(199,361,999)
Total stockholders’ equity	59,508,558	48,082,317
Total liabilities and stockholders’ equity	$83,352,503	$75,518,281

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2020	2019
Operating expenses:
Research and development	$24,681,301	$44,351,851
Acquired in-process research and development	1,754,265	6,567,754
General and administrative	9,985,454	12,154,702
Loss from operations	(36,421,020)	(63,074,307)
Other income (expense):
Interest income	292,224	1,541,349
Interest expense	(1,904,198)	(603,846)
Total other income (expense), net	(1,611,974)	937,503
Loss before income taxes	(38,032,994)	(62,136,804)
Income tax benefit	479,265	1,309,973
Net loss	$(37,553,729)	$(60,826,831)
Net loss per share - basic and diluted	$(1.11)	$(2.24)
Weighted average common shares outstanding - basic and diluted	33,965,955	27,111,840

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2020	2019
Net loss	$(37,553,729)	$(60,826,831)
Other comprehensive (loss)/income:
Unrealized (loss)/gain on marketable securities	(5,866)	15,090
Total other comprehensive (loss)/income	$(5,866)	$15,090
Comprehensive loss	$(37,559,595)	$(60,811,741)

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2018	26,244,435	$26,244	$225,136,127	$(9,224)	$(138,535,168)	$86,617,979
Stock-based compensation	—	—	8,082,751	—	—	8,082,751
Issuance of common stock, acquisition of Helio Vision, Inc.	733,972	733	4,943,676	—	—	4,944,409
Issuance of common stock, net of issuance costs	1,347,156	1,348	7,890,330	—	—	7,891,678
Issuance of common stock, exercise of stock options	232,004	232	1,162,160	—	—	1,162,392
Issuance of common stock, employee stock purchase plan	34,253	35	194,814	—	—	194,849
Issuance of common stock, vested restricted stock awards	65,012	65	(65)	—	—	—
Other comprehensive income	—	—	—	15,090	—	15,090
Net loss	—	—	—	—	(60,826,831)	(60,826,831)
Balance, December 31, 2019	28,656,832	28,657	247,409,793	5,866	(199,361,999)	48,082,317
Stock-based compensation	—	—	7,083,810	—	—	7,083,810
Release of restrictions on Helio founders’ shares	273,616	273	(273)	—	—	—
Issuance of common stock, net of issuance costs	9,351,749	9,352	40,707,192	—	—	40,716,544
Issuance of common stock, exercise of stock options	219,244	219	1,058,297	—	—	1,058,516
Issuance of common stock, employee stock purchase plan	30,254	30	126,936	—	—	126,966
Issuance of common stock, vested restricted stock awards	135,796	136	(136)	—	—	—
Other comprehensive loss	—	—	—	(5,866)	—	(5,866)
Net loss	—	—	—	—	(37,553,729)	(37,553,729)
Balance, December 31, 2020	38,667,491	$38,667	$296,385,619	—	$(236,915,728)	$59,508,558

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,553,729)	$(60,826,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	1,754,265	6,567,754
Deferred taxes	(479,265)	(1,309,973)
Stock-based compensation	7,083,810	8,082,751
Non-cash interest expense	566,020	248,567
Net amortization of premium on debt securities available for sale	(91,231)	(583,701)
Depreciation	56,221	96,305
Change in assets and liabilities:
Prepaid expenses and other current assets	(3,396,507)	(454,429)
Accounts payable	(426,664)	(2,846,142)
Accrued expenses	(5,006,375)	6,041,473
Net cash used in operating activities	(37,493,455)	(44,984,226)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	—	(9,529)
Cash acquired in Helio asset acquisition	—	609,464
Purchases of marketable securities	(5,776,090)	(57,768,084)
Sales of marketable securities	34,800,000	75,645,000
Net cash provided by investing activities	29,023,910	18,476,851
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	40,716,544	7,891,678
Proceeds from exercise of stock options	1,058,516	1,162,392
Proceeds from employee stock purchase plan	126,966	194,849
Proceeds from long-term debt	—	14,450,000
Debt issuance costs paid in cash	—	(123,186)
Net cash provided by financing activities	41,902,026	23,575,733
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,432,481	(2,931,642)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,425,830	47,357,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,858,311	$44,425,830
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,387,750	$238,491
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Helio acquisition:
Assets acquired	$—	$75,632
Liabilities acquired	$—	$637,994
Fair value of securities issued	$—	$4,944,409

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

Based on its current operating plan, the Company believes that its cash and cash equivalents as of December 31, 2020, together with the net proceeds from the sale of common stock from the underwritten public offering completed in January 2021, will be adequate to fund our currently anticipated operating expenses through the end of 2023, for the continued development of reproxalap and our other product candidates, including the completion of the Phase 3 TRANQUILITY and TRANQUILITY 2 trials in dry eye disease for reproxalap, the completion of the Phase 3 trial in allergic conjunctivitis (the INVIGORATE trial) for reproxalap, as well as the Phase 2 clinical trials of ADX-629 in COVID-19-associated respiratory compromise, atopic asthma, and psoriasis and the completion of Part 1 of the adaptive Phase 3 clinical trial in proliferative vitreoretinopathy (the GUARD Trial).  As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete the Company’s clinical trials may be delayed. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations. In addition, any disruption in the capital markets caused by the COVID-19 outbreak could make any financing more challenging, and there can be no assurance that Aldeyra will be able to obtain such financing on commercially reasonable terms or at all.

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

RRAs are collateralized by deposits in the form of ‘Government Securities and Obligations’ for an amount not less than 102% of their value. The Company does not record an asset or liability related to the collateral as the Company is not permitted to sell or repledge the associated collateral. The Company has a policy that the collateral has at least an A (or equivalent) credit rating. The Company utilizes a third-party custodian to manage the exchange of funds as well as the requirement that collateral received is maintained at 102% of the value of the RRAs on a daily basis.

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

Intellectual Property – The legal and professional costs incurred by the Company to acquire its patent rights are expensed as incurred and included in general and administrative expenses. At December 31, 2020 and 2019, the Company has determined that these expenses have not met the criteria to be capitalized since the future benefits to be derived from the patents is uncertain. Intellectual property related expenses for the years ended December 31, 2020 and 2019 were $1.0 million and $1.4 million, respectively.

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

Comprehensive Loss – Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For December 31, 2020, comprehensive loss is equal to the Company’s net loss of $37.6 million and an unrealized loss on marketable securities of $6,000. For December 31, 2019, comprehensive loss is equal to our net loss of $60.8 million and an unrealized gain on marketable securities of $15,000.

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

Recent Accounting Pronouncements – In June 2016, the FASB issued (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2022. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

3.	HELIO VISION ACQUISITION

On January 28, 2019 (the “Closing Date”), the Company acquired Helio Vision, Inc. (“Helio”). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares are subject to vesting based on continued service to the Company over three years from the Closing Date of which 73% are vested as of December 31, 2020. The Company recognizes the expense associated with the founders’ restricted shares as compensation expense on a straight-line basis as the shares vest over the three-year period. For the year ended December 31, 2020 and 2019, the Company recorded $1.3 million and $2.2 million of research and development compensation expense, respectively, for the founders’ restricted shares.

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

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), from inception of the Milestone Shares through December 31, 2019. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (“ASC 450”) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to make additional payment(s) becomes probable. At that time, the Company will record the cost of the Milestone Shares issued to the founders as compensation expense and to the Helio non-founders as in-process research and development expense if there is no alternative future use. At December 31, 2020, the Milestones Shares associated with the preceding clause (a) were considered probable of issuance and $2.5 million was accrued as contingent consideration payable in stock and included in accrued expenses.   For the year ended December 31, 2020, the Company recorded $1.3 million to IPR&D (the “Milestone IPR&D”) and $1.2 million of compensation expense related to these Milestone Shares, which amounted to 246,562 shares and were issued in the first quarter of 2021. No other milestones related to the Milestone Shares are probable of being achieved as of December 31, 2020.

The Company assessed the acquisition of Helio under the FASB ASC Topic 805, Business Combinations (“ASC 805”). Under ASC 805, the Company determined that the acquired assets did not constitute a business since substantially all the assets acquired were related to ADX-2191 and that the transaction would be accounted for as an asset acquisition. The asset and development program acquired from Helio are at an early stage of development and will require a significant investment of time and capital for development. There is no assurance that the Company will be successful in developing such asset, and a failure to successfully develop such asset could diminish the Company’s prospects. Under ASC 805, the asset acquired is considered to have no alternative future uses, since the future economic benefit of the acquired asset at the date of acquisition and December 31,2020 is highly uncertain. The fair value of the assets was determined using the quoted market price of the Company’s common stock on the closing date and was fully expensed as in-process research and development. Additionally, the Company assessed the Helio acquisition under ASC 740. The acquisition and Milestone IPR&D resulted in an income tax benefit of $1.3 million and $0.5 million for the years ended December 31, 2019 and 2020, respectively. The expense resulted from the reduction in the Company’s valuation allowance due to the deferred tax liability created as a result of the book and tax basis difference. During the year ended December 31, 2019, the Company recorded $6.6 million of IPR&D expense related to the fair value of consideration given which includes transaction costs and the deferred tax impact of the Helio acquisition. During the year ended December 31, 2020, the company recorded $1.8 million of IPR&D expense related to the Milestone IPR&D and the corresponding deferred tax impact.

4.	NET LOSS PER SHARE

For the years ended December 31, 2020 and 2019, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Years ended December 31,
	2020	2019
Options to purchase common stock	4,608,311	4,193,814
Restricted stock units	927,189	430,425
Nonvested founder shares (1)	152,856	426,472
Total of common stock equivalents	5,688,356	5,050,711

(1)

Represents 152,856 shares of common stock that are issued and outstanding but were subject to vesting based on service requirements at December 31, 2020 and are not included in stockholders’ equity pursuant to US GAAP.

5.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At December 31, 2020, cash and cash equivalents were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents
Cash	$23,494,920	$—	$—	$23,494,920	$23,494,920
Money market funds	29,363,391	—	—	29,363,391	29,363,391
Reverse repurchase agreements	25,000,000	—	—	25,000,000	25,000,000
Total Cash and cash equivalents	77,858,311	—	—	77,858,311	77,858,311
Total Cash and cash equivalents					$77,858,311

At December 31, 2019, cash, cash equivalents and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$15,363,462	$—	$—	$15,363,462	$15,363,462	$—
Money market funds	1,062,368	—	—	1,062,368	1,062,368	—
Reverse repurchase agreements	28,000,000	—	—	28,000,000	28,000,000	—
Total Cash and cash equivalents	44,425,830	—	—	44,425,830	44,425,830	—

U.S. government agency securities	28,932,679	5,866	—	28,938,545	—	28,938,545
Available for Sale (1)	28,932,679	5,866	—	28,938,545	—	28,938,545
Total Cash, cash equivalents and current marketable securities					$44,425,830	$28,938,545
(1)	Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities are less than one year at December 31, 2019.

6.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at December 31, 2020 or 2019, respectively.

The following table presents information about the Company’s assets measured at fair value at December 31, 2020 and December 31, 2019:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$29,363,391	$—	$—	$29,363,391
Reverse repurchase agreements (b)	—	25,000,000	—	25,000,000
Total assets at fair value	$29,363,391	$25,000,000	$—	$54,363,391

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$1,062,368	$—	$—	$1,062,368
Reverse repurchase agreements (b)	—	28,000,000	—	28,000,000
U.S. government agency securities (b)	—	28,938,545	—	28,938,545
Total assets at fair value	$1,062,368	$56,938,545	$—	$58,000,913

(a)	Money market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.
(b)

Reverse repurchase agreements and U.S. government agency securities are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2020 and 2019 were:

	December 31,	December 31,
	2020	2019
Deferred research and development expenses	$4,793,794	$1,403,117
Miscellaneous prepaid expenses and other current assets	407,163	401,333
Total prepaid expenses and other current assets	$5,200,957	$1,804,450

8.	ACCRUED EXPENSES

Accrued expenses at December 31, 2020 and 2019 were:

	December 31,	December 31,
	2020	2019
Accrued compensation	$1,323,138	$1,489,475
Contingent consideration payable in stock	2,500,000	—
Accrued research and development	3,944,094	9,493,093
Accrued general and administrative	367,533	890,554
Accrued expenses	$8,134,765	$11,873,122

9.	CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Hercules Capital, Inc. (“Hercules”). In March 2019, the Company entered into a Loan and Security Agreement with Hercules and the several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to as “Lender”), providing for a term loan of up to $60.0 million that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property (the “Loan and Security Agreement” or the “Hercules Credit Facility”). The Loan and Security Agreement provided for (i) an initial term loan advance of up to $5.0 million at the Company’s option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019 (the “2019 Tranche”), March 31, 2020 (the “2020 Tranche”), and March 31, 2021 (the “2021 Tranche”); and (iii) a final additional term loan advance of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. The 2019 Tranche was drawn down in full by the Company in September 2019 and the 2020 Tranche expired unutilized prior to the Company satisfying the funding conditions for such tranche. As of December 31, 2020, $15.0 million was outstanding under the Hercules Credit Facility. As of December 31, 2020, the Company was in material compliance with all covenants of the Hercules Credit Facility.

The term loan bears interest at an annual rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. The Loan and Security Agreement provides for interest-only payments until May 1, 2021, with an option to extend the interest-only period to May 1, 2022 based upon the achievement of certain milestones. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, starts upon expiration of the interest-only period and continues through October 1, 2023 (the “Maturity Date”). Associated with this debt facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and is required to pay a fee (“End of Term Charge”) of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity. The fees, transaction costs and end of term charge are amortized to interest expense through the Maturity Date using the effective interest method. The effective interest rate was 12.9% at December 31, 2020. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement, including a prepayment charge equal to the following percentage of the principal amount being prepaid: 3% if the term loan is prepaid prior to March 25, 2021 and 1.5% if the term loan is prepaid any time thereafter, but prior to March 25, 2022.

Long-term debt consisted of the following:

	December 31,	December 31,
	2020	2019
Term loan payable	$15,000,000	$15,000,000
End of term charge	445,464	89,093
Unamortized debt issuance costs	(351,232)	(560,881)
Less: current portion	(3,659,776)	—
Total long-term debt	$11,434,456	$14,528,212

Future principal payments, including the End of Term Charge, are as follows for the years ending December 31:

2021	$3,659,776
2022	5,931,718
2023	6,451,006
Total	$16,042,500

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

10.	STOCKHOLDERS’ EQUITY

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2020, a total of 4,608,311, 1,224,865, and 857,446, shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards under the Company’s Amended 2013 Plan, and (iii) the issuance of shares under the 2016 ESPP, respectively.

Underwritten Public Offerings

In January 2021, the Company sold 7,868,421 shares of its common stock in an underwritten public offering at $9.50 per share, for an aggregate gross cash purchase price of $74.7 million or proceeds of $70.0 million after underwriters’ discount and expenses.

Jefferies Sales Agreement

In December 2018, the Company entered into an Open Market Sales Agreement SM (“Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $50.0 million. During the year ended December 2019, the Company sold, at a volume-weighted average price of $9.73, an aggregate of 1,347,156 shares of common stock and received $8.0 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs. During the year ended December 31, 2020, the Company sold, at a volume-weighted average price of $4.62, an aggregate of 9,351,749 shares of common stock and received $40.7 million after deducting commissions related to the Jefferies Sales Agreement and other offering costs. As of December 31, 2020, the Company had sold the maximum allowable amount and no further sales may be made under the Jefferies Sales Agreement.

11.	INCOME TAXES

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

As of December 31, 2020, the Company had federal and state income tax net operating loss (“NOL”) carryforwards of approximately $178.1 million and $172.0 million, respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards will expire at various dates through 2040. The federal NOL carryforwards generated during the year ended December 31, 2018 and thereafter will carryforward indefinitely. As of December 31, 2020, the Company had federal and state research and development tax credit carryforwards of approximately $5.4 million and $1.2 million, respectively, which will expire at various dates through 2040.

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

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted in the United States on March 27, 2020. CARES includes several income tax provisions such as NOL carryback and carryforward benefits and other tax deduction benefits. As noted previously, the Company’s U.S. deferred tax asset has a full valuation allowance, accordingly these NOL and other benefit provisions have no impact on the Company’s financial statements for the period ended December 31, 2020.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	Years ended December 31,
	2020	2019
Deferred Tax Assets
Federal & state NOL carryforward	$48,273,248	$37,752,925
Federal & state R&D credit carryforward	6,375,229	4,840,115
Intangibles – net	78,378	120,318
Accounts payable and accrued expenses	192,200	2,898,710
Stock options	3,762,247	4,527,462
Other items	94,020	80,812
Gross deferred tax assets	58,775,322	50,220,342
Valuation allowance	(58,711,582)	(50,165,427)
Deferred tax assets, net	$63,740	$54,915
Deferred Tax Liabilities
Lease liability	(63,740)	(54,915)
TOTAL	$—	$—

The change in valuation allowance of $8.5 million from December 31, 2019 to December 31, 2020 was primarily the result of an increase in net operating losses and tax credits.

The components of the income tax benefit for the years ended December 31, 2020 and 2019, are as follows:

	Years ended December 31,
	2020	2019
Deferred Taxes
Federal	$(338,924)	$(1,205,175)
State	(140,341)	(104,798)
Total income tax benefit	$(479,265)	$(1,309,973)

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock within the testing period, even those outside the Company’s control such as purchases or sales by investors, could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2017, the Company believes it underwent three ownership changes, however, management believes that sufficient “Built-In-Gains” will offset any Section 382 limitation generated by such ownership changes. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. The Company reevaluated its analysis performed earlier in 2020 and determined that no ownership changes occurred in the year ended December 31, 2020, and therefore, all of the Company’s tax attributes remain available for use, subject to annual limitations.

Subject to annual limitations, Federal net operating losses generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Federal NOLs generated in December 31, 2017 and prior, as well as state NOLs, will expire at various dates through 2040. Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also cause limitations or restrictions from us claiming such net operating losses. If the net operating loss carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

All tax years are open for examination by the taxing authorities for both federal and state purposes.

A reconciliation of the federal statutory tax rate of 21% to the Company’s effective income tax rates are as follows:

	Years ended December 31,
	2020	2019
Statutory tax rate	21.00%	21.00%
State taxes, net of federal benefits	5.06%	5.62%
Federal research and development credits	3.28%	1.44%
Change in valuation allowance	(22.76)%	(25.44)%
Stock-based compensation	(5.85)%	(0.81)%
Other	0.55%	0.30%
Effective tax rate	1.28%	2.11%

12.	STOCK INCENTIVE PLAN

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (the “2010 Plan”) in September 2010 to replace the 2004 Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Company’s initial public offering in May 2014. However, grants made under the 2010 Plan are still governed by that plan. As of December 31, 2020, options to purchase 398,547 shares of common stock at a weighted average exercise price of $1.52 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan in October 2013. The 2013 Equity Incentive Plan became effective immediately on adoption although no awards were to be made under it until the effective date of the registration statement for the Company’s initial public offering. The 2013 Equity Incentive Plan was amended in June 2016 and June 2018, (the “Amended 2013 Plan”). The Amended 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. On January 1 of each year the aggregate number of common shares that may be issued under the Amended 2013 Plan shall automatically increase by a number of shares equal to the lower of (a) 6% of the total number of shares of common stock outstanding on the last calendar day of the prior fiscal year, or (b) a number of shares of common stock determined by the Company’s board of directors. As of December 31, 2020, options to purchase 4,209,764 shares of common stock at a weighted average exercise price of $6.13 per share and 927,189 shares of common stock underlying restricted stock units remained outstanding under the Amended 2013 Plan. As of December 31, 2020, there were 1,224,865 shares of common stock available for grant under the Amended 2013 Plan. As of January 1, 2020, the number of shares of common stock that may be issued under the Amended 2013 Plan was automatically increased by 2,329,221 shares, increasing the number of shares of common stock available for issuance under the Amended 2013 Plan to 3,554,086.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans and Helio founders’ shares are as follows:

	Years ended December 31,
	2020	2019
Research and development expenses	$3,798,141	$4,635,864
General and administrative expenses	$3,285,669	$3,446,887
Total stock-based compensation expense	$7,083,810	$8,082,751

Stock Options

Terms of stock option agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the respective plan from which they were granted. Options granted by the Company typically vest over a four year period. The options are subject to acceleration of vesting in the event of certain change of control transactions. The options may be granted for a term of up to ten years from the date of grant. The exercise price for options granted under the Amended 2013 Plan must be at a price no less than 100% of the fair market value of a common share on the date of grant.

The following table summarizes option activity under the incentive plans for the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2019	4,193,814	$6.62
Granted	1,669,023	3.91
Cancelled/Forfeited	(1,035,282)	6.59
Exercised	(219,244)	4.83
Outstanding at December 31, 2020	4,608,311	$5.73	7.17	$7,492,474
Exercisable at December 31, 2020	2,942,694	$5.94	6.26	$4,363,684

(a)

The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2020 of $6.86 and the per share exercise price of the underlying options.

The Company records stock-based compensation related to stock options granted at fair value. During the years ended December 31, 2020 and 2019, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average fair value of options granted was $2.57 and $5.23 for the years ended December 31, 2020 and 2019, respectively. The assumptions used in determining fair value of the employee stock options for the years ended December 2020 and 2019, are as follows:

	December 31, 2020	December 31, 2019
Expected dividend yield	0%	0%
Anticipated volatility	75.83% - 82.83%	74.65% - 77.12%
Stock price	$2.98 - $6.77	$5.16 - $8.76
Exercise price	$2.98 - $6.77	$5.16 - $8.76
Expected life (years)	5.50 - 6.25	5.50 - 6.08
Risk free interest rate	0.39% - 1.71%	1.59% - 2.62%

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

At December 31, 2020, there is approximately $5.3 million of unrecognized compensation cost relating to stock options outstanding, which the Company expects to recognize over a weighted average period of 2.17 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

Terms of restricted stock unit (“RSUs”) agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the Amended 2013 Plan. RSUs granted by the Company typically vest over a four year period. In the event that the employees’ employment with the Company terminates any unvested shares are forfeited and revert to the Company. Restricted stock units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to RSUs for the year ended December 31, 2020 :

Number of Shares
Outstanding at December 31, 2019	430,425
Granted	635,188
Cancelled/Forfeited	(2,628)
Vested/released	(135,796)
Outstanding at December 31, 2020	927,189

The weighted-average fair value of RSUs granted was $3.78 and $8.05 per share for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the outstanding restricted stock units had unamortized stock-based compensation of $3.2 million with a weighted-average remaining recognition period of 2.49 years and an aggregate intrinsic value of $4.0 million.

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

	December 31, 2020	December 31, 2019
Expected dividend yield	0%	0%
Anticipated volatility	80.66% - 82.61%	70.55% - 76.02%
Stock price	$4.17 - $5.96	$6.12 - $8.51
Exercise price	$4.17 - $5.96	$6.12 - $8.51
Expected life (years)	0.50	0.50
Risk free interest rate	0.17% - 1.57%	2.10% - 2.56%

At December 31, 2020, the Company has 857,446 shares available for issuance under the 2016 ESPP. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the 2016 ESPP for the years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Weighted-average grant-date fair value per share	$2.13	$2.79
Total shares issued	30,254	34,253
Total stock-based compensation expense	$34,224	$91,790

13.	STOCK PURCHASE WARRANTS

In connection with the Initial Public Offering, the Company issued the underwriters’ of the offering warrants to purchase up to 60,000 shares of common stock. The warrants were exercisable beginning on May 1, 2015 for cash, or on a cashless basis, at a per share price of $10.00. Unexercised warrants to purchase up to 40,300 shares of common stock expired on May 1, 2019 pursuant to their terms and as of December 31, 2020, none of these warrants were outstanding.

14.	COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through December 31, 2020, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

15.	LEASES

The Company currently leases an office used to conduct business. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. In

October 2020, the Company entered into a lease amendment extending the lease by 1 year through December 31, 2021.

As of December 31, 2020, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.2 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of December 31, 2020 is 9.1%. The weighted average lease term as of December 31, 2020 is 1.0 years. The operating lease expense for the year ended December 31, 2020 was $212,351. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of December 31, 2020 is as follows:

2021 remaining total lease payments	$243,126
Less: effect of discounting	(9,816)
Present value of lease liabilities	$233,310

Current operating lease liabilities	$233,310
Non-current operating lease liabilities	—
Total	$233,310

The Company’s gross future minimum payments under all non-cancelable operating leases as of December 31, 2020 are:

	Total	2021	2022	2023	2024
Operating lease obligations	$243,126	$243,126	$—	$—	$—

16.	SUBSEQUENT EVENTS

None.