Form 10-Q
period 2021-03-31
Aldeyra Therapeutics, Inc.
filed 2021-05-06
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 4, 2021, there were 57,631,203 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2021	December 31,
	(unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$88,442,379	$52,858,311
Cash equivalent - reverse repurchase agreements	50,000,000	25,000,000
Prepaid expenses and other current assets	8,630,543	5,200,957
Total current assets	147,072,922	83,059,268
Right-of-use assets	175,619	233,310
Fixed assets, net	57,559	59,925
Total assets	$147,306,100	$83,352,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$448,591	$381,638
Accrued expenses	5,371,681	8,134,765
Current portion of credit facility	5,094,938	3,659,776
Current portion of operating lease liabilities	175,619	233,310
Total current liabilities	11,090,829	12,409,489
Long-term debt	10,140,799	11,434,456
Total liabilities	21,231,628	23,843,945
Commitments and contingencies (Notes 14 and 15)
Stockholders' equity:
Common stock, voting, $0.001 par value; 150,000,000 authorized and 47,651,035 and 38,667,491 shares issued and outstanding, respectively	47,651	38,667
Additional paid-in capital	374,232,411	296,385,619
Accumulated other comprehensive income	—	—
Accumulated deficit	(248,205,590)	(236,915,728)
Total stockholders’ equity	126,074,472	59,508,558
Total liabilities and stockholders’ equity	$147,306,100	$83,352,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$7,726,342	$6,633,603
General and administrative	3,104,702	3,004,841
Loss from operations	(10,831,044)	(9,638,444)
Other income (expense):
Interest income	23,762	210,100
Interest expense	(482,580)	(439,816)
Total other income (expense), net	(458,818)	(229,716)
Net loss	$(11,289,862)	$(9,868,160)
Net loss per share - basic and diluted	$(0.25)	$(0.34)
Weighted average common shares outstanding - basic and diluted	45,630,910	29,210,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(11,289,862)	$(9,868,160)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	51,728
Total other comprehensive income	$—	$51,728
Comprehensive loss	$(11,289,862)	$(9,816,432)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	38,667,491	$38,667	$296,385,619	$—	$(236,915,728)	$59,508,558
Stock-based compensation	—	—	1,292,170	—	—	1,292,170
Release of restrictions on Helio founders’ shares	35,005	35	(35)	—	—	—
Issuance of common stock in connection with Helio Vision, Inc. acquisition milestone	246,562	247	2,499,744	—	—	2,499,991
Issuance of common stock, net of issuance costs	7,868,421	7,868	70,041,582	—	—	70,049,450
Issuance of common stock, exercise of stock options	543,826	544	4,003,746	—	—	4,004,290
Issuance of common stock, employee stock purchase plan	2,786	3	9,872	—	—	9,875
Issuance of common stock, vested restricted stock awards	286,944	287	(287)	—	—	—
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(11,289,862)	(11,289,862)
Balance, March 31, 2021	47,651,035	$47,651	$374,232,411	$—	$(248,205,590)	$126,074,472

Balance, December 31, 2019	28,656,832	$28,657	$247,409,793	$5,866	$(199,361,999)	$48,082,317
Stock-based compensation	—	—	1,953,652	—	—	1,953,652
Release of restrictions on Helio founders’ shares	142,156	142	(142)	—	—	—
Issuance of common stock, net of issuance costs	562,669	563	3,172,261	—	—	3,172,824
Issuance of common stock, exercise of stock options	2,000	2	10,268	—	—	10,270
Issuance of common stock, employee stock purchase plan	14,151	14	69,875	—	—	69,889
Issuance of common stock, vested restricted stock awards	129,021	129	(129)	—	—	—
Other comprehensive income	—	—	—	51,728	—	51,728
Net loss	—	—	—	—	(9,868,160)	(9,868,160)
Balance, March 31, 2020	29,506,829	$29,507	$252,615,578	$57,594	$(209,230,159)	$43,472,520

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,289,862)	$(9,868,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,381,656	1,953,652
Non-cash interest expense	141,505	141,505
Net amortization of premium on debt securities available for sale	—	(67,220)
Depreciation and amortization expense	67,863	72,040
Change in assets and liabilities:
Prepaid expenses and other current assets	(3,429,586)	429,321
Accounts payable	66,953	264,595
Accrued expenses	(1,410,270)	(8,285,485)
Net cash used in operating activities	(13,471,741)	(15,359,752)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	(7,806)	—
Purchases of marketable securities	—	(5,776,090)
Sales and maturities of marketable securities	—	12,000,000
Net cash (used in) provided by investing activities	(7,806)	6,223,910
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	70,049,450	3,172,824
Proceeds from exercise of stock options	4,004,290	10,270
Proceeds from employee stock purchase plan	9,875	69,889
Net cash provided by financing activities	74,063,615	3,252,983
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,584,068	(5,882,859)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77,858,311	44,425,830
CASH AND CASH EQUIVALENTS, END OF PERIOD	$138,442,379	$38,542,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$341,250	$345,042

SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Common stock issued in connection with Helio Vision, Inc. acquisition milestone	$2,499,991	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF BUSINESS

Aldeyra Therapeutics, Inc., together with its wholly-owned subsidiaries (the “Company” or “Aldeyra”), a Delaware corporation, is a clinical-stage biotechnology company devoted to developing and commercializing next-generation medicines to improve the lives of patients with immune-mediated diseases.

The Company’s principal activities to date include raising capital and research and development activities.

2.	BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 11, 2021 (the “2020 Form 10-K”).

The financial information as of March 31, 2021, and the three months ended March 31, 2021 and 2020, respectively, is unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2020 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, the Company believes that its cash and cash equivalents, as of March 31, 2021, together with the net proceeds from the sale of common stock from the underwritten public offering in May 2021, will be sufficient to fund currently projected operating expenses through the end of 2023, including potential new drug application (“NDA”) submission for reproxalap; initial commercialization of reproxalap, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases.  As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete the Company’s clinical trials may be delayed. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the three months ended March 31, 2021, as compared to the those identified in the 2020 Form 10-K.

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

On January 28, 2019 (the “Closing Date”), the Company acquired Helio Vision, Inc. (“Helio”). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares are subject to vesting based on continued service to the Company over three years from the Closing Date, of which, 79% are vested as of March 31, 2021. The Company recognizes the expense associated with the founders’ restricted shares as research and development compensation expense on a straight-line basis as the shares vest over the three-year period. For the three months ended March 31, 2021 and March 31, 2020, the Company recorded $0.3 million and $0.4 million of research and development compensation expense, respectively, for the founders’ restricted shares.

In January 2021, pursuant to the terms of the acquisition agreement, the Company issued 246,562 shares of its common stock to the former securityholders of Helio. In addition, the Company, subject to the conditions of the acquisition agreement, is contingently obligated to make additional payments to the former securityholders of Helio as follows:(a) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the Closing Date; and (b) $2.5 million of common stock following FDA approval of a new drug application for an indication (other than proliferative vitreoretinopathy) prior to the 12th anniversary of the Closing Date (the shares of common stock issuable pursuant to the preceding clauses (a) and (b) are referred to herein as the “Milestone Shares”), provided that in no event shall the Company be obligated to issue more than an aggregate of 5,248,885 shares of common stock (including the shares issued in January 2021). Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), from inception of the Milestone Shares through March 31, 2021. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (“ASC 450”) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to make additional payment(s) becomes probable. At that time, the Company will record the cost of the Milestone Shares issued to the founders as compensation expense and to the Helio non-founders as IPR&D expense if there is no alternative future use. At December 31, 2020, the Milestones Shares associated with the preceding clause (a) were considered probable of issuance and $2.5 million was accrued as contingent consideration payable in stock and the Company recorded $1.8 million to IPR&D (the “Milestone IPR&D”), which included a $0.5 million income tax benefit, and $1.2 million of compensation expense related to these Milestone Shares, which amounted to 246,562 shares and were issued during the quarter ended March 31, 2021. No other milestones related to the Milestone Shares are probable of being achieved as of March 31, 2021.

4.	NET LOSS PER SHARE

As of March 31, 2021 and 2020, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	3,856,204	5,432,554
Restricted stock units	454,635	936,591
Nonvested founder shares (1)	117,851	284,317
Total of common stock equivalents	4,428,690	6,653,462

(1)

Represents 117,851 shares of common stock that are issued and outstanding but that were subject to vesting based on service requirements at March 31, 2021 and are not included in stockholders’ equity pursuant to GAAP.

5.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents, were comprised of:

	March 31, 2021
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents
Cash	$84,073,606	$—	$—	$84,073,606	$84,073,606
Money market funds	4,368,773	—	—	4,368,773	4,368,773
Reverse repurchase agreements	50,000,000	—	—	50,000,000	50,000,000
Total Cash and cash equivalents	$138,442,379	$—	$—	$138,442,379	$138,442,379

	December 31, 2020
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents
Cash	$23,494,920	$—	$—	$23,494,920	$23,494,920
Money market funds	29,363,391	—	—	29,363,391	29,363,391
Reverse repurchase agreements	25,000,000	—	—	25,000,000	25,000,000
Total Cash and cash equivalents	$77,858,311	$—	$—	$77,858,311	$77,858,311

 There were no marketable securities held at March 31, 2021 or December 31, 2020.

6.	FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value at March 31, 2021 or December 31, 2020.

Money market funds included in cash and cash equivalents in the consolidated balance sheets, are recorded at fair value and considered as Level 1 inputs under the fair value hierarchy.

Reverse repurchase agreements are recorded at fair market value and considered as Level 2 inputs under the fair value hierarchy.

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
7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of:

	March 31,	December 31,
	2021	2020
Deferred research and development expenses	8,277,148	4,793,794
Deferred offering costs	137,569	—
Miscellaneous prepaid expenses and other current assets	215,826	407,163
Total prepaid expenses and other current assets	$8,630,543	$5,200,957

8.	ACCRUED EXPENSES

Accrued expenses were comprised of:

	March 31,	December 31,
	2021	2020
Accrued compensation	$2,387,916	$1,323,138
Contingent consideration payable in stock	—	$2,500,000
Accrued research and development	2,343,210	3,944,094
Accrued general and administrative	640,555	367,533
Accrued expenses	$5,371,681	$8,134,765

9.	CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Hercules Capital, Inc. (“Hercules”). In March 2019, the Company entered into a Loan and Security Agreement with Hercules and several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to as “Lender”), providing for a term loan of up to $60.0 million, subject to the satisfaction of certain conditions contained therein, that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property (the “Loan and Security Agreement” or the “Hercules Credit Facility”). The Loan and Security Agreement provided for (i) an initial term loan advance of up to $5.0 million at the Company’s option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019 (the “2019 Tranche”), March 31, 2020 (the “2020 Tranche”), and March 31, 2021 (the “2021 Tranche”); and (iii) a final additional term loan advance (the “Fourth Loan Tranche”) of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. The 2019 Tranche was drawn down in full by the Company in September 2019 and the 2020 Tranche and 2021 Tranche expired unutilized prior to the Company satisfying the funding conditions for such tranche.  As of March 31, 2021, $15.0 million was outstanding under the Hercules Credit Facility and no additional amounts were available for borrowing. As of March 31, 2021, the Company was in material compliance with all covenants of the Hercules Credit Facility.

As of March 31, 2021, the term loan bore interest at an annual rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. The Loan and Security Agreement provided for interest-only payments until May 1, 2021, with an option to extend the interest-only period to May 1, 2022 based upon the achievement of certain milestones. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, was to start upon expiration of the interest-only period and continues through October 1, 2023 (the “Maturity Date”). Associated with this debt facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and is required to pay a fee (the “End of Term Charge”) of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The effective interest rate was 12.9% at March 31, 2021. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement, including a prepayment charge equal to 1.5% of the principal amount being prepaid.

On April 20, 2021, the Company entered into the First Amendment (the “First Amendment”) to Loan and Security Agreement with Hercules, The First Amendment makes certain changes to the Loan and Security Agreement, including, among other things, (i) increasing the Fourth Loan Tranche from $10 million to $20 million; (ii) lowering the variable per annum rate of interest on borrowings under the Loan and Security Agreement to the greater of (a) the Prime Rate plus 3.10% or (b) 8.60%; (iii) extending the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) further extending the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement (the “Interest Only Period”) are required from July 1, 2022 to May 1, 2023 in the event certain conditions as set forth in the First Amendment are satisfied. The Interest Only Period extension conditions were satisfied in April 2021, resulting in the Interest Only Period being extended to May 1, 2023. Following the effective time of the First Amendment, an aggregate of $35 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15 million of which was funded prior to the date of the First Amendment.

Long-term debt consisted of the following:

	March 31,	December 31,
	2021	2020
Term loan payable	$15,000,000	$15,000,000
End of term charge	534,556	445,464
Unamortized debt issuance costs	(298,819)	(351,232)
Less: current portion	(5,094,938)	(3,659,776)
Total long-term debt	$10,140,799	$11,434,456

Future principal payments, including the End of Term Charge, are as follows:

Years Ending
December 31,
2021	3,659,776
2022	5,931,718
2023	6,451,006
Total	$16,042,500

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

In December 2018, the Company entered into an Open Market Sales Agreement SM (“2018 Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $50.0 million.  The Company had no obligation to sell any shares under the 2018 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2018 Jefferies Sales Agreement. From January 1, 2020 through December 31, 2020, the Company sold, at a volume-weighted average price of $4.62 per share, an aggregate of 9.4 million shares of common stock with net proceeds of $40.7 million after deducting commissions related to the 2018 Jefferies Sales Agreement and other offering costs. As of December 31, 2020, the Company had sold the maximum allowable amount and no further sales may be made under the 2018 Jefferies Sales Agreement.

In January 2021, the Company sold 7.9 million shares of its common stock in an underwritten public offering at $9.50 per share, for an aggregate gross cash purchase price of $74.7 million or proceeds of $70.0 million after underwriters’ discount, commissions, and other offering expenses.

In March 2021, the Company entered into an Open Market Sales Agreement SM (“2021 Jefferies Sales Agreement”) with Jefferies, as sales agent, pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million.  The Company has no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of March 31, 2021.

In May 2021, the Company sold 10.0 million shares of its common stock at a public offering price of $12.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $125.0 million or proceeds of $117.5 million after underwriters’ discount and expenses.

11.	INCOME TAXES

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2017, the Company believes it underwent three ownership changes, however, management believes that sufficient “Built-In-Gains” will offset any Section 382 limitation generated by such ownership changes. Any future ownership changes, including those resulting from the Company’s recent or future financing activities, may cause its existing tax attributes to incur additional limitations.

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

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted in the United States on March 27, 2020. CARES includes several income tax provisions such as NOL carryback and carryforward benefits and other tax deduction benefits. As noted previously, the Company’s U.S. deferred tax asset has a full valuation, accordingly these NOL and other benefit provisions have no impact on the Company’s financial statements for the period ended March 31, 2021.
12.	STOCK-BASED COMPENSATION

The Company has two equity incentive plans that provide for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors, and consultants of the Company with a generally prescribed contractual term of ten years.  As of March 31, 2021, there were 3,947,976 shares of common stock available for grant under the Company’s equity incentive plans.

In 2019 and 2020 the Company granted performance cash awards. The bonus units vest in four annual installments from the date of grant and entitle the employees to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of the Company’s common stock exceeds the base value. As of March 31, 2021, $1.4 million was accrued as compensation expense for vested performance cash awards.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans and Helio founders’ shares are as follows:

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$1,192,867	$945,738
General and administrative expenses	1,188,789	1,007,914
Total stock-based compensation expense	$2,381,656	$1,953,652

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2020	4,608,311	$5.73
Granted	108,115	$12.24
Exercised	(543,826)	$7.36
Forfeitures	(316,396)	$5.23
Outstanding at March 31, 2021	3,856,204	$5.72	6.87	$23,774,646
Exercisable at March 31, 2021	2,547,247	$5.65	5.92	$15,863,925

(a)

The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2021 of $11.88 and the per share exercise price of the underlying options.

As of March 31, 2021, unamortized stock-based compensation for all stock options outstanding was $4,523,182 and is expected to be recognized over a weighted average period of 2.36 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to RSUs for the three months ended March 31, 2021:

Number of Shares
Outstanding at December 31, 2020	927,189
Granted	—
Cancelled	(185,610)
Vested	(286,944)
Outstanding at March 31, 2021	454,635

There were no RSUs granted during the three months ended March 31, 2021. As of March 31, 2021, the outstanding RSUs had unamortized stock-based compensation of $2.2 million with a weighted-average remaining recognition period of 2.15 years and an aggregate intrinsic value of $5.4 million.

Employee Stock Purchase Plan

At March 31, 2021, the Company had 1,242,863 shares available for issuance under the 2016 Employee Stock Purchase Plan (“2016 ESPP”). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Three Months Ended March 31,
	2021	2020
Weighted-average grant-date fair value per share	$2.49	$2.24
Total stock-based compensation expense	$12,404	$12,332

13.	LEASES

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

As of March 31, 2021, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.2 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of March 31, 2021 is 9.1%. The weighted average lease term as of March 31, 2021 is 0.75 years. The operating lease expense for the three months ended March 31, 2021 was $0.1 million. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of March 31, 2021 is as follows:

2021 remaining total lease payments	$182,345
Less: effect of discounting	(6,726)
Present value of lease liabilities	$175,619

Current operating lease liabilities	$175,619
Non-current operating lease liabilities	—
Total	$175,619

The Company’s gross future minimum payments under all non-cancelable operating leases as of March 31, 2021, are:

	Total	2021	2022	2023	2024
Operating lease obligations	$182,345	$182,345	$—	$—	$—

14.	LEGAL PROCEEDINGS

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

There have been no material changes to the Company’s commitments and contingencies from the information provided in Note 14, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements, included in the Company’s 2020 Form 10-K.

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
•

the risk that prior results, such as signals of safety, activity or durability of effect observed from preclinical or clinical trials, will not be replicated or will not continue in ongoing or future studies or trials involving our product candidates;

•	the scope, progress, expansion, and costs of developing and commercializing our product candidates;
•	the current and potential future impact of the COVID-19 pandemic on our business, results of operations and financial position;
•	uncertainty as to our ability to commercialize (alone or with others) our product candidates following regulatory approval, if any;
•	the size and growth of the potential markets and pricing for our product candidates and the ability to serve those markets;
•	our expectations regarding our expenses and revenue, the sufficiency or use of our cash resources and needs for additional financing;
•	the rate and degree of market acceptance of any of our product candidates;
•	our expectations regarding competition;
•	our anticipated growth strategies;
•	our ability to attract or retain key personnel;
•	our limited sales and marketing infrastructure;
•	our ability to establish and maintain development partnerships;
•	our ability to successfully integrate acquisitions into our business;
•	our expectations regarding federal, state, and foreign regulatory requirements;
•	political, economic, legal, social and health risks, including the recent COVID-19 pandemic and subsequent public health measures, that may affect our business or the global economy;
•	regulatory developments in the United States and foreign countries;
•	our ability to obtain and maintain intellectual property protection for our product candidates; and
•	the anticipated trends and challenges in our business and the market in which we operate.

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

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 11, 2021 (“2020 Annual Report”), which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in our 2020 Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that our results will lead to the expected consequences or effects. Accordingly, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

Aldeyra Therapeutics, including its wholly-owned subsidiaries (we, us, or the Company), is a clinical-stage biotechnology company devoted to developing and commercializing next-generation medicines to improve the lives of patients with immune-mediated diseases.

Our lead product candidate, reproxalap, is a first-in-class treatment in Phase 3 clinical development for dry eye disease (“DED”) and allergic conjunctivitis (“AC”). We have additional product candidates in development for systemic immune-mediated diseases, proliferative vitreoretinopathy (“PVR”), primary vitreoretinal lymphoma (“PVRL”), and other retinal diseases, autoimmune disease, and cancer. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

Reproxalap is a RASP (reactive aldehyde species) inhibitor that has demonstrated statistically significant and clinically relevant improvements across an aggregate of seven Phase 2 clinical trials in DED and AC, two Phase 3 clinical trials in AC, and Part 1 of a Phase 3 clinical trial in DED, when administered topically to the eye as an ophthalmic solution. Administered to the skin as a topical dermatologic formulation in a Phase 2 clinical trial and in Part 1 of a Phase 3 clinical trial, reproxalap demonstrated statistically significant and clinically relevant improvements in ichthyosis (a severe skin disorder) caused by Sjögren-Larsson Syndrome (“SLS”), a rare RASP-mediated disease with no approved therapy.  Additionally, in a Phase 1 clinical trial, ADX-629, a first-in-class orally available RASP inhibitor, was well-tolerated and no treatment-related adverse events were observed.  Relative to subjects treated with placebo, reduction in the commonly described pro-inflammatory RASP malondialdehyde was observed in ADX-629 treated subjects.  A growing body of clinical evidence supports the potential and relevance of RASP inhibition as a new and differentiated mechanism of action. We have discovered and are developing an additional RASP inhibitor, ADX-103, for the treatment of retinal disease.

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

We have no products approved for sale. We will not receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products or until we potentially enter into agreements with third parties for the development and commercialization of product candidates. In addition, it may be difficult or not possible to obtain from the FDA orphan drug designation or a designation that facilitates and expedites development and review of certain new drugs, including breakthrough therapy designation, fast track designation or any other expedited status that we may apply for in the future, for reproxalap or our other product candidates, and if we are unable to obtain such designations, our regulatory and commercial prospects may be negatively impacted.  If our development efforts for any of our product candidates result in regulatory approval or we enter into collaboration agreements with third parties, we may generate revenue from product sales or from such third parties. We have primarily funded our operations through the sale of our common stock, convertible preferred stock, convertible promissory notes, warrants, and borrowings under our debt facilities.

In December 2018, we entered into an Open Market Sale Agreement SM (“2018 Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we offered and sold, shares of our common stock, for aggregate sales proceeds of $50.0 million from time to time through Jefferies. From January 1, 2020 through December 31, 2020, we sold, at a volume-weighted average price of $4.62, an aggregate of 9.4 million shares of common stock with net proceeds of $40.7 million after deducting commissions related to the 2018 Jefferies Sales Agreement and other offering costs.  As of December 31, 2020, we had sold the maximum allowable amount and no further sales may be made under the 2018 Jefferies Sales Agreement.

In January 2021, we sold 7.9 million shares of our common stock in an underwritten public offering at $9.50 per share, for an aggregate gross cash purchase price of $74.7 million or proceeds of $70.0 million after underwriters’ discount, commissions, and other offering expenses.

In March 2021, we entered into an Open Market Sales Agreement SM (“2021 Jefferies Sales Agreement”) with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million.  We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of March 31, 2021.

In May 2021, we sold 10.0 million shares of our common stock at a public offering price of $12.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $125.0 million or proceeds of approximately $117.5 million after underwriters’ discount and expenses.

On January 28, 2019, we acquired Helio.  As a result of the acquisition, we have issued an aggregate of 1,407,006 shares of common stock to the former securityholders and an advisor of Helio. We, subject to the conditions of the acquisition agreement, will be obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of PVR or a substantially similar label prior to the 10th anniversary of the closing date; and (b) $2.5 million of common stock following FDA of a new drug approval application for an indication (other than PVR or a substantially similar label) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of common stock. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $25.0 million of which may become available for draw-down in the future, subject to the satisfaction of certain conditions contained therein. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility is described in Note 8 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, which includes a discussion of the amendment entered into in April 2021. As of March 31, 2021, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of reproxalap and our other product candidates and, subject to regulatory approval, if any, the commercialization of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. However, there can be no assurance that we will be able to raise capital on commercially reasonable terms or at all. In addition, contingent on capital resources, we may augment, diminish, or otherwise modify our clinical development plans.

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

General and administrative expenses

During the three months ended March 31, 2021 and 2020 our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include professional fees for auditing, tax, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintain compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity from transactions and other events and/or circumstances from non-owner sources. For the three months ended March 31, 2021, comprehensive loss is equal to our net loss of $11.3 million and no unrealized loss on marketable securities. For the three months ended March 31, 2020, comprehensive loss is equal to our net loss of $9.9 million and an unrealized gain on marketable securities of approximately $52.0 thousand.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported revenues and expenses during the reported periods. We evaluate these estimates and judgements on an ongoing basis.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financials in our 2020 Annual Report, not all of these significant accounting policies require that we make estimates and assumptions that we believe are critical accounting policies.

There were no changes to our critical accounting policies during the three months ended March 31, 2021, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report.  It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2020 Annual Report.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations.  For example, patient enrollment in our GUARD trial was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery.  While the COVID-19 pandemic did not have a material adverse effect on our reported results for the three months ended March 31, 2021, we are unable to predict the ultimate impact that the pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak. Furthermore, the impact of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remains unknown.

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

Three Months Ended March 31, 2021 compared to three months ended March 31, 2020

Research and development expenses. Research and development expenses were $7.7 million for the three months ended March 31, 2021, compared to $6.6 million for the three months ended March 31, 2020. The increase of $1.1 million is primarily related to the increase in our external clinical research and development expenditures and increases in our manufacturing research activities, partially offset by lower personnel related costs and a decrease in our preclinical research activities.

 General and administrative expenses. General and administrative expenses were $3.1 million for the three months ended March 31, 2021, compared to $3.0 million for the three months ended March 31, 2020. The increase of $0.1 million is primarily due to an increase in personnel related costs and other miscellaneous administrative costs.

Other income (expense). Total other income (expense), net, was $(0.5) million and $(0.2) million for the three months ended March 31, 2021 and 2020, respectively. The decrease was primarily due to lower interest income during the three months ended March 31, 2021.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At March 31, 2021, we had total stockholders’ equity of approximately $126.1 million, and cash and cash equivalents of $138.4 million. During the three months ended March 31, 2021, we had a net loss of approximately $11.3 million. We expect to generate operating losses for the foreseeable future.

In December 2018, we entered into an Open Market Sale Agreement SM (“2018 Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we offered and sold, shares of our common stock for aggregate sales proceeds of $50.0 million from time to time through Jefferies. From January 1, 2020 through December 31, 2020, we sold, at a volume-weighted average price of $4.62, an aggregate of 9.4 million shares of common stock with net proceeds of $40.7 million after deducting commissions related to the 2018 Jefferies Sales Agreement and other offering costs.  As of December 31, 2020, we had sold the maximum allowable amount and no further sales may be made under the 2018 Jefferies Sales Agreement.

In January 2021, we closed an underwritten public offering in which we sold an aggregate of 7.9 million shares of common stock at $9.50 per share. The net proceeds of the offering were approximately $70.0 million, after deducting underwriting discounts, commissions, and other offering expenses.

In March 2021, we entered into an Open Market Sales Agreement SM (“2021 Jefferies Sales Agreement”) with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million.  We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of March 31, 2021.

In May 2021, we sold 10.0 million shares of our common stock at a public offering price of $12.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $125.0 million or proceeds of $117.5 million after underwriters’ discount and expenses.

In March 2019, we entered into the Hercules Credit Facility (“The Loan and Security Agreement”), pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan and Security Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (the “2019 Tranche”), March 31, 2020 (the “2020 Tranche”), and March 31, 2021 (the “2021 Tranche”); and (iii) a final additional term loan advance (the “Fourth Loan Tranche”) of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. As of March 31, 2021, we had not satisfied the funding conditions for the 2021 Tranche. The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of March 31, 2021, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

On April 20, 2021, we entered into the First Amendment (the “First Amendment”) to Loan and Security Agreement with Hercules, The First Amendment makes certain changes to the Loan and Security Agreement, including, among other things, (i) increasing the Fourth Loan Tranche from $10 million to $20 million; (ii) lowering the variable per annum rate of interest on borrowings under the Loan and Security Agreement to the greater of (a) the Prime Rate plus 3.10% or (b) 8.60%; (iii) extending the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) further extending the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement (the “Interest Only Period”) are required from July 1, 2022 to May 1, 2023 in the event certain conditions as set forth in the First Amendment are satisfied. The Interest Only Period extension conditions were satisfied in April 2021, resulting in the Interest Only Period being extended to May 1, 2023. Following the effective time of the First Amendment, an aggregate of $35 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15 million of which was funded prior to the date of the First Amendment.

Based on our current operating plan, we believe that our cash and cash equivalents, as of March 31, 2021, together with the net proceeds from the sale of common stock in our underwritten public offering in May 2021, will be sufficient to fund currently projected operating expenses through the end of 2023, including potential NDA submission for reproxalap; initial commercialization of reproxalap, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases.  We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities, commercialize our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders.  In addition, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

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

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(13,471,741)	$(15,359,752)
Net cash (used in) provided by investing activities	(7,806)	6,223,910
Net cash provided by financing activities	74,063,615	3,252,983
Net increase in cash and cash equivalents	$60,584,068	$(5,882,859)

Operating Activities. Net cash used in operating activities was $13.5 million for the three months ended March 31, 2021, compared to net cash used in operating activities of $15.4 million for the same period in 2020. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for the three months ended March 31, 2021 as compared to 2020 was due to the timing of payments for research and development expenses.

Investing Activities. Net cash used in investing activities was $8.0 thousand for the three months ended March 31, 2021, and $6.2 million provided by investing activities for the three months ended March 31, 2020. There were no significant investing activities for the three months ended March 31, 2021. The primary source of net cash provided by investing activities was the sales and maturities, and purchases of marketable securities for the three months ended March 31, 2020.

Financing Activities. Net cash provided by financing activities was $74.1 million for the three months ended March 31, 2021, compared to $3.3 million for the three months ended March 31, 2020. The net cash provided by financing activities for the three months ended March 31, 2021 was primarily related to the January 2021 public offering, under which we sold an aggregate of 7.9 million shares of our common stock with net proceeds of $70.0 million after deducting commissions and other offering costs. In addition, we received $4.0 million from the proceeds from the exercise of stock options during the three months ended March 31, 2021.  The net cash provided by financing activities for the three months ended March 31, 2020 was primarily related to the 2018 Jefferies Sales Agreement, under which we sold an aggregate of 562,669 shares of our common stock with net proceeds of $3.2 million after deducting commissions and other offering costs.

Off-Balance Sheet Arrangements

Through March 31, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our exposure to market risk is currently confined to our cash, our cash equivalents, our marketable securities, and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents, and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of March 31, 2021, $15.0 million was outstanding under the Hercules Credit Facility.

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

Summary of Risks Related to our Business

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a NDA to the FDA, and even fewer are approved for commercialization. We are currently planning to submit a NDA to the FDA for reproxalap in dry eye disease and allergic conjunctivitis by the end of 2021, assuming positive clinical trial results. Even if our trials are successful, we can provide no assurances that the FDA will accept this NDA for review. Moreover, even if FDA does accept our NDA, there can be no assurance that FDA will agree with our interpretation of the data, that FDA will not require us to conduct additional clinical trials or provide additional data, or that FDA will approve our NDA in a timely fashion, or at all.

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

Because, as of March 31, 2021, we only had 8 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

•	changes and limits in import and export controls;
•	increases in custom duties and tariffs;
•	changes in currency exchange rates;
•	economic and political instability;
•	the impact of public health epidemics and actions taken in response to it on employees, suppliers, customers and the global economy, such as the COVID-19 pandemic;
•	changes in government regulations and laws;
•	absence in some jurisdictions of effective laws to protect our intellectual property rights; and
•	currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the three months ended March 31, 2021 and 2020 was approximately $11.3 million and $9.9 million, respectively. As of March 31, 2021, we had total stockholders’ equity of $126.1 million and an accumulated deficit of $248.2 million.   Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

The development and commercialization of biopharmaceutical products is capital intensive.  We are advancing reproxalap and our other product candidates through preclinical and clinical development, including our multiple ongoing and planned clinical trials for our product candidates. We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of, and, if successful, seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to manufacturing, product sales, marketing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts.  In addition, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.

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

Our management has broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, management’s ultimate use of cash and cash equivalents may vary substantially from the currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. We expect to use our cash and cash equivalents to: fund our planned clinical trials of reproxalap and our other product candidates, fund a potential NDA submission for reproxalap, fund an initial commercialization of reproxalap, if approved, develop other molecules that relate to immune-mediated disease, pursue regulatory approval for our product candidates, service our debt obligations, and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations.  For example, patient enrollment, in our GUARD trial, was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery.  While COVID-19 did not have a material adverse effect on our reported results for the three months ended March 31, 2021, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.

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

In addition to those who have been directly affected by COVID-19, millions more have been affected by government efforts around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response to the COVID-19 pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; the capital markets and the economy in general has been volatile; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. We have and expect to continue to face difficulties recruiting or retaining patients in our ongoing and planned clinical trials due to actions taken by governments and individuals in response to the COVID-19 pandemic.  Patient enrollment in our GUARD trial was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery.  We and our third-party contract manufacturers, contract research organizations and clinical sites may also face disruptions in procuring items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the pandemic.

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

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, as product candidates proceed through development, the trial designs may often be different and may need to evolve and change from phase to phase or within the same phase or same trial, in the case of an adaptive trial design; the vehicles or controls may be modified from trial to trial; and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. Success in run-in cohorts, earlier clinical trials or clinical trials focused on a different indication does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through other phases of clinical testing. Companies frequently suffer significant setbacks in advanced clinical trials, even after run-in cohorts or earlier clinical trials have shown promising results. For instance, in June 2019, we discontinued our noninfectious anterior uveitis program following the announcement of results from the SOLACE Trial. Moreover, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

Our clinical focus is on the development of new products for immune-mediated diseases. Our former Phase 3 vehicle-controlled clinical programs in noninfectious anterior uveitis and SLS represented the first such clinical trials performed. In June 2019, we announced that statistical significance was not achieved for the primary or secondary endpoints in our SOLACE Trial in noninfectious anterior uveitis, due to high rates of disease resolution in vehicle-treated patients. We are performing an adaptive trial in proliferative vitreoretinopathy (“GUARD”), and may do so with other indications in the future. In an adaptive trial, the initial parts of the trial are not designed to be pivotal or definitive. Rather, the initial parts of adaptive trials are expected to provide data to guide subsequent parts of the trial, which could require design changes, including but not limited to, different endpoints. In addition, following the initial parts of adaptive trials, we may, among other things, determine to continue to the subsequent parts of the trial, conclude the trial based on its success or failure in such initial parts, or to discuss the trial results and regulatory pathway with regulatory authorities prior to determining next steps with respect to the trial and development program. For example, in August 2019, we announced that statistically significant improvement from baseline was observed in Part 1 of the Phase 3 RESET trial in SLS. However, due to the novel nature of reproxalap, the limited population of SLS patients, and the uncertain regulatory pathway in SLS, in connection with the strategic prioritization of late-stage ophthalmology programs announced in March 2020, further development in SLS was placed on hold.  As such, the likelihood of success in our late-stage clinical programs cannot necessarily be predicted.

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

We are performing an adaptive trial in proliferative vitreoretinopathy. For the reasons stated above, detailed results from the initial part of GUARD may not be disclosed until the completion of subsequent parts of the trials, or until the entire adaptive trial has completed. Further, the initial parts of adaptive trials may be performed in part to assess biomarkers or surrogate markers that may require substantial time to generate, analyze, and interpret. Thus, disclosure of clinical results from the initial parts of adaptive trials may also be delayed due to the time required for biomarker or surrogate marker assessment.

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

Written meeting minutes with the FDA confirmed the use of RASP as an objective sign for the treatment of dry eye disease.  However, to our knowledge, a validated assay to measure RASP in tears has not been developed and the FDA has not established guidelines for the design of trials in which RASP is measured.  There is risk that the RASP assays we have developed will not accurately measure RASP or be accepted by the FDA or other regulatory bodies as validated assays.  In addition, The FDA could change its view on clinical trial design and the method for assaying RASP and require a change in clinical trial design, additional data or even further clinical trials before granting approval of our product candidates. As a result, further development of reproxalap in dry eye disease may be negatively impacted or delayed, which would have an adverse impact on our business, prospects, financial condition, and results of operations.

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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including PVR. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program.  The ongoing COVID-19 pandemic has and is expected to continue to have an impact on our ability to enroll and retain patients in our clinical trials.  For instance, patient enrollment in our GUARD trial was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery.   Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as PVR, lack of availability of, or difficulty recruiting a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of PVR, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. While there are no drugs currently approved in the United States that effect acute (within minutes) relief of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over the counter artificial tears, Restasis®, Xiidra®, CequaTM, and a generic corticosteroid. Generic versions of Restasis® are also expected to become available in the U.S. in the near future. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of reproxalap or any future product candidates. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what effect changes in regulations, statutes, legal interpretation, or policies, when and if promulgated, enacted, or adopted may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;
•	additional studies, including clinical studies;
•	recall, replacement, or discontinuance of one or more of our products;
•	the payment of additional fees; or
•	additional record keeping.

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

In the United States, the Medicare Drug Improvement and Modernization Act of 2003 (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formulas where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

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

We may face uncertainties as a result of efforts to repeal and replace some or all of the provisions of the PPACA, which efforts have been unsuccessful as of the date of the filing of this report. We cannot predict the ultimate form or timing of any repeal or replacement of PPACA or the effect such repeal or replacement would have on our business. Regardless of the impact of repeal or replacement of PPACA on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs.

In addition, a federal court in Texas ruled in December 2018 that the PPACA is unconstitutional. That decision currently is being appealed and in November 2020, the Supreme Court of the United States heard oral arguments on the constitutionality of the Affordable Care Act. While there have been efforts to repeal the law and enact alternative reforms, the Biden administration has indicated that it will support and expand upon health reform. There can be no assurances that the implementation of PPACA or any subsequent modifications or related legal challenges will not adversely impact our operations. Additionally, the pricing and reimbursement of pharmaceutical products continues to receive significant attention from U.S. policymakers, the former Trump Administration, and others. For example, on January 31, 2019, the Department of Health and Human Services issued a proposed rule that removes from existing anti-kickback statute safe harbor protection certain reductions in price paid by pharmaceutical manufacturers to Medicare Part D plan sponsors, Medicaid MCOs, and those entities’ pharmacy benefit managers (“PBMs”), and adds two new safe harbors that protect certain point-of-sale price reductions by pharmaceutical manufacturers as well as certain service fee payments from pharmaceutical manufacturer to PBMs. The final rule, published on December 2, 2020, effective January 19, 2021, among other things, modifies the existing discount safe harbor by excluding from the definition of “discount” eligible for safe-harbor protection, certain reductions in price or other remuneration from a manufacturer of a prescription drug to plan sponsors under Medicare Part D or contracted PMBs.  At this time, we cannot predict the impact that this increased scrutiny will have on our business.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures, and may adversely affect our operating results. For example, the Centers for Medicare & Medicaid Services issued an interim final rule on November 27, 2020, designed to test whether a Most-Favored Nation model would help control growth in spending for Medicare Part B drugs without adversely affecting quality of care. This followed an Executive Order issued in September 2020 that directed the Secretary of the U.S. Department of Health and Human Services to implement new payment models under the Medicare Part B and Part D programs to curb “unfair” and high drug prices in the United States. Implementation of this interim final rule has been blocked by a temporary restraining order and injunctions through various court actions. Nonetheless, we anticipate that there will be further U.S. federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs.

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

As of March 31, 2021, we had only 8 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

As of March 31, 2021, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 20% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

In January 2021, as previously disclosed and pursuant to the terms of the Helio acquisition agreement, we issued an aggregate of 246,562 shares of our common stock to the former securityholders of Helio.

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

10.1

Open Market Sale AgreementSM, dated March 11, 2021, by and between the Registrant and Jefferies LLC (filed as Exhibit 1.2 to the Registrant’s Form S-3 Registrations Statement (File Number:333-254175), as filed on March 11, 2021, and incorporated herein by reference)

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

Aldeyra Therapeutics, Inc.

May 6, 2021	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

May 6, 2021	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

 F