Form 10-Q
period 2021-06-30
Aldeyra Therapeutics, Inc.
filed 2021-08-05
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 3, 2021, there were 57,864,035 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2021

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2021	December 31,
	(unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$124,739,010	$52,858,311
Cash equivalent - reverse repurchase agreements	125,000,000	25,000,000
Prepaid expenses and other current assets	6,521,718	5,200,957
Total current assets	256,260,728	83,059,268
Right-of-use assets	118,401	233,310
Fixed assets, net	48,083	59,925
Total assets	$256,427,212	$83,352,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,094,461	$381,638
Accrued expenses	6,196,300	8,134,765
Current portion of credit facility	—	3,659,776
Current portion of operating lease liabilities	118,401	233,310
Total current liabilities	7,409,162	12,409,489
Long-term debt	15,338,105	11,434,456
Total liabilities	22,747,267	23,843,945
Commitments and contingencies (Notes 14 and 15)
Stockholders' equity:
Common stock, voting, $0.001 par value; 150,000,000 authorized and 57,997,345 and 38,667,491 shares issued and outstanding, respectively	57,997	38,667
Additional paid-in capital	496,764,448	296,385,619
Accumulated other comprehensive income	—	—
Accumulated deficit	(263,142,500)	(236,915,728)
Total stockholders’ equity	233,679,945	59,508,558
Total liabilities and stockholders’ equity	$256,427,212	$83,352,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$11,474,446	$4,885,875	$19,200,788	$11,519,478
General and administrative	3,068,652	2,220,003	6,173,355	5,224,844
Loss from operations	(14,543,098)	(7,105,878)	(25,374,143)	(16,744,322)
Other income (expense):
Interest income	39,665	71,710	63,427	281,809
Interest expense	(433,477)	(486,048)	(916,056)	(925,863)
Total other income (expense), net	(393,812)	(414,338)	(852,629)	(644,054)
Net loss	$(14,936,910)	$(7,520,216)	$(26,226,772)	$(17,388,376)
Net loss per share - basic and diluted	$(0.28)	$(0.25)	$(0.52)	$(0.59)
Weighted average common shares outstanding - basic and diluted	54,280,393	30,118,456	49,979,545	29,586,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(14,936,910)	$(7,520,216)	$(26,226,772)	$(17,388,376)
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	—	(52,840)	—	(1,112)
Total other comprehensive income	$—	$(52,840)	$—	$(1,112)
Comprehensive loss	$(14,936,910)	$(7,573,056)	$(26,226,772)	$(17,389,488)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	38,667,491	$38,667	$296,385,619	$—	$(236,915,728)	$59,508,558
Stock-based compensation	—	—	3,465,555	—	—	3,465,555
Release of restrictions on Helio founders’ shares	70,398	70	(70)	—	—	—
Issuance of common stock in connection with Helio Vision, Inc. acquisition milestone	246,562	247	2,499,744	—	—	2,499,991
Issuance of common stock, net of issuance costs	18,091,947	18,092	189,793,519	—	—	189,811,611
Issuance of common stock, exercise of stock options	631,217	631	4,610,496	—	—	4,611,127
Issuance of common stock, employee stock purchase plan	2,786	3	9,872	—	—	9,875
Issuance of common stock, vested restricted stock awards	286,944	287	(287)	—	—	—
Net loss	—	—	—	—	(26,226,772)	(26,226,772)
Balance, June 30, 2021	57,997,345	$57,997	$496,764,448	$—	$(263,142,500)	$233,679,945

Balance, December 31, 2019	28,656,832	$28,657	$247,409,793	$5,866	$(199,361,999)	$48,082,317
Stock-based compensation	—	—	3,696,041	—	—	3,696,041
Release of restrictions on Helio founders’ shares	202,051	202	(202)	—	—	—
Issuance of common stock, net of issuance costs	3,974,068	3,974	18,266,514	—	—	18,270,488
Issuance of common stock, exercise of stock options	14,448	14	60,405	—	—	60,419
Issuance of common stock, employee stock purchase plan	14,151	14	69,875	—	—	69,889
Issuance of common stock, vested restricted stock awards	135,796	136	(136)	—	—	—
Other comprehensive income	—	—	—	(1,112)	—	(1,112)
Net loss	—	—	—	—	(17,388,376)	(17,388,376)
Balance, June 30, 2020	32,997,346	$32,997	$269,502,290	$4,754	$(216,750,375)	$52,789,666

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated Other
	Shares	Amount	Additional Paid-in Capital	Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2021	47,651,035	$47,651	$374,232,411	—	$(248,205,590)	$126,074,472
Stock-based compensation	—	—	2,173,385	—	—	2,173,385
Release of restrictions on Helio founders’ shares	35,393	35	(35)	—	—	—
Issuance of common stock, net of issuance costs	10,223,526	10,224	119,751,937	—	—	119,762,161
Issuance of common stock, exercise of stock options	87,391	87	606,750	—	—	606,837
Net loss	—	—	—	—	(14,936,910)	(14,936,910)
Balance, June 30, 2021	57,997,345	$57,997	$496,764,448	$—	$(263,142,500)	$233,679,945

Balance, March 31, 2020	29,506,829	$29,507	$252,615,578	$57,594	$(209,230,159)	$43,472,520
Stock-based compensation	—	—	1,742,389	—	—	1,742,389
Release of restrictions on Helio founders’ shares	59,896	60	(60)	—	—	—
Issuance of common stock, net of issuance costs	3,411,399	3,411	15,094,253	—	—	15,097,664
Issuance of common stock, exercise of stock options	12,448	12	50,137			50,149
Issuance of common stock, vested restricted stock awards	6,774	7	(7)	—	—	—
Other comprehensive loss	—	—	—	(52,840)	—	(52,840)
Net loss	—	—	—	—	(7,520,216)	(7,520,216)
Balance, June 30, 2020	32,997,346	$32,997	$269,502,290	$4,754	$(216,750,375)	$52,789,666

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,226,772)	$(17,388,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,705,218	3,696,041
Non-cash interest expense	243,873	283,010
Net amortization of premium on debt securities available for sale	—	(87,452)
Depreciation and amortization expense	134,557	144,687
Change in assets and liabilities:
Prepaid expenses and other current assets	(1,254,761)	(705,371)
Accounts payable	712,823	(591,613)
Accrued expenses	(859,046)	(8,289,732)
Net cash used in operating activities	(22,544,108)	(22,938,806)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	(7,806)	—
Purchases of marketable securities	—	(5,776,090)
Sales and maturities of marketable securities	—	29,300,000
Net cash (used in) provided by investing activities	(7,806)	23,523,910
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	189,811,611	15,547,592
Proceeds from exercise of stock options	4,611,127	60,419
Proceeds from employee stock purchase plan	9,875	69,889
Net cash provided by financing activities	194,432,613	15,677,900
NET INCREASE IN CASH AND CASH EQUIVALENTS	171,880,699	16,263,004
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77,858,311	44,425,830
CASH AND CASH EQUIVALENTS, END OF PERIOD	$249,739,010	$60,688,834
SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Cash paid during the period for interest	$681,333	$693,875
SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Offering costs not yet paid	$66,000	$—
Common stock issued in connection with Helio Vision, Inc. acquisition milestone	$2,499,991	$—
Receivable for proceeds from the issuance of common stock, net of issuance costs	$—	$2,722,896

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

The financial information as of June 30, 2021, and the three and six months ended June 30, 2021 and 2020, respectively, is unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2020 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, the Company believes that its cash and cash equivalents, as of June 30, 2021, will be sufficient to fund currently projected operating expenses through the end of 2023, including potential new drug application (“NDA”) submission for reproxalap; initial commercialization of reproxalap, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete the Company’s clinical trials may be delayed. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the six months ended June 30, 2021, as compared to the those identified in the 2020 Form 10-K.

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

3. Helio Vision Acquisition

On January 28, 2019 (the “Closing Date”), the Company acquired Helio Vision, Inc. (“Helio”). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares are subject to vesting based on continued service to the Company over three years from the Closing Date, of which, 85% are vested as of June 30, 2021. The Company recognizes the expense associated with the founders’ restricted shares as research and development compensation expense on a straight-line basis as the shares vest over the three-year period. For the six months ended June 30, 2021 and June 30, 2020, the Company recorded $0.6 million and $0.7 million of research and development compensation expense, respectively, for the founders’ restricted shares.

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

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), from inception of the Milestone Shares through June 30, 2021. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (“ASC 450”) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to make additional payment(s) becomes probable. At that time, the Company will record the cost of the Milestone Shares issued to the founders as compensation expense and to the Helio non-founders as IPR&D expense if there is no alternative future use. At December 31, 2020, the Milestones Shares associated with the preceding clause (a) were considered probable of issuance and $2.5 million was accrued as contingent consideration payable in stock and the Company recorded $1.8 million to IPR&D (the “Milestone IPR&D”), which included a $0.5 million income tax benefit, and $1.2 million of compensation expense related to these Milestone Shares, which amounted to 246,562 shares and were issued during the quarter ended March 31, 2021. No other milestones related to the Milestone Shares are probable of being achieved as of June 30, 2021.

4. NET LOSS PER SHARE

As of June 30, 2021 and 2020, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three and Six Months Ended June 30,
	2021	2020
Options to purchase common stock	4,490,867	5,147,065
Restricted stock units	501,254	929,817
Nonvested founder shares (1)	82,458	224,422
Total of common stock equivalents	5,074,579	6,301,304

(1) Represents 82,458 and 224,422 shares of common stock that are issued and outstanding but that were subject to future vesting based on service requirements at June 30, 2021 and 2020, respectively, and are, accordingly, not included in stockholders’ equity.

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents, were comprised of:

	June 30, 2021
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents
Cash	$120,354,749	$—	$—	$120,354,749	$120,354,749
Money market funds	4,384,261	—	—	4,384,261	4,384,261
Reverse repurchase agreements	125,000,000	—	—	125,000,000	125,000,000
Total Cash and cash equivalents	$249,739,010	$—	$—	$249,739,010	$249,739,010

	December 31, 2020
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents
Cash	$23,494,920	$—	$—	$23,494,920	$23,494,920
Money market funds	29,363,391	—	—	29,363,391	29,363,391
Reverse repurchase agreements	25,000,000	—	—	25,000,000	25,000,000
Total Cash and cash equivalents	$77,858,311	$—	$—	$77,858,311	$77,858,311

 There were no marketable securities held at June 30, 2021 or December 31, 2020.

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

There were no liabilities measured at fair value at June 30, 2021 or December 31, 2020.

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

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of:

	June 30,	December 31,
	2021	2020
Deferred research and development expenses	$5,150,067	$4,793,794
Deferred offering costs	74,335	—
Miscellaneous prepaid expenses and other current assets	1,297,316	407,163
Total prepaid expenses and other current assets	$6,521,718	$5,200,957

8. ACCRUED EXPENSES

Accrued expenses were comprised of:

	June 30,	December 31,
	2021	2020
Accrued compensation	$2,166,284	$1,323,138
Contingent consideration payable in stock	—	$2,500,000
Accrued research and development	3,356,819	3,944,094
Accrued general and administrative	673,197	367,533
Accrued expenses	$6,196,300	$8,134,765

9. CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Hercules Capital, Inc. (“Hercules”). In March 2019, the Company entered into a Loan and Security Agreement with Hercules and several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to as “Lender”), providing for a term loan of up to $60.0 million, subject to the satisfaction of certain conditions contained therein, that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property (the “Loan and Security Agreement” or the “Hercules Credit Facility”). The Loan and Security Agreement provided for (i) an initial term loan advance of up to $5.0 million at the Company’s option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019 (the “2019 Tranche”), March 31, 2020 (the “2020 Tranche”), and March 31, 2021 (the “2021 Tranche”); and (iii) a final additional term loan advance (the “Fourth Loan Tranche”) of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. The 2019 Tranche was drawn down in full by the Company in September 2019 and the 2020 Tranche and 2021 Tranche expired unutilized prior to the Company satisfying the funding conditions for such tranche. On April 20, 2021, the Company entered into the First Amendment (the “First Amendment”) to the Loan and Security Agreement with Hercules. The First Amendment, among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to June 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement from the greater of (i) 9.10% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10% to the greater of (a) the Prime Rate (as defined therein) plus 3.10% or (b) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, commences upon expiration of the interest-only period and continues through October 1, 2023 (the “Maturity Date”). The First Amendment was determined to be a modification in accordance with FASB ASC Topic 470, Debt and did not result in extinguishment.

Associated with this debt facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and is required to pay a fee (the “End of Term Charge”) of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity. The fees, transaction costs, and the End of Term Charge are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. The effective interest rate was 12.8% at June 30, 2021. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement, including a prepayment charge equal to 1.5% of the principal amount being prepaid.

Following the effective time of the First Amendment and as of June 30, 2021 an aggregate of $35 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15 million of which was funded prior to the date of the First Amendment.

Long-term debt consisted of the following:

	June 30,	December 31,
	2021	2020
Term loan payable	$15,000,000	$15,000,000
End of term charge	599,008	445,464
Unamortized debt issuance costs	(260,903)	(351,232)
Less: current portion	—	(3,659,776)
Total long-term debt	$15,338,105	$11,434,456

Future principal payments, including the End of Term Charge, are as follows:

Years Ending
December 31,
2021	$—
2022	—
2023	16,042,500
Total	$16,042,500

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of June 30, 2021, the Company was in material compliance with all covenants of the Hercules Credit Facility. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

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

In March 2021, the Company entered into an Open Market Sales Agreement SM (“2021 Jefferies Sales Agreement”) with Jefferies, as sales agent, pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. The Company has no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of June 30, 2021.

In May and June 2021, the Company sold an aggregate of 10.2 million shares of its common stock at a public offering price of $12.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $127.8 million or proceeds of $119.8 million after underwriters’ discount and expenses, which included the partial exercise of the underwriters' option to purchase additional shares.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2017, the Company believes it underwent three ownership changes, however, management believes there are sufficient “Built-In-Gains” to offset any Section 382 limitation generated by such ownership changes. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause its existing tax attributes to incur additional limitations.

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

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted in the United States on March 27, 2020. CARES includes several income tax provisions such as NOL carryback and carryforward benefits and other tax deduction benefits. As noted previously, the Company’s U.S. deferred tax asset has a full valuation, accordingly these NOL and other benefit provisions have no impact on the Company’s financial statements for the period ended June 30, 2021.

12. STOCK-BASED COMPENSATION

The Company has two equity incentive plans that provide for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors, and consultants of the Company with a generally prescribed contractual term of ten years. As of June 30, 2021, there were 3,179,303 shares of common stock available for grant under the Company’s equity incentive plans.

In 2019 and 2020 the Company granted performance cash awards. The bonus units vest in four annual installments from the date of grant and entitle the employees to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of the Company’s common stock exceeds the base value. As of June 30, 2021, $1.6 million was accrued as compensation expense for vested performance cash awards.

The Company recognizes stock-based compensation expense over the requisite service period. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans and Helio founders’ shares are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$1,180,305	$1,246,952	$2,373,172	$2,192,690
General and administrative expenses	1,143,256	495,437	2,332,046	$1,503,351
Total stock-based compensation expense	$2,323,561	$1,742,389	$4,705,218	$3,696,041

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2020	4,608,311	$5.73
Granted	830,169	$11.87
Exercised	(631,217)	$7.31
Forfeitures	(316,396)	$5.23
Outstanding at June 30, 2021	4,490,867	$6.68	7.12	$21,334,914
Exercisable at June 30, 2021	2,822,326	$5.72	6.06	$15,865,690

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2021 of $11.33 and the per share exercise price of the underlying options.

As of June 30, 2021, unamortized stock-based compensation for all stock options outstanding was $8,956,924 and is expected to be recognized over a weighted average period of 2.64 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to RSUs for the six months ended June 30, 2021:

Number of Shares
Outstanding at December 31, 2020	927,189
Granted	46,619
Cancelled	(185,610)
Vested	(286,944)
Outstanding at June 30, 2021	501,254

The weighted-average fair value of RSUs granted was $11.71 per share for the six months ended June 30, 2021. As of June 30, 2021, the outstanding RSUs had unamortized stock-based compensation of $2.3 million with a weighted-average remaining recognition period of 2.26 years and an aggregate intrinsic value of 5.7 million.

Employee Stock Purchase Plan

At June 30, 2021, the Company had 1,242,863 shares available for issuance under the 2016 Employee Stock Purchase Plan (“2016 ESPP”). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Six Months Ended June 30,
	2021	2020
Weighted-average grant-date fair value per share	$2.49	$2.24
Total stock-based compensation expense	$23,127	$29,809

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

As of June 30, 2021, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.1 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of June 30, 2021 is 9.1%. The weighted average lease term as of June 30, 2021 is 0.50 years. The operating lease expense for the six months ended June 30, 2021 was $0.1 million. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of June 30, 2021 is as follows:

2021 remaining total lease payments	$121,563
Less: effect of discounting	(3,162)
Present value of lease liabilities	$118,401

Current operating lease liabilities	$118,401
Non-current operating lease liabilities	—
Total	$118,401

The Company’s gross future minimum payments under all non-cancelable operating leases as of June 30, 2021, are:

	Total	2021	2022	2023	2024
Operating lease obligations	$121,563	$121,563	$—	$—	$—

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

As we continue to execute on our strategy of expanding our product candidate pipeline, we may license or acquire new immune-modulating approaches with novel therapeutic potential. In January 2019, we acquired Helio Vision, Inc. (“Helio”) and thereby obtained rights to ADX-2191, an intravitreal DHFR inhibitor (methotrexate) for the prevention of PVR, a serious sight-threatening retinal disease with no approved treatment, and primary vitreoretinal lymphoma (“PVRL”), a rare cancer with no approved treatment. In addition, in December 2016, we in-licensed ADX-1612, which inhibits the protein chaperome, a mechanistically differentiated approach for the potential treatment of inflammatory diseases. In the future, we may enter into additional partnerships that facilitate the development and commercialization of our product candidates.

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

In March 2021, we entered into an Open Market Sales Agreement SM (“2021 Jefferies Sales Agreement”) with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of June 30, 2021.

In May and June 2021, we sold an aggregate of 10.2 million shares of our common stock at a public offering price of $12.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $127.8 million or proceeds of approximately $119.8 million after underwriters’ discount, commissions, and other offering expenses, which included the partial exercise of the underwriters' option to purchase additional shares.

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

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been drawn-down as of June 30, 2021. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of June 30, 2021, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

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

We do not expect reproxalap or any of our other product candidates to be commercially available, if at all, before at least 2023.

General and administrative expenses

During the six months ended June 30, 2021 and 2020 our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums and professional fees for auditing, tax, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintain compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity from transactions and other events and/or circumstances from non-owner sources. For the six months ended June 30, 2021, comprehensive loss is equal to our net loss of $26.2 million and no unrealized loss on marketable securities. For the six months ended June 30, 2020, comprehensive loss is equal to our net loss of $17.4 million and an unrealized loss on marketable securities of approximately $1.0 thousand.

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

There were no changes to our critical accounting policies during the six months ended June 30, 2021, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2020 Annual Report.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, on all aspects of our business, including how the pandemic continues to impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations. For example, patient enrollment in our adaptive trial in proliferative vitreoretinopathy ("GUARD") continues to be negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the six months ended June 30, 2021, we are unable to predict the ultimate impact that the pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, including the emergence and spread of variants of COVID-19, such as the delta variant, and actions by government authorities to contain the outbreak. Furthermore, the impact of a potential worsening of global economic conditions and the effects of the continued disruptions to and volatility in the financial markets remain unknown.

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

Three Months Ended June 30, 2021 compared to three months ended June 30, 2020

Research and development expenses. Research and development expenses were $11.5 million for the three months ended June 30, 2021, compared to $4.9 million for the three months ended June 30, 2020. The increase of $6.6 million is primarily related to the increase in our clinical research and development expenditures.

 General and administrative expenses. General and administrative expenses were $3.1 million for the three months ended June 30, 2021, compared to $2.2 million for the three months ended June 30, 2020. The increase of $0.9 million is primarily due to an increase in personnel related costs and other miscellaneous administrative costs.

Other income (expense). Total other income (expense), net, was $(0.4) million and $(0.4) million for the three months ended June 30, 2021 and 2020, respectively and was principally comprised of interest income and interest expense for both periods.

Six Months Ended June 30, 2021 compared to six months ended June 30, 2020

Research and development expenses. Research and development expenses were $19.2 million for the six months ended June 30, 2021, compared to $ 11.5 million for the six months ended June 30, 2020. The increase of $7.7 million is primarily related to the increases in our clinical and manufacturing activities, partially offset by a decrease in personnel related costs, including stock-based compensation.

General and administrative expenses. General and administrative expenses were $6.2 million for the six months ended June 30, 2021, compared to $ 5.2 million for the six months ended June 30, 2020. The increase of $1.0 million is primarily related to increases in personnel related costs, including stock-based compensation, legal costs, and insurance costs, partially offset by decreases in other miscellaneous administrative costs.

Other income (expense). Total other income (expense), net was $(0.9) million and $(0.6) million for the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in net expense was primarily due to lower interest income during the six months ended June 30, 2021.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At June 30, 2021, we had total stockholders’ equity of approximately $233.7 million, and cash and cash equivalents of $249.7 million. During the six months ended June 30, 2021, we had a net loss of approximately $26.2 million. We expect to generate operating losses for the foreseeable future.

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

In March 2021, we entered into an Open Market Sales Agreement SM (“2021 Jefferies Sales Agreement”) with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of June 30, 2021.

In May and June 2021, we sold an aggregate of 10.2 million shares of our common stock at a public offering price of $12.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $127.8 million or proceeds of approximately $119.8 million after underwriters’ discount, commissions, and other offering expenses, which included the partial exercise of the underwriters' option to purchase additional shares.

In March 2019, we entered into the Hercules Credit Facility (“The Loan and Security Agreement”), pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan and Security Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (the “2019 Tranche”), March 31, 2020 (the “2020 Tranche”), and March 31, 2021 (the “2021 Tranche”); and (iii) a final additional term loan advance (the “Fourth Loan Tranche”) of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche and the 2021 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. As of June 30, 2021, we had not satisfied the funding conditions for the Fourth Loan Tranche. On April 20, 2021, we entered into the First Amendment (the “First Amendment”) to Loan and Security Agreement with Hercules. The First Amendment among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement to the greater of (a) the Prime Rate plus 3.10% or (b) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023.

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of June 30, 2021, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

Following the effective time of the First Amendment, an aggregate of $35 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15 million of which was funded prior to the date of the First Amendment.

Based on our current operating plan, we believe that our cash and cash equivalents, as of June 30, 2021, will be sufficient to fund currently projected operating expenses through the end of 2023, including potential NDA submission for reproxalap; initial commercialization of reproxalap, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities, commercialize our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(22,544,108)	$(22,938,806)
Net cash (used in) provided by investing activities	(7,806)	23,523,910
Net cash provided by financing activities	194,432,613	15,677,900
Net increase in cash and cash equivalents	$171,880,699	$16,263,004

Operating Activities. Net cash used in operating activities was $22.5 million for the six months ended June 30, 2021, compared to net cash used in operating activities of $22.9 million for the same period in 2020. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for the six months ended June 30, 2021 as compared to 2020 was principally comprised of changes in accrued expenses, due to the timing of payments for research and development expenses, and an increase in our net loss, primarily from research and development activities, for the six months ended June 30, 2021 compared to the same period in 2020.

Investing Activities. Net cash used in investing activities was $7.8 thousand for the six months ended June 30, 2021, and $23.5 million provided by investing activities for the six months ended June 30, 2020. There were no significant investing activities for the six months ended June 30, 2021. The primary source of net cash provided by investing activities was the sales and maturities, and purchases of marketable securities for the six months ended June 30, 2020.

Financing Activities. Net cash provided by financing activities was $194.4 million for the six months ended June 30, 2021, compared to $15.7 million for the six months ended June 30, 2020. The net cash provided by financing activities for the six months ended June 30, 2021 was primarily related to the January and May 2021 public offerings, under which we sold an aggregate of 18.1 million shares of our common stock with net proceeds of $189.8 million after deducting commissions and other offering costs. In addition, we received $4.6 million from the proceeds from the exercise of stock options during the six months ended June 30, 2021. The net cash provided by financing activities for the six months ended June 30, 2020 was primarily related to the 2018 Jefferies Sales Agreement, under which we sold an aggregate of 3,974,068 shares of our common stock with net proceeds of $18.3 million after deducting commissions and other offering costs.

Off-Balance Sheet Arrangements

Through June 30, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our exposure to market risk is currently confined to our cash, our cash equivalents, our marketable securities, and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents, and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 8.60% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of June 30, 2021, $15.0 million was outstanding under the Hercules Credit Facility.

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a NDA to the FDA, and even fewer are approved for commercialization. We are currently planning to submit a NDA to the FDA for reproxalap in dry eye disease and allergic conjunctivitis by the end of 2021 or early 2022, assuming positive clinical trial results. Even if our trials are successful, we can provide no assurances that the FDA will accept this NDA for review. Moreover, even if FDA does accept our NDA, there can be no assurance that FDA will agree with our interpretation of the data, that FDA will not require us to conduct additional clinical trials or provide additional data, or that FDA will approve our NDA in a timely fashion, or at all.

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

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. Based on our discussions with and our interpretation of feedback from the FDA, as well as run-in cohort data from the TRANQUILITY trial, we currently plan to submit a NDA to the FDA for reproxalap for the potential treatment of dry eye disease by the end of 2021 or early 2022, subject to positive clinical trial results. There can be no assurance that we can prepare and submit an NDA in a timely manner or at all. We have limited experience in preparing, filing, and pursuing applications necessary to gain regulatory approvals. The preparation of an NDA requires a great deal of effort and expertise, and if we do not secure the necessary resources and hire and retain personnel having the requisite expertise to prepare and submit the NDA, the filing of the NDA would be delayed. Further, if an NDA is submitted by the company, there can be no assurance that it will be accepted for filing by the FDA. If the FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a “refuse to file” notice. The FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. The FDA could also require that we conduct additional studies and submit that data before it will reconsider our application, which would require us to expend more resources than we planned or that are available to us, and could substantially delay any approval of our application. If the FDA is not satisfied with data included in our NDA, we may need to expend additional resources or conduct additional studies, including clinical trials, to obtain data that the FDA believes is sufficient. It is also possible that additional studies may not suffice to make our application approvable. Even if the NDA is accepted for filing by the FDA, there can be no assurance that it would be approved in a timely manner or at all.

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

Because, as of June 30, 2021, we only had 10 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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
•
increases in custom duties and tariffs;
•
changes in currency exchange rates;
•
economic and political instability;
•
the impact on employees, suppliers, customers and the global economy related to public health epidemics or pandemics, such as the COVID-19 pandemic, and actions taken in response to such events;
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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. These risks may be heightened during the ongoing COVID-19 pandemic, should any of our employees voluntarily choose to work remotely. While we are not aware of any such attack or breach, if such event would occur and cause interruptions in our operations, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under federal, state, and international laws that protect the privacy of personal information, such as HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our ability to conduct our clinical trials, conduct research and development activities, collect, process and prepare company financial information, provide information about our product candidates and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future Contract Research Organizations ("CROs") and other contractors, consultants, and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While to our knowledge we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information, or other personal information, or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets, or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. These risks may be heightened during the ongoing COVID-19 pandemic, should any of our employees voluntarily choose to work remotely. Any of these events or circumstances could materially adversely affect our business, financial condition, and operating results.

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses since inception and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the six months ended June 30, 2021 and 2020 was approximately $26.2 million and $17.4 million, respectively. As of June 30, 2021, we had total stockholders’ equity of $233.7 million and an accumulated deficit of $263.1 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

In March 2019, we entered into a credit facility with Hercules Capital, which was subsequently amended in April 2021, that is secured by a lien covering all of our assets, other than our intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock, or make investments. If we default under the terms of the Hercules Credit Facility or any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of transactions involving our common stock.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain other tax assets (“tax attributes”) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. Prior to December 31, 2017, we believe three ownership changes have occurred since inception, however, management believes there are sufficient “Built-In Gains” to offset any Section 382 limitation generated by these ownership changes. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOLs carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOLs carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health epidemics (including the COVID-19 pandemic), and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition, and increase our costs and expenses. We rely on third-party manufacturers to produce reproxalap and our other product candidates. Our ability to obtain clinical supplies of reproxalap or our other product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

The global spread of COVID-19, including subsequent variants such as the delta variant, has created significant volatility, uncertainty, and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our ongoing or planned clinical trials; and any closures of our offices or clinical trial facilities. Any of these events could cause or contribute to the risks and uncertainties enumerated in this quarterly report on Form 10-Q and could materially adversely affect our business, financial condition, results of operations and/or stock price.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations. For example, patient enrollment, in our GUARD trial, continues to be negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. While COVID-19 did not have a material adverse effect on our reported results for the three and six months ended June 30, 2021, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.

We have experienced operational interruptions as a result of the COVID-19 pandemic, with many of our employees electing to work remotely to avoid spread of the disease. Our offices are currently open as allowed under state and local orders. While we have implemented what we believe to be a reasonable protocol to ensure the safety and wellbeing of employees returning to the office, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. A prolonged pandemic, or the threat thereof, could result in lower productivity, voluntary closure of our office, and other disruptions to our business. We may also incur additional costs to remedy damages caused by business disruptions, including clinical trial delays or interruptions. Any of these could have a material adverse effect on our business, financial condition or results of operations.

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

In addition to those who have been directly affected by COVID-19, millions more have been affected by government efforts around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response to the COVID-19 pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; the capital markets and the economy in general has been volatile; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak, including the emergence of COVID-19 variants, and its effects on our business and operations are uncertain. We have and expect to continue to face difficulties recruiting or retaining patients in our ongoing and planned clinical trials due to actions taken by governments and individuals in response to the COVID-19 pandemic. Patient enrollment in our GUARD trial continues to be negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. We and our third-party contract manufacturers, contract research organizations and clinical sites may also face disruptions in procuring items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the pandemic.

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

Our clinical focus is on the development of new products for immune-mediated diseases. Our former Phase 3 vehicle-controlled clinical programs in noninfectious anterior uveitis and SLS represented the first such clinical trials performed. In June 2019, we announced that statistical significance was not achieved for the primary or secondary endpoints in our SOLACE Trial in noninfectious anterior uveitis, due to high rates of disease resolution in vehicle-treated patients. We are performing an adaptive trial in proliferative vitreoretinopathy, the GUARD trial, and may do so with other indications in the future. In an adaptive trial, the initial parts of the trial are not designed to be pivotal or definitive. Rather, the initial parts of adaptive trials are expected to provide data to guide subsequent parts of the trial, which could require design changes, including but not limited to, different endpoints. In addition, following the initial parts of adaptive trials, we may, among other things, determine to continue to the subsequent parts of the trial, conclude the trial based on its success or failure in such initial parts, or to discuss the trial results and regulatory pathway with regulatory authorities prior to determining next steps with respect to the trial and development program. For example, in August 2019, we announced that statistically significant improvement from baseline was observed in Part 1 of the Phase 3 RESET trial in SLS. However, due to the novel nature of reproxalap, the limited population of SLS patients, and the uncertain regulatory pathway in SLS, in connection with the strategic prioritization of late-stage ophthalmology programs announced in March 2020, further development in SLS was placed on hold. As such, the likelihood of success in our late-stage clinical programs cannot necessarily be predicted.

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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including, PVR. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. The ongoing COVID-19 pandemic has and is expected to continue to have an impact on our ability to enroll and retain patients in our clinical trials. For instance, patient enrollment in our GUARD trial continues to be negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as PVR, lack of availability of, or difficulty recruiting a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

Obtaining coverage and reimbursement approval for a product candidate from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical, and cost effectiveness data for the use of the applicable product candidate to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Further, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidates. If reimbursement is not available or is available only in limited levels, we may not be able to commercialize certain of our product candidates profitably, or at all, even if approved. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to the United States healthcare system, including changes to the methods for, and amounts of, Medicare reimbursement. Many members of the United States Congress have attempted to repeal and replace the Patient Protection and Affordable Care Act (“PPACA”), but they have been unsuccessful in doing so as of the date of the filing of this report. We cannot predict the ultimate form or timing of any repeal or replacement of PPACA or the effect such repeal or replacement would have on our business. Regardless of the impact of repeal or replacement of PPACA on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. These reforms could significantly reduce payments from Medicare and Medicaid over the next ten years. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments, or the imposition of enrollment limitations on new providers, may change the availability, methods, and rates of reimbursements from Medicare, private insurers, and other third-party payers for our current and future product candidates, if any, for which we are able to obtain regulatory approval. Some of these changes and proposed changes could result in reduced reimbursement rates for such product candidates, if approved, which would adversely affect our business strategy, operations, and financial results.

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

The FDA designates orphan drug designation status to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Drugs that receive an orphan drug designation do not require prescription drug user fees at the time of marketing application, may qualify the drug development sponsor for certain tax credits, and can be marketed without generic competition for seven years. In April 2018, ADX-2191 received orphan drug designation from the FDA for the prevention of proliferative vitreoretinopathy and, in June 2020, ADX-2191 was designated an orphan medicinal product by the European Commission for the treatment of retinal detachment. In July 2021, ADX-2191 received orphan drug designation from the FDA for both the treatment of PVRL and retinitis pigmentosa ("RP"). In addition, it may be difficult or impossible to obtain from the FDA orphan drug designation or a designation that facilitates and expedites development and review of certain new drugs, including breakthrough therapy designation, fast track designation, or any other expedited status that we may apply for in the future, for reproxalap or our other product candidates. We cannot guarantee that we will be able to receive breakthrough therapy or fast-track designation from the FDA for reproxalap or our other product candidates. If we are unable to secure breakthrough therapy designation or fast-track designation for reproxalap or our other product candidates, our regulatory and commercial prospects may be negatively impacted.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of PVR, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. While there are no drugs currently approved in the United States that effect acute (within minutes) relief of the signs and symptoms of dry eye disease, current treatments that are used in the United States for dry eye disease include over the counter artificial tears, Restasis®, Xiidra®, CequaTM, Eysuvis®, and a generic corticosteroid. Generic versions of Restasis® are also expected to become available in the U.S. in the near future. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

As of June 30, 2021, we had only 10 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

Any such claims against us could also be deemed to constitute an event of default under the Loan and Security Agreement. In the case of a continuing event of default under the loan, Hercules, could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. In the event we do not or are not able to repay the obligations at the time a default occurred, Hercules may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Hercules under the loan.

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

As of June 30, 2021, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 24% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Proxy contests have been waged against many companies in the biotechnology industry over the last few years. We may be particularly vulnerable to activist stockholders due to fluctuations in our stock price. If faced with a proxy contest or other type of shareholder activism, we may not be able to respond successfully to the contest or dispute, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest or shareholder dispute involving us or our partners because:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 4, 2021, the Compensation Committee of our Board of Directors amended and restated the Aldeyra Therapeutics, Inc. Change in Control Plan (the “A&R CIC Plan”).  The A&R CIC Plan provides for the accelerated vesting for outstanding unvested equity awards, including unvested performance based cash unit awards issued under the Aldeyra Therapeutics, Inc. Management Cash Incentive Plan, held by our eligible employees that are subject to a qualifying employment termination in connection with a change in control, including our named executive officers. The A&R CIC Plan provides for acceleration of 100% of the unvested equity held by our executive officers in the event the officer’s employment is terminated without cause, or the officer resigns for good reason, in each case within 3 months before or 12 months of a change of control.

This summary of the A&R CIC Plan is qualified in its entirety by reference to the text of the A&R CIC Plan, which is included as Exhibit 10.2 hereto and incorporated herein by reference.

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

10.1

First Amendment to Loan and Security Agreement, dated April 20, 2021, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 21, 2021, and incorporated herein by reference).

10.2	Aldeyra Therapeutics, Inc. Amended and Restated Change in Control Plan.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aldeyra Therapeutics, Inc.

August 5, 2021	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

August 5, 2021	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)