Form 10-Q
period 2021-09-30
Aldeyra Therapeutics, Inc.
filed 2021-10-28
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 26, 2021, there were 58,092,105 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2021	December 31,
	(unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$116,368,688	$52,858,311
Cash equivalent - reverse repurchase agreements	125,000,000	25,000,000
Prepaid expenses and other current assets	5,403,261	5,200,957
Total current assets	246,771,949	83,059,268
Right-of-use assets	406,014	233,310
Fixed assets, net	39,607	59,925
Total assets	$247,217,570	$83,352,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$467,932	$381,638
Accrued expenses	11,252,075	8,134,765
Current portion of credit facility	—	3,659,776
Current portion of operating lease liabilities	222,158	233,310
Total current liabilities	11,942,165	12,409,489
Operating lease liabilities, long-term	184,599	—
Long-term debt	15,420,904	11,434,456
Total liabilities	27,547,668	23,843,945
Commitments and contingencies (Notes 14 and 15)
Stockholders' equity:
Common stock, voting, $0.001 par value; 150,000,000 authorized and 58,045,432 and 38,667,491 shares issued and outstanding, respectively	58,045	38,667
Additional paid-in capital	498,549,312	296,385,619
Accumulated other comprehensive income	—	—
Accumulated deficit	(278,937,455)	(236,915,728)
Total stockholders’ equity	219,669,902	59,508,558
Total liabilities and stockholders’ equity	$247,217,570	$83,352,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$12,894,344	$6,133,580	$32,095,132	$17,653,058
General and administrative	2,546,807	2,255,617	8,720,161	7,480,461
Loss from operations	(15,441,151)	(8,389,197)	(40,815,293)	(25,133,519)
Other income (expense):
Interest income	59,306	5,215	122,732	287,025
Interest expense	(413,110)	(489,191)	(1,329,166)	(1,415,055)
Total other income (expense), net	(353,804)	(483,976)	(1,206,434)	(1,128,030)

Net loss	$(15,794,955)	$(8,873,173)	$(42,021,727)	$(26,261,549)
Net loss per share - basic and diluted	$(0.27)	$(0.23)	$(0.80)	$(0.81)
Weighted average common shares outstanding - basic and diluted	58,019,099	37,796,946	52,688,846	32,395,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(15,794,955)	$(8,873,173)	$(42,021,727)	$(26,261,549)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	—	(4,754)	—	(5,866)
Total other comprehensive loss	$—	$(4,754)	$—	$(5,866)
Comprehensive loss	$(15,794,955)	$(8,877,927)	$(42,021,727)	$(26,267,415)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	38,667,491	$38,667	$296,385,619	$—	$(236,915,728)	$59,508,558
Stock-based compensation	—	—	5,186,689	—	—	5,186,689
Release of restrictions on Helio founders’ shares	106,182	106	(106)	—	—	—
Issuance of common stock in connection with Helio Vision, Inc. acquisition milestone	246,562	247	2,499,744	—	—	2,499,991
Issuance of common stock, net of issuance costs	18,091,947	18,092	189,793,519	—	—	189,811,611
Issuance of common stock, exercise of stock options	634,214	634	4,622,617	—	—	4,623,251
Issuance of common stock, employee stock purchase plan	12,092	12	61,517	—	—	61,529
Issuance of common stock, vested restricted stock awards	286,944	287	(287)	—	—	—
Net loss	—	—	—	—	(42,021,727)	(42,021,727)
Balance, September 30, 2021	58,045,432	$58,045	$498,549,312	$—	$(278,937,455)	$219,669,902

Balance, December 31, 2019	28,656,832	$28,657	$247,409,793	$5,866	$(199,361,999)	$48,082,317
Stock-based compensation	—	—	5,453,520	—	—	5,453,520
Release of restrictions on Helio founders’ shares	237,834	238	(238)	—	—	—
Issuance of common stock, net of issuance costs	9,351,749	9,352	40,707,191	—	—	40,716,543
Issuance of common stock, exercise of stock options	219,244	219	1,058,297	—	—	1,058,516
Issuance of common stock, employee stock purchase plan	30,254	30	126,936	—	—	126,966
Issuance of common stock, vested restricted stock awards	135,796	136	(136)	—	—	—
Other comprehensive loss	—	—	—	(5,866)	—	(5,866)
Net loss	—	—	—	—	(26,261,549)	(26,261,549)
Balance, September 30, 2020	38,631,709	$38,632	$294,755,363	$—	$(225,623,548)	$69,170,447

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated Other
	Shares	Amount	Additional Paid-in Capital	Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2021	57,997,345	$57,997	$496,764,448	—	$(263,142,500)	$233,679,945
Stock-based compensation	—	—	1,721,134	—	—	1,721,134
Release of restrictions on Helio founders’ shares	35,784	36	(36)	—	—	—
Issuance of common stock, exercise of stock options	2,997	3	12,121	—	—	12,124
Issuance of common stock, employee stock purchase plan	9,306	9	51,645	—	—	51,654
Net loss	—	—	—	—	(15,794,955)	(15,794,955)
Balance, September 30, 2021	58,045,432	$58,045	$498,549,312	$—	$(278,937,455)	$219,669,902

Balance, June 30, 2020	32,997,346	$32,997	$269,502,290	$4,754	$(216,750,375)	$52,789,666
Stock-based compensation	—	—	1,757,479	—	—	1,757,479
Release of restrictions on Helio founders’ shares	35,783	36	(36)	—	—	—
Issuance of common stock, net of issuance costs	5,377,681	5,378	22,440,677	—	—	22,446,055
Issuance of common stock, exercise of stock options	204,796	205	997,892	—	—	998,097
Issuance of common stock, vested restricted stock awards	16,103	16	57,061	—	—	57,077
Other comprehensive loss	—	—	—	(4,754)	—	(4,754)
Net loss	—	—	—	—	(8,873,173)	(8,873,173)
Balance, September 30, 2020	38,631,709	$38,632	$294,755,363	$—	$(225,623,548)	$69,170,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,021,727)	$(26,261,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,123,554	5,453,520
Non-cash interest expense	326,672	424,516
Net amortization of premium on debt securities available for sale	—	(91,231)
Depreciation and amortization expense	202,909	217,806
Change in assets and liabilities:
Prepaid expenses and other current assets	(202,304)	(212,823)
Accounts payable	86,294	(684,402)
Accrued expenses and other liabilities	4,506,394	(8,022,095)
Net cash used in operating activities	(30,978,208)	(29,176,258)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	(7,806)	—
Purchases of marketable securities	—	(5,776,090)
Sales and maturities of marketable securities	—	34,800,000
Net cash (used in) provided by investing activities	(7,806)	29,023,910
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	189,811,611	40,716,543
Proceeds from exercise of stock options	4,623,251	1,058,516
Proceeds from employee stock purchase plan	61,529	126,966
Net cash provided by financing activities	194,496,391	41,902,025
NET INCREASE IN CASH AND CASH EQUIVALENTS	163,510,377	41,749,677
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77,858,311	44,425,830
CASH AND CASH EQUIVALENTS, END OF PERIOD	$241,368,688	$86,175,507
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,011,000	$1,042,708
SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Common stock issued in connection with Helio Vision, Inc. acquisition milestone	$2,499,991	$—

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

The financial information as of September 30, 2021, and the three and nine months ended September 30, 2021 and 2020, respectively, is unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2020 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, the Company believes that its cash and cash equivalents, as of September 30, 2021, will be sufficient to fund currently projected operating expenses through the end of 2023, including potential new drug application (“NDA”) submissions; initial commercialization of reproxalap, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete the Company’s clinical trials may be delayed. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the Food and Drug Administration ("FDA"). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the nine months ended September 30, 2021, as compared to the those identified in the 2020 Form 10-K.

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

3. Helio Vision Acquisition

On January 28, 2019 (the “Closing Date”), the Company acquired Helio Vision, Inc. (“Helio”). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares are subject to vesting based on continued service to the Company over three years from the Closing Date, of which, 92% are vested as of September 30, 2021. The Company recognizes the expense associated with the founders’ restricted shares as research and development compensation expense on a straight-line basis as the shares vest over the three-year period. For the nine months ended September 30, 2021 and September 30, 2020, the Company recorded $0.9 million and $1.0 million of research and development compensation expense, respectively, for the founders’ restricted shares.

In January 2021, pursuant to the terms of the acquisition agreement, the Company issued 246,562 shares of its common stock to the former securityholders of Helio (the "January Shares"). In addition, the Company, subject to the conditions of the acquisition agreement, is contingently obligated to make additional payments to the former securityholders of Helio as follows:(a) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the Closing Date; and (b) $2.5 million of common stock following FDA approval of a new drug application for an indication (other than proliferative vitreoretinopathy) prior to the 12th anniversary of the Closing Date (the shares of common stock issuable pursuant to the preceding clauses (a) and (b) are referred to herein as the “Milestone Shares”), provided that in no event shall the Company be obligated to issue more than an aggregate of 5,248,885 shares of common stock. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), from inception of the Milestone Shares through September 30, 2021. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (“ASC 450”) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to make additional payment(s) becomes probable. At that time, the Company will record the cost of the Milestone Shares issued to the founders as compensation expense and to the Helio non-founders as IPR&D expense if there is no alternative future use. At December 31, 2020, the issuance of the January Shares was considered probable and $2.5 million was accrued as contingent consideration payable in stock and the Company recorded $1.8 million to IPR&D (the “Milestone IPR&D”), which included a $0.5 million income tax benefit, and $1.2 million of compensation expense related to these January Shares, which amounted to 246,562 shares and were issued during the quarter ended March 31, 2021. No other milestones related to the remaining Milestone Shares are probable of being achieved as of September 30, 2021.

4. NET LOSS PER SHARE

As of September 30, 2021 and 2020, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three and Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	4,562,870	4,889,685
Restricted stock units	501,254	929,817
Nonvested founder shares (1)	46,674	188,638
Total of common stock equivalents	5,110,798	6,008,140

(1) Represents 46,674 and 188,638 shares of common stock that are issued and outstanding but that were subject to future vesting based on service requirements at September 30, 2021 and 2020, respectively, and are, accordingly, not included in stockholders’ equity.

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents, were comprised of:

	September 30, 2021
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents
Cash	$111,966,754	$—	$—	$111,966,754	$111,966,754
Money market funds	4,401,934	—	—	4,401,934	4,401,934
Reverse repurchase agreements	125,000,000	—	—	125,000,000	125,000,000
Total Cash and cash equivalents	$241,368,688	$—	$—	$241,368,688	$241,368,688

	December 31, 2020
	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents
Cash	$23,494,920	$—	$—	$23,494,920	$23,494,920
Money market funds	29,363,391	—	—	29,363,391	29,363,391
Reverse repurchase agreements	25,000,000	—	—	25,000,000	25,000,000
Total Cash and cash equivalents	$77,858,311	$—	$—	$77,858,311	$77,858,311

There were no marketable securities held at September 30, 2021 or December 31, 2020.

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

There were no liabilities measured at fair value at September 30, 2021 or December 31, 2020.

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

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of:

	September 30,	December 31,
	2021	2020
Deferred research and development expenses	$4,532,903	$4,793,794
Miscellaneous prepaid expenses and other current assets	870,358	407,163
Total prepaid expenses and other current assets	$5,403,261	$5,200,957

8. ACCRUED EXPENSES

Accrued expenses were comprised of:

	September 30,	December 31,
	2021	2020
Accrued compensation	$2,078,896	$1,323,138
Contingent consideration payable in stock	—	2,500,000
Accrued research and development expenses	8,644,036	3,944,094
Accrued general and administrative expenses	529,143	367,533
Total accrued expenses	$11,252,075	$8,134,765

9. CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Hercules Capital, Inc. (“Hercules”). In March 2019, the Company entered into a Loan and Security Agreement with Hercules and several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to as “Lender”), providing for a term loan of up to $60.0 million, subject to the satisfaction of certain conditions contained therein, that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property (the “Loan and Security Agreement” or the “Hercules Credit Facility”). The Loan and Security Agreement provided for (i) an initial term loan advance of up to $5.0 million at the Company’s option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019 (the “2019 Tranche”), March 31, 2020 (the “2020 Tranche”), and March 31, 2021 (the “2021 Tranche”); and (iii) a final additional term loan advance (the “Fourth Loan Tranche”) of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. The 2019 Tranche was drawn down in full by the Company in September 2019 and the 2020 Tranche and 2021 Tranche expired unutilized prior to the Company satisfying the funding conditions for such tranche. On April 20, 2021, the Company entered into the First Amendment (the “First Amendment”) to the Loan and Security Agreement with Hercules. The First Amendment, among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to June 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement from the greater of (a) 9.10% and (b) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10% to the greater of (x) the Prime Rate (as defined therein) plus 3.10% or (y) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, commences upon expiration of the interest-only period and continues through October 1, 2023 (the “Maturity Date”). The First Amendment was determined to be a modification in accordance with FASB ASC Topic 470, Debt and did not result in extinguishment.

Associated with this debt facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and is required to pay a fee (the “End of Term Charge”) of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity. The fees, transaction costs, and the End of Term Charge are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. The effective interest rate was 10.8% at September 30, 2021. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement, including a prepayment charge equal to 1.5% of the principal amount being prepaid.

Following the effective time of the First Amendment and as of September 30, 2021, an aggregate of $35 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15 million of which was funded prior to the date of the First Amendment.

Long-term debt consisted of the following:

	September 30,	December 31,
	2021	2020
Term loan payable	$15,000,000	$15,000,000
End of term charge	651,139	445,464
Unamortized debt issuance costs	(230,235)	(351,232)
Less: current portion	—	(3,659,776)
Total long-term debt	$15,420,904	$11,434,456

Future principal payments, including the End of Term Charge, are as follows:

Years Ending
December 31,
2021	$—
2022	—
2023	16,042,500
Total	$16,042,500

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of September 30, 2021, the Company was in material compliance with all covenants of the Hercules Credit Facility. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

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

In March 2021, the Company entered into an Open Market Sales Agreement SM (“2021 Jefferies Sales Agreement”) with Jefferies, as sales agent, pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. The Company has no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of September 30, 2021.

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

In assessing the realizability of net deferred taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), the Company considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. Based on the weight of available evidence, primarily the incurrence of net losses since inception, anticipated net losses in the near future, reversals of existing temporary differences, and expiration of various federal and state attributes, the Company does not consider it more likely than not that some or all of the net deferred taxes will be realized. Accordingly, a 100% valuation allowance has been applied against net deferred taxes.

Under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2017, the Company believes it underwent three ownership changes, however, management believes there are sufficient “Built-In-Gains” to offset any Section 382 limitation generated by such ownership changes. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause its existing tax attributes to incur additional limitations.

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

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted in the United States on March 27, 2020. CARES includes several income tax provisions such as NOL carryback and carryforward benefits and other tax deduction benefits. As noted previously, the Company’s U.S. deferred tax asset has a full valuation, accordingly these NOL and other benefit provisions have no impact on the Company’s financial statements for the period ended September 30, 2021.

12. STOCK-BASED COMPENSATION

The Company has two equity incentive plans that provide for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors, and consultants of the Company with a generally prescribed contractual term of ten years. As of September 30, 2021, there were 3,104,303 shares of common stock available for grant under the Company’s equity incentive plans.

In 2019 and 2020 the Company granted performance cash awards. The performance cash awards vest in four annual installments from the date of grant and entitle the employees to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of the Company’s common stock exceeds the base value. As of September 30, 2021, $1.3 million was accrued as compensation expense for vested performance cash awards.

The Company recognizes stock-based compensation expense over the requisite service period. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans and Helio founders’ shares are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$696,419	$1,236,902	$3,069,591	$3,429,592
General and administrative expenses	721,917	520,577	3,053,963	$2,023,928
Total stock-based compensation expense	$1,418,337	$1,757,479	$6,123,554	$5,453,520

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2020	4,608,311	$5.73
Granted	905,169	$11.60
Exercised	(634,214)	$7.29
Forfeitures	(316,396)	$5.23
Outstanding at September 30, 2021	4,562,870	$6.71	6.92	$11,998,176
Exercisable at September 30, 2021	2,976,765	$5.81	5.93	$9,144,100

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2021 of $8.78 and the per share exercise price of the underlying options.

As of September 30, 2021, unamortized stock-based compensation for all stock options outstanding was $8,315,227 and is expected to be recognized over a weighted average period of 2.56 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to RSUs for the nine months ended September 30, 2021:

Number of Shares
Outstanding at December 31, 2020	927,189
Granted	46,619
Cancelled	(185,610)
Vested	(286,944)
Outstanding at September 30, 2021	501,254

The weighted-average fair value of RSUs granted was $11.71 per share for the nine months ended September 30, 2021. As of September 30, 2021, the outstanding RSUs had unamortized stock-based compensation of $2.0 million with a weighted-average remaining recognition period of 2.07 years and an aggregate intrinsic value of $4.4 million.

Employee Stock Purchase Plan

At September 30, 2021, the Company had 1,233,557 shares available for issuance under the 2016 Employee Stock Purchase Plan (“2016 ESPP”). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Nine Months Ended September 30,
	2021	2020
Weighted-average grant-date fair value per share	$4.27	$1.58
Total stock-based compensation expense	$36,212	$37,604

13. LEASES

The Company currently leases an office used to conduct business. The exercise of lease renewal options is at the Company’s discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. In August 2021, the Company entered into a lease amendment extending the lease by 18 months through June 30, 2023, which had an immaterial impact to the balance sheet as of September 30, 2021.

As of September 30, 2021, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.4 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of September 30, 2021 is 9.1%. The weighted average lease term as of September 30, 2021 is 1.75 years. The operating lease expense for the nine months ended September 30, 2021 was $0.2 million. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of September 30, 2021 is as follows:

2021 remaining total lease payments	$441,835
Less: effect of discounting	(35,078)
Present value of lease liabilities	$406,757

Current operating lease liabilities	$222,158
Non-current operating lease liabilities	184,599
Total	$406,757

The Company’s gross future minimum payments under all non-cancelable operating leases as of September 30, 2021, are:

	Total	2021	2022	2023	2024
Operating lease obligations	$441,835	$60,782	$252,477	$128,576	$—

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

Overview

Aldeyra Therapeutics, Inc., including its wholly-owned subsidiaries (we, us, or the Company), is a clinical-stage biotechnology company devoted to developing and commercializing next-generation medicines to improve the lives of patients with immune-mediated diseases.

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

In March 2021, we entered into an Open Market Sales Agreement SM (“2021 Jefferies Sales Agreement”) with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of September 30, 2021.

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

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been drawn-down as of September 30, 2021. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of September 30, 2021, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

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

General and administrative expenses

During the nine months ended September 30, 2021 and 2020 our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums and professional fees for auditing, tax, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintain compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity from transactions and other events and/or circumstances from non-owner sources. For the nine months ended September 30, 2021, comprehensive loss is equal to our net loss of $42.0 million and no unrealized loss on marketable securities. For the nine months ended September 30, 2020, comprehensive loss is equal to our net loss of $26.3 million and an unrealized loss on marketable securities of approximately $5.9 thousand.

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

There were no changes to our critical accounting policies during the nine months ended September 30, 2021, including estimates, assumptions, and judgments as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2020 Annual Report.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, on all aspects of our business, including how the pandemic continues to impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations. For example, patient enrollment in our adaptive trial in proliferative vitreoretinopathy ("GUARD") continues to be negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the nine months ended September 30, 2021, we are unable to predict the ultimate impact that the pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, including the emergence and spread of variants of COVID-19, such as the delta variant, and actions by government authorities to contain the outbreak. Furthermore, the impact of a potential worsening of global economic conditions and the effects of the continued disruptions to and volatility in the financial markets remain unknown.

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

Three Months Ended September 30, 2021 compared to three months ended September 30, 2020

Research and development expenses. Research and development expenses were $12.9 million for the three months ended September 30, 2021, compared to $6.1 million for the three months ended September 30, 2020. The increase of $6.8 million is primarily related to the increase in our clinical research and development expenditures and consulting costs, partially offset by decreases in personnel related costs, including stock-based compensation, and manufacturing activities.

General and administrative expenses. General and administrative expenses were $2.5 million for the three months ended September 30, 2021, compared to $2.3 million for the three months ended September 30, 2020. The increase of $0.2 million is primarily due to an increase in miscellaneous administrative costs.

Other income (expense). Total other income (expense), net, was $(0.4) million and $(0.5) million for the three months ended September 30, 2021 and 2020, respectively and was principally comprised of interest income and interest expense for both periods.

Nine Months Ended September 30, 2021 compared to nine months ended September 30, 2020

Research and development expenses. Research and development expenses were $32.1 million for the nine months ended September 30, 2021, compared to $ 17.7 million for the nine months ended September 30, 2020. The increase of $14.4 million is primarily related to increases in our clinical research and development expenditures and consulting costs, partially offset by decreases in personnel related costs, including stock-based compensation, and manufacturing activities.

General and administrative expenses. General and administrative expenses were $8.7 million for the nine months ended September 30, 2021, compared to $ 7.5 million for the nine months ended September 30, 2020. The increase of $1.2 million is primarily related to increases in personnel related costs, including stock-based compensation, and legal and insurance costs.

Other income (expense). Total other income (expense), net was $(1.2) million and $(1.1) million for the nine months ended September 30, 2021 and September 30, 2020, respectively and was principally comprised of interest income and interest expense for both periods.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At September 30, 2021, we had total stockholders’ equity of approximately $219.7 million, and cash and cash equivalents of $241.4 million. During the nine months ended September 30, 2021, we had a net loss of approximately $42.0 million. We expect to generate operating losses for the foreseeable future.

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

In March 2021, we entered into an Open Market Sales Agreement SM (“2021 Jefferies Sales Agreement”) with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of September 30, 2021.

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

In March 2019, we entered into the Hercules Credit Facility (“The Loan and Security Agreement”), pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan and Security Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (the “2019 Tranche”), March 31, 2020 (the “2020 Tranche”), and March 31, 2021 (the “2021 Tranche”); and (iii) a final additional term loan advance (the “Fourth Loan Tranche”) of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche and the 2021 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. As of September 30, 2021, we had not satisfied the funding conditions for the Fourth Loan Tranche. On April 20, 2021, we entered into the First Amendment (the “First Amendment”) to Loan and Security Agreement with Hercules. The First Amendment among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement to the greater of (a) the Prime Rate plus 3.10% or (b) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023.

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of September 30, 2021, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

Following the effective time of the First Amendment, an aggregate of $35 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15 million of which was funded prior to the date of the First Amendment.

Based on our current operating plan, we believe that our cash and cash equivalents, as of September 30, 2021, will be sufficient to fund currently projected operating expenses through the end of 2023, including potential NDA submissions; initial commercialization of reproxalap, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities, commercialize our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(30,978,208)	$(29,176,258)
Net cash (used in) provided by investing activities	(7,806)	29,023,910
Net cash provided by financing activities	194,496,391	41,902,025
Net increase in cash and cash equivalents	$163,510,377	$41,749,677

Operating Activities. Net cash used in operating activities was $31.0 million for the nine months ended September 30, 2021, compared to net cash used in operating activities of $29.2 million for the same period in 2020. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the nine months ended September 30, 2021 as compared to 2020 was principally comprised of changes in accrued expenses, due to the timing of payments for research and development expenses, and an increase in our net loss, primarily from research and development activities, for the nine months ended September 30, 2021 compared to the same period in 2020.

Investing Activities. Net cash used in investing activities was $7.8 thousand for the nine months ended September 30, 2021, and $29.0 million provided by investing activities for the nine months ended September 30, 2020. There were no significant investing activities for the nine months ended September 30, 2021. The primary source of net cash provided by investing activities was the sales and maturities, and purchases of marketable securities for the nine months ended September 30, 2020.

Financing Activities. Net cash provided by financing activities was $194.5 million for the nine months ended September 30, 2021, compared to $41.9 million for the nine months ended September 30, 2020. The net cash provided by financing activities for the nine months ended September 30, 2021 was primarily related to the January and May 2021 public offerings, under which we sold an aggregate of 18.1 million shares of our common stock with net proceeds of $189.8 million after deducting commissions and other offering costs. In addition, we received $4.6 million from the proceeds from the exercise of stock options during the nine months ended September 30, 2021. The net cash provided by financing activities for the nine months ended September 30, 2020 was primarily related to the 2018 Jefferies Sales Agreement, under which we sold an aggregate of 9,351,749 shares of our common stock with net proceeds of $40.7 million after deducting commissions and other offering costs.

Off-Balance Sheet Arrangements

Through September 30, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our exposure to market risk is currently confined to our cash, our cash equivalents, our marketable securities (if any), and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents, and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 8.60% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of September 30, 2021, $15.0 million was outstanding under the Hercules Credit Facility.

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA, and even fewer are approved for commercialization. We are currently planning to submit NDAs to the FDA for reproxalap in dry eye disease and allergic conjunctivitis by early 2022, assuming positive clinical trial results. Even if our trials are successful, we can provide no assurances that the FDA will accept these NDAs for review. Moreover, even if FDA does accept our NDAs for review, there can be no assurance that FDA will agree with our interpretation of the data, that FDA will not require us to conduct additional clinical trials or provide additional data, or that FDA will approve our NDAs in a timely fashion, or at all.

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

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. Based on our discussions with and our interpretation of feedback from the FDA, as well as run-in cohort data from the TRANQUILITY trial, we currently plan to submit an NDA to the FDA for reproxalap for the potential treatment of dry eye disease by early 2022, subject to positive clinical trial results. There can be no assurance that we can prepare and submit an NDA in a timely manner or at all. We have limited experience in preparing, filing, and pursuing applications necessary to gain regulatory approvals. The preparation of an NDA requires a great deal of effort and expertise, and if we do not secure the necessary resources and hire and retain personnel having the requisite expertise to prepare and submit the NDA, the filing of the NDA would be delayed. Further, if an NDA is submitted by the company, there can be no assurance that it will be accepted for filing by the FDA. If the FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a “refuse to file” notice. The FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. The FDA could also require that we conduct additional studies and submit that data before it will reconsider our application, which would require us to expend more resources than we planned or that are available to us, and could substantially delay any approval of our application. If the FDA is not satisfied with data included in our NDA, we may need to expend additional resources or conduct additional studies, including clinical trials, to obtain data that the FDA believes is sufficient. It is also possible that additional studies may not suffice to make our application approvable. Even if the NDA is accepted for filing by the FDA, there can be no assurance that it would be approved in a timely manner or at all.

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

Because, as of September 30, 2021, we only had 11 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial and development programs for reproxalap and our other product candidates. Net loss for the nine months ended September 30, 2021 and 2020 was approximately $42.0 million and $26.3 million, respectively. As of September 30, 2021, we had total stockholders’ equity of $219.7 million and an accumulated deficit of $278.9 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from our general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, and, if reproxalap or any of our other product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

Our management has broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, management’s ultimate use of cash and cash equivalents may vary substantially from the currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. We expect to use our cash and cash equivalents to: fund our planned clinical trials of reproxalap and our other product candidates, fund potential NDA submissions, fund an initial commercialization of reproxalap, if approved, develop other molecules that relate to immune-mediated disease, pursue regulatory approval for our product candidates, service our debt obligations, and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations. For example, patient enrollment, in our GUARD trial, continues to be negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. While COVID-19 did not have a material adverse effect on our reported results for the three and nine months ended September 30, 2021, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.

We have experienced operational interruptions as a result of the COVID-19 pandemic, with certain of our employees electing to work remotely to avoid spread of the disease. Our offices are currently open as allowed under state and local orders. While we have implemented what we believe to be a reasonable protocol to ensure the safety and wellbeing of employees returning to the office, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. A prolonged pandemic, or the threat thereof, could result in lower productivity, voluntary closure of our office, and other disruptions to our business. We may also incur additional costs to remedy damages caused by business disruptions, including clinical trial delays or interruptions. Any of these could have a material adverse effect on our business, financial condition or results of operations.

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
•
a safety concern or signal may arise that triggers a clinical hold;
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
•
a competitor product may have patent protection or some type of market exclusivity that delays approval of our product;
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

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, as product candidates proceed through development, the trial designs may often be different and may need to evolve and change from phase to phase or within the same phase or same trial, in the case of an adaptive trial design; the vehicles or controls may be modified from trial to trial; and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. Success in run-in cohorts, earlier clinical trials or clinical trials focused on a different indication does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through other phases of clinical testing. In addition, discussions with regulatory bodies, such as the FDA, may lead to changes in trial designs or programs. Companies frequently suffer significant setbacks in advanced clinical trials, even after run-in cohorts or earlier clinical trials have shown promising results. For instance, in June 2019, we discontinued our noninfectious anterior uveitis program following the announcement of results from the SOLACE Trial. Moreover, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

We could also face challenges in designing clinical trials and obtaining regulatory approval of our product candidates due to the lack of historical clinical trial experience for novel classes of therapeutics. Thus, it is difficult to determine whether regulatory agencies will be receptive to the approval of our product candidates, and to predict the time and costs associated with obtaining regulatory approvals. The clinical trial requirements of the FDA and other regulatory agencies and the criteria regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and require more time and trial data than for other, better known or more extensively studied classes of product candidates. In addition, it is possible that, as regulatory bodies gain more familiarity with our type of products by reviewing competitor candidates, those agencies could impose new conditions on our products that we did not expect. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for our product candidates, would have an adverse impact on our business, prospects, financial condition, and results of operations.

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

We are performing an adaptive trial in proliferative vitreoretinopathy. For the reasons stated above, detailed results from the initial part of the GUARD trial may not be disclosed until the completion of subsequent parts of the trials, or until the entire adaptive trial has completed. Further, the initial parts of adaptive trials may be performed in part to assess biomarkers or surrogate markers that may require substantial time to generate, analyze, and interpret. Thus, disclosure of clinical results from the initial parts of adaptive trials may also be delayed due to the time required for biomarker or surrogate marker assessment.

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
•
import alert or detentions that prevent shipment of clinical trial material reaching clinical sites;
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

Unacceptable adverse events caused by any of our product candidates that we or others advance into clinical trials could cause us or regulatory authorities to interrupt, delay, or halt clinical trials, impose a clinical hold, and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This in turn could prevent us from completing development or commercializing the affected product candidate and generating revenue from its sale.

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

After the completion of our clinical trials, assuming the results of the trials are successful, and the submission of an NDA, we cannot predict whether or when we will obtain regulatory approval to commercialize reproxalap or our other product candidates and we cannot, therefore, predict the timing of any future revenue. We cannot commercialize reproxalap or our other product candidates until the appropriate regulatory authorities have reviewed and approved the applicable applications. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for reproxalap or our other product candidates. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials, and FDA regulatory review. If marketing approval for reproxalap or our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected. Such delay could occur because a competitor product is approved before our product and secures patent protection, market exclusivity or both, and precludes our product approval for a number of years.

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

The FDA has the authority to require a risk evaluation and mitigation strategy (“REMS”) plan as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, and requiring treated patients to enroll in a registry.

In addition, if reproxalap or any of our other product candidates is approved, our product labeling, advertising, and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The government has also entered into consent decrees and Corporate Integrity Agreements under which specified promotional conduct is changed or curtailed.

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

In addition, because the active ingredient of ADX-2191 (methotrexate) is a generic drug, a generic manufacturer may be able to develop and market a competitive intravitreal formulation of methotrexate unless commercial exclusivity is mandated via certain orphan drug designations or by other means. Generic drug competition would have a material and adverse effect on the commercial potential of ADX-2191. Further, our ability to successfully commercialize ADX-2191, if approved, depends on a number of additional factors, including but not limited to, the level of enforcement by the FDA to ensure that compounded copies of commercially available FDA-approved products manufactured by compounding pharmacies, including compounded copies of ADX-2191, that may be in violation of the federal Drug Quality and Security Act (“DQSA”) and other relevant provisions of the United States Federal Food, Drug, and Cosmetic Act, are not produced and dispensed to patients.

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

If the market opportunities for reproxalap and our other product candidates are smaller than we believe they are and, if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.

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

The FDA designates orphan drug designation status to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Drugs that receive an orphan drug designation do not require prescription drug user fees at the time of marketing application, may qualify the drug development sponsor for certain tax credits, and can be marketed without generic competition for seven years. In April 2018, ADX-2191 received orphan drug designation from the FDA for the prevention of proliferative vitreoretinopathy and, in June 2020, ADX-2191 was designated an orphan medicinal product by the European Commission for the treatment of retinal detachment. In July 2021, ADX-2191 received orphan drug designation from the FDA for both the treatment of PVRL and retinitis pigmentosa ("RP"). In addition, it may be difficult or impossible to obtain from the FDA orphan drug designation or a designation that facilitates and expedites development and review of certain new drugs, including breakthrough therapy designation, fast track designation, or any other expedited status that we may apply for in the future, for reproxalap or our other product candidates. We cannot guarantee that we will be able to receive breakthrough therapy or fast-track designation from the FDA for reproxalap or our other product candidates. If we are unable to secure breakthrough therapy designation or fast-track designation for reproxalap or our other product candidates, our regulatory and commercial prospects may be negatively impacted. In addition, orphan drug designation does not guarantee FDA approval and, if a competitor obtains approval before we do, our drug approval could be blocked by any patent protection or exclusivity the competitor product obtains.

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

Any adverse developments affecting manufacturing operations for our products, including as a result of the COVID-19 pandemic or responses taken thereto, may result in shipment delays; inventory shortages; lot failures; product withdrawals, recalls, approvals; or other interruptions in the supply of our products. We may also have to account for inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

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

If we and any of our future development partners are successful in commercializing our products, the FDA and foreign regulatory authorities will require that we and any of our future development partners report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our future development partners may fail to report adverse events we become aware of within the prescribed timeframe or to perform inadequate investigations of their causes. We and any of our future development partners may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we and any of our future development partners fail to comply with our reporting obligations, the FDA or a foreign regulatory authority could take enforcement action including the issuance of a Warning Letter, the requirement of a labeling change, the initiation of a criminal prosecution, the imposition of civil monetary penalties, the seizure of our products, or delay in approval or clearance of future products.

Risks Related to our Reliance on Third Parties

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of reproxalap and our other product candidates.

As of September 30, 2021, we had only 11 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

As of September 30, 2021, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 35% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 1, 2020, and incorporated herein by reference).

10.1	Third Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of August 12, 2021.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aldeyra Therapeutics, Inc.

October 28, 2021	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

October 28, 2021	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)