Form 10-K
period 2021-12-31
Aldeyra Therapeutics, Inc.
filed 2022-03-17
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $648,685,384, based on the closing price of the registrant’s Common Stock, as reported by The Nasdaq Capital Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2022 there were 58,098,965 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2022 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Aldeyra Therapeutics, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

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
•
delay in or failure to obtain regulatory approval of our product candidates, including as a result of the U.S. Food and Drug Administration (FDA) not accepting our regulatory filings or requiring additional clinical trials or data prior to review or approval of such filings;
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
•
uncertainty as to our ability to commercialize (alone or with others) and obtain reimbursement for our product candidates following regulatory approval, if any;
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

•
political, economic, legal, social and health risks, including the recent COVID-19 pandemic and subsequent public health measures, and war or other military actions, that may affect our business or the global economy
•
regulatory developments in the United States and foreign countries;
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

INDUSTRY AND MARKET DATA

We obtained the industry, market and certain other data used throughout this annual report on Form 10-K from our own internal estimates and research, as well as from industry and general publications, surveys and studies conducted by third parties. Internal estimates are derived from publicly-available information released by industry analysts and third-party sources, our internal research, and our industry experience, and are based on assumptions made by us based on such data and our knowledge of our industry and market, which we believe to be reasonable. In addition, while we believe the industry, market, and other data included in this annual report on Form 10-K are reliable and based on reasonable assumptions, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. These and other factors could cause results to differ materially from those expressed in the estimates made by independent parties and by us.

ITEM 1. BUSINESS

Overview

We are a biotechnology company devoted to discovering and developing innovative therapies designed to treat immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease (DED) and allergic conjunctivitis (AC). We have additional product candidates in development for autoimmune diseases and other immune-mediated disease, as well as for proliferative vitreoretinopathy (PVR) and other retinal diseases. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

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

Our clinical product development pipeline is focused on immune-mediated ocular diseases and select systemic diseases, and encompasses two distinct biological mechanisms of action: reactive aldehyde species (RASP) modulation and dihydrofolate reductase inhibition. The immunological activity of our product candidates generally leads to diminished levels of pathological inflammation via down-regulation of immune cell activation or proliferation.

Our lead product candidate reproxalap is a RASP modulator that has been shown to diminish ocular inflammation, and has demonstrated statistically significant and clinically relevant improvements across a number of Phase 2 and Phase 3 clinical trials in DED and AC when administered topically to the eye as an ophthalmic solution. Additionally, in a Phase 1 clinical trial, ADX-629, a first-in-class orally available RASP modulator, was well-tolerated and no treatment-related adverse events were observed. Relative to subjects treated with placebo, reduction in the commonly described pro-inflammatory RASP malondialdehyde was observed in ADX-629 treated subjects. A growing body of clinical evidence supports the potential and relevance of RASP modulation as a new and differentiated mechanism of action. We have discovered and are developing additional RASP modulators. The RASP modulator platform represents a unique and novel pharmacologic approach that, unlike almost all drugs in use today, are designed to not directly inhibit or activate a particular protein but instead targets a family of small molecules that in turn affect the activity and structure of many proteins at once. RASP modulation, therefore, has the potential to down-regulate pro-inflammatory systems or groups of proteins, and may lead to multiple beneficial clinical effects while avoiding toxicity associated with single-target inhibition or activation.

As we continue to execute on our strategy of expanding our product candidate pipeline, we may license or acquire new immune-modulating approaches with novel therapeutic potential. In January 2019, we acquired Helio Vision, Inc. and thereby obtained rights to ADX-2191, a vitreous-compatible methotrexate formulation for intraocular injection, for the prevention of PVR, a serious sight-threatening retinal disease with no approved treatment, and primary vitreoretinal lymphoma (PVRL), a rare cancer with no approved treatment. In addition, in December 2016, we in-licensed the clinical-stage product candidate ADX-1612 (investigated in oncology under the name ganetespib), which inhibits the protein chaperome, a mechanistically differentiated approach for the potential treatment of inflammatory diseases.

Our active clinical programs include three unique product candidates, representing two distinct mechanisms of action across a number of different potential indications. All of our development plans and timelines are subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, funding, and other factors that could delay the initiation, completion, or reporting of clinical trials. As a result of the COVID-19 pandemic, clinical site availability, staffing, patient recruitment, and patient retention have been negatively affected and the timelines to complete our clinical trials may be delayed. Our pipeline, as of the date of filing this annual report on Form 10-K is illustrated below.

Product Candidate Development Pipeline

1Timing depends, in part, on restrictions related to the COVID-19 pandemic, the availability of clinical research facilities and staffing, the ability to recruit patients, and regulatory feedback.

2New Drug Application, or NDA submission requirements depend, in part, on clinical results and regulatory feedback.

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

Since our incorporation, we have devoted substantially all of our resources to the preclinical and clinical development of our product candidates. Our ability to generate revenues, if any, largely depends upon our ability, alone or with others, to complete development of and obtain regulatory approvals for our product candidates, and to successfully manufacture, market, and sell our product candidates. The results of our operations will vary significantly from year-to-year and quarter-to-quarter, and depend on a number of factors, including risks related to our business and industry, risks relating to intellectual property and other legal matters, risks related to our common stock, and other risks that are detailed in the section of this annual report on Form 10-K entitled “Risk Factors".

The Markets for Our Product Candidates

Dry Eye Disease and Allergic Conjunctivitis – Two Prevalent Diseases with Significant Comorbidity

The symptoms of DED - ocular pain, dryness, gritty sensation - and AC - ocular itching and tearing- are chronic and persistently disturbing, impacting quality of life and leading to loss of work and substantial economic burden. DED and AC are two of the most common diseases treated by ophthalmologists and optometrists, and physicians and patients regard therapy as inadequate in a substantial number of cases.

There are approximately 18 million DED patients diagnosed in the United States, but only three topical ocular drugs are approved for DED treatment, cyclosporine (0.05% as Restasis®, 0.05% generic cyclosporine, or 0.09% as CequaTM), lifitegrast (5% as Xiidra®), and loteprednol (0.25% as Eysuvis®). The activity of cyclosporine and lifitegrast has been observed to be minimal or lacking in the majority of patients, and weeks or months of treatment may be required to achieve even modest clinical benefit with over 60% of patients discontinuing treatment within 12 months of initiation. Loteprednol, a generically available corticosteroid, is indicated only for short-term treatment (up to two weeks) due to corticosteroid-associated toxicity, which includes increases in intraocular pressure that may lead to glaucoma, the development of cataracts, ocular infection, and other ocular morbidities.

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

Many patients manifest symptoms of both DED and AC, and differential diagnosis can be challenging for physicians. Approximately half of dry eye patients complain of itching, which is generally considered the result of allergy, and approximately half of AC patients complain of dryness, which is generally considered the result of DED. There are currently no United States Food and Drug Administration (FDA)-approved products that are indicated to treat both DED and AC. Neither cyclosporine nor lifitegrast have been approved for use in patients with AC, and antihistamines are known to exacerbate ocular dryness. Thus, we believe that no currently available drug for DED or AC is likely to be effective for the chronic treatment of the substantial number of patients who experience symptoms of both diseases.

By modulating RASP, which are elevated in a variety of inflammatory diseases, reproxalap represents a novel mechanism for diminishing ocular inflammation in DED and AC. In a number of Phase 2 and Phase 3 clinical trials in DED and AC reproxalap demonstrated consistent statistically significant and clinically relevant activity. We believe that reproxalap may have a commercially differentiated product profile versus currently approved drugs for each indication, having shown the potential for early and broad activity in DED, and durable activity in AC.

Based on the late-stage clinical trial results to date, discussed below, we believe reproxalap could offer differentiated efficacy relative to existing DED medications, particularly with regard to early onset of action and breadth of activity. Thus, our current expectation is that reproxalap could be priced similarly to, or at a premium to, currently marketed drugs for DED, which are generally priced in the range of $480 to $650 per month. The potential size of the DED market is substantial. We estimate there to be 39 million patients with DED in the United States, of which approximately 18 million are diagnosed. Assuming approximately one-half of diagnosed patients are candidates for prescription medication, and assuming approximately four months of therapy per year, the potential total addressable market for reproxalap therapy in DED is greater than $23 billion in the United States.

Contingent on the results of current and planned clinical trials in DED and AC, in addition to regulatory authority approval, we intend to commercialize reproxalap ophthalmic solution directly or through marketing partnerships.

Proliferative Vitreoretinopathy, Primary Vitreoretinal Lymphoma, and Other Retinal Diseases

PVR is a rare inflammatory disorder of the retina that leads to severe retinal scarring and blindness, and is the leading cause of failure of retinal reattachment surgery. Over 50% of PVR cases result in severe uncorrectable vision loss (visual acuity of 20/320 or worse), and 76% of PVR patients suffer from at least moderate uncorrectable vision loss. PVR occurs after up to 10% of surgeries for retinal detachment and 50% or more of surgeries for open globe injury. Based on the prevalence of primary retinal detachment, in addition to retinal detachment that occurs as a result of trauma, we estimate that there are, in aggregate, approximately 20,000 treatable cases of PVR in the United States, Europe, and Japan. By inhibiting cell growth and thereby diminishing scar formation, ADX-2191 has the potential to be the first FDA-approved drug for prevention of PVR. In April 2018, ADX-2191 received orphan drug designation from the FDA for the prevention of PVR and, in June 2020, ADX-2191 was designated an orphan medicinal product by the European Commission for the treatment of retinal detachment. In September 2019, ADX-2191 received fast track designation from the FDA for the prevention of PVR.

Primary vitreoretinal lymphoma (PVRL) is a rare, aggressive, high-grade cancer that arises in the vitreous and retina. An estimated 2,900 people in the United States suffer from PVRL, and approximately 600 new cases of PVRL are diagnosed in the United States per year. The median survival for newly diagnosed patients is less than five years. In January 2021, we received from the FDA preliminary written comments in preparation for a Pre-IND ("Investigational New Drug”) Type B meeting regarding ADX-2191 for the treatment of PVRL. We believe the comments indicated that submission of a New Drug Application (NDA) for ADX-2191 for the treatment of PVRL may be possible without performing clinical trials. In the first quarter of 2021, we held a teleconference with the FDA to discuss the preliminary written comments and clarify the ADX-2191 NDA submission requirements for the treatment of PVRL. In July 2021, ADX-2191 received orphan drug designation from the FDA for the treatment of PVRL. ADX-2191 has the potential to be the first drug approved to treat PVRL.

In addition to PVR and PVRL, the retina is susceptible to a variety of immune-mediated diseases, many of which are mediated by RASP. Inflammatory retinal disorders that involve RASP include both posterior and pan-uveitis, uveitis-associated macular edema, diabetic macular edema, and diabetic retinopathy. Separately, RASP and RASP-adducts accumulate in dry age-related macular degeneration, Stargardt Disease (juvenile dry age-related macular degeneration-like disease), and Sjögren-Larsson Syndrome-associated maculopathy. We believe that the number of patients affected by immune-mediated retinal disorders is considerable. In particular, during 2019 and 2020, the National Eye Institute estimated that diabetic retinopathy and age-related macular degeneration affected approximately 10 million people in the United States, and was projected to double to 20 million individuals by 2050. The global ophthalmic therapeutics market was approximately $21 billion in 2021 with therapies for retinal disorders (age-related, macular degeneration and diabetic macular edema) exceeding $11 billion. Therefore, we believe that the total market potential of RASP modulators for the treatment of retinal disease is substantial.

Immune-Mediated Systemic Diseases

Immune-mediated systemic diseases, such as autoimmune disease, are generally chronic conditions characterized by excessive and misdirected inflammatory responses. In aggregate, autoimmune diseases and related systemic inflammatory disorders represent in excess of 23 million individuals in the United States and collectively, prescription drug sales are expected to exceed $74 billion by 2022. In 2021, the three top selling drugs for these autoimmune conditions accounted for approximately $28 billion in sales.

Given the complex pathophysiology of systemic immune-mediated disorders, many of which are caused by a variety of pro-inflammatory mediators, therapy often requires combinations of drugs with distinct mechanisms of action. As such, we believe novel product candidates for immune-mediated diseases are in high demand.

Our RASP modulator platform represents a potential novel therapeutic approach for a variety of common systemic immune-mediated conditions. Because RASP appear to be involved in the generation and potentiation of inflammation in general, we believe the potential therapeutic applicability of RASP modulators is broad. We are not aware of any other company actively developing therapeutics that target RASP. In 2020, we announced the initiation of Phase 2 clinical trials of ADX-629, a first-in-class orally administered RASP modulator, for the treatment of COVID-19, atopic asthma, and psoriasis as part of a systematic strategy to assess activity across different types of immunological diseases. The Phase 2 clinical trials follow a successful Phase 1 clinical trial of ADX-629, in which ADX-629 was well-tolerated, no treatment-related adverse events were observed, and target engagement was evidenced by statistically lower RASP levels in drug-treated subjects relative to controls.

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

Many of our potential competitors have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for products and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product that we may commercialize, and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. Further, competitors with numerous approved products may be able to negotiate pricing and reimbursement that is more favorable than that which we may be able to achieve. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. In addition, the development of new treatment methods for the diseases we are targeting could render our products non-competitive or obsolete.

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

RASP Modulator Platform

A number of academic groups have published on the concept of reducing RASP levels, primarily by using compounds with amines (certain nitrogen-containing molecules) that react with RASP through a chemical process known as the Schiff base reaction. Various RASP-binding amines have been described, particularly carnosine (a naturally occurring dipeptide), which has other potential mechanisms of action unrelated to RASP. At least one group has published on the use of certain nitrogen-containing marketed products to temporarily bind retinaldehyde (a RASP) as a potential therapy for retinal disease. Schiff base reactions have also been mentioned as possible explanations for a portion of the activity of aminoguanidine, pyridoxamine, and possibly other non-proprietary amine-containing compounds that have been tested in clinical trials for diabetic nephropathy. However, the Schiff base reaction is reversible, and generally the substrates (precursors) and products of the reaction exist in equilibrium such that, at any point in time, the RASP substrate may be bound or unbound. In this way, Schiff base reactions alone represent temporary RASP binding, and likely lead to the relocation of RASP rather than the elimination or long-term modulation of RASP. We believe that reproxalap and chemically related product candidates that we have discovered are differentiated from the above approaches in that the chemical structures of our product candidates are novel, and the reaction with RASP has been observed to be essentially irreversible in vivo, which, we believe, may result in a more effective means of modulating RASP levels.

Other Immune-Modulating Pharmacotherapies

A myriad of new treatments have been or are being developed to treat inflammatory diseases, and have been used, or in theory could be used, for the treatment of the diseases that our product candidates are intended to target. Immune-modulating products include cytokine inhibitors, immune cell receptor inhibitors, complement inhibitors, phosphodiesterase inhibitors, and Janus kinase inhibitors. Companies that currently market such therapies include Abbvie, Inc., Johnson & Johnson, UCB Inc. and UCB S.A., Amgen, Inc., Bristol-Myers Squibb Co., Eli Lilly and Company, Novartis AG, Regeneron Pharmaceuticals, Inc., Roche, Sanofi, Takeda, AstraZeneca, GlaxoSmithKline, Merck, and Pfizer, Inc. Currently marketed products may manifest efficacy and safety advantages over our product candidates, and may be used to treat the diseases for which we are developing our product candidates.

Methotrexate, the active drug substance of ADX-2191, is generically available and has been used as a chemotherapeutic and immune modulating agent, and other formulations or application methods of methotrexate could be developed for the treatment of retinal diseases. Though not approved by the FDA for the treatment of retinal disease, such as PVRL and PVR, intraocular injection of intravenous methotrexate formulations is the de facto standard of care, and “off-label” methotrexate is now commonly administered for the treatment of PVRL. The off-label intraocular injection of intravenous methotrexate for retinal diseases is an example of a practice known as compounding. The disadvantages of compounding are significant, and include a risk of microbial contamination that can lead to severe ocular infection resulting in vision loss. Unlike compounded intravenous formulations, ADX-2191 is specifically formulated for intraocular injection such that drug concentration, density, pH, and tonicity have been designed to be compatible with the vitreous humor, the fluid in the back of the eye.

Competitive Product Candidates by Indication

We believe the primary competitors by indication with respect to our current programs in late stage-clinical testing are as follows:

Competitive Pharmaceuticals by Indication

Indication	Competitive Products
Dry Eye Disease

Topical immunomodulators, such as cyclosporine (0.05% as Restasis® or 0.09% as CequaTM) and lifitegrast (5% as Xiidra®); topical corticosteroids, such as loteprednol (0.25% as EysuvisTM); an intranasal spray, such as varenicline (0.03mg as TyrvayaTM), and other generic steroids; and artificial tear solutions

Allergic Conjunctivitis	Topical antihistamines and corticosteroids, which may be generic or sold over-the-counter; nonsteroidal anti-inflammatory drugs (NSAIDs); and mast cell stabilizers

Proliferative Vitreoretinopathy	Compounded intravenous methotrexate that is injected into the eye

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

Many drugs are in development for AC and DED. In addition, generic versions of Restasis® became available in the U.S. in March 2022. We believe that there are currently no drugs in development for both DED and AC; PVR; or PVRL. For the diseases we intend to study, there may be other developmental therapies of which we are not aware.

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

Clinical Trial Results and Development Plans

Prior to applying for marketing approval, our product candidates must satisfy regulatory authority requirements for safety and efficacy, including pivotal Phase 3 clinical assessment. Our active clinical programs with reproxalap have consistently demonstrated statistically and clinically significant efficacy, and have advanced to late-stage clinical testing. In addition, reproxalap has been observed to be well-tolerated and reported adverse events were generally mild in our clinical trials to date. Our material clinical results have been previously disclosed elsewhere in detail, and we encourage review of all of our clinical trial disclosures. All of our development plans and timelines are subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, funding, and other factors that could delay the initiation, completion, or reporting of clinical trials. As a result of the COVID-19 pandemic, clinical site availability, staffing, patient recruitment, and patient retention have been negatively affected and the timelines to complete our clinical trials may be delayed.

Dry Eye Disease

In September 2017, we announced that the results of a randomized, parallel-group, double-masked Phase 2a clinical trial of 0.1% and 0.5% topical ocular reproxalap demonstrated statistically and clinically relevant improvement from baseline in multiple signs and symptoms associated with dry eye disease in as soon as one week. In September 2018, we announced that the results of a randomized, vehicle-controlled, parallel-group, multi-center, double-masked Phase 2b clinical trial of 0.1% and 0.25% topical ocular reproxalap demonstrated statistically significant improvement over vehicle in ocular signs and symptoms associated with DED (Figure 1). Relative to patients treated with vehicle, patients treated with the 0.25% concentration of reproxalap demonstrated statistically significant and clinically relevant reductions in the Four-Symptom Ocular Dryness Score and the Overall Ocular Discomfort Symptom Score. For drug-treated patients, improvement greater than that of vehicle was consistently observed across all symptoms, and activity versus vehicle was evident as early as two weeks, the first assessment following initiation of therapy. The early onset of symptomatic improvement is consistent with the Phase 2a clinical trial of topical ocular reproxalap in DED, and is supportive of a differentiated product profile relative to standard of care. Patients treated with the 0.25% concentration of reproxalap also demonstrated reductions in ocular fluorescein staining score that were statistically superior to those of patients treated with vehicle.

Figure 1: Phase 2b Dry Eye Disease Clinical Trial Results for 0.25% Reproxalap

In April 2019, we initiated the RENEW Trial, an adaptive, two-part, multi-center, randomized, vehicle-controlled, double-masked, parallel-group Phase 3 trial of 0.25% topical ocular reproxalap compared to vehicle in patients with moderate to severe DED. The primary objective of RENEW Part 1 was to confirm dosing regimen, endpoints, and sample size for RENEW Part 2. In Part 1 of RENEW, 422 patients were randomized equally to receive either four-times-daily reproxalap or vehicle for twelve weeks (the constant dosing group) or four-times-daily reproxalap or vehicle for four weeks, followed by twice-daily reproxalap or vehicle for eight weeks (the induction-maintenance dosing group). In December 2019, we announced that, in the induction-maintenance dosing group, the RENEW co-primary endpoint of patient-reported visual analog scale (VAS) ocular dryness from Weeks 2 to 12 was achieved (p=0.0004) (Figure 2), and that activity was observed as early as one week after initiation of therapy (p=0.001) and was maintained until the end of the trial.

Figure 2: RENEW Part 1 Results – Co-Primary Symptom Endpoint for the Induction Maintenance Dosing Regimen

SEM = standard error of the mean; MMRM = mixed model repeated measures

In the induction-maintenance dosing group from Weeks 2 to 12, reproxalap was statistically superior to vehicle in VAS ocular endpoints for itching (p=0.03), foreign body sensation (p=0.004), discomfort (p=0.003), photophobia (p=0.004), and pain (p=0.03) (Figure 3). In the induction-maintenance dosing group from Weeks 2 to 12, reproxalap was also statistically superior to vehicle in Ocular Discomfort & 4-Symptom Questionnaire ocular endpoints for dryness (p=0.01), discomfort (p=0.03), burning (p=0.03), grittiness (p=0.003), and stinging (p=0.02). Although the improvement effect size of the co-primary endpoint of fluorescein nasal region ocular staining did not reach statistical significance, reproxalap was statistically superior to vehicle in reduction from baseline in the induction-maintenance dosing group from Weeks 1 to 4 of treatment (p=0.03), and statistical separation from vehicle was observed at Week 2 (p=0.04). Given that the co-primary symptom endpoint was achieved in RENEW Part 1, the RENEW Trial was concluded and RENEW Part 2 was not performed.

Figure 3: RENEW Part 1 Results – Symptom Treatment Differences Over Weeks 2 to 12 for the Induction Maintenance Dosing Regimen

In February of 2020, we announced that the results of a randomized, vehicle-controlled, parallel-group, multi-center, double-masked Phase 2 clinical trial of a novel formulation of 0.25% topical ocular reproxalap demonstrated statistically significant improvement over vehicle for the primary endpoint of VAS ocular dryness score (p=0.03). Consistent with the RENEW Trial, the drug was administered via the induction maintenance regimen. The novel formulation is substantially similar to the formulations used in the Phase 2b clinical trial and the RENEW Trial, differing only in the amount of a single excipient.

In January 2021, we announced positive top-line symptom, redness, and Schirmer test results from the run-in cohort of the Phase 3 TRANQUILITY clinical trial of 0.25% topical ocular reproxalap in patients with DED. Patients were treated with four doses of reproxalap or vehicle for one day. On the following day, patients were administered a single dose before entry, and a dose 45 minutes after entry, to a dry eye chamber with minimal humidity, high airflow, and forced visual tasking. The run-in cohort, performed at a single center, was double-masked, and randomized 12 patients to receive reproxalap and 11 patients to receive vehicle. Over all time points in aggregate in the dry eye chamber, reproxalap demonstrated statistically significant improvement over vehicle (p=0.03) in ocular redness, an objective sign of dry eye disease.

In November 2021, we announced achievement of the primary endpoint of ocular redness in a randomized, double-masked, vehicle-controlled Phase 2 clinical trial of 0.25% topical ocular reproxalap in DED patients. The protocol of the trial was substantially similar to that of the TRANQUILITY run-in cohort. The primary endpoint of the trial was achieved: ocular redness scores in the reproxalap group during the dry eye chamber were observed to be statistically lower than those of vehicle (p = 0.016, Figure 4). Additionally, Schirmer test scores assessed after the first dose were directionally in favor of reproxalap over vehicle and approached statistical significance (p = 0.068).

Figure 4: Phase 2 Dry Eye Chamber Trial Results– Ocular Redness

In December 2021, we announced top-line results from the randomized, double-masked, vehicle-controlled Phase 3 TRANQUILITY Trial of 0.25% topical ocular reproxalap in DED. Although the primary endpoint of ocular redness was not met, statistical significance (p=0.0001, Figure 5) was achieved for the DED sign of Schirmer test, a secondary endpoint, in favor of reproxalap over vehicle. Statistical significance (p<0.0001) in favor of reproxalap over vehicle was also achieved for the post-hoc clinical relevance assessment of proportion of Schirmer test responders that improved from baseline scores (0 to 30 mm) by at least 10 mm.

Figure 5: Phase 3 TRANQUILITY Trial Results– Schirmer Test

SEM = standard error of the mean; MMRM = mixed model repeated measures

In addition to the TRANQUILITY Trial, we have initiated the TRANQULITY-2 Trial, the protocol of which is substantially similar to that of TRANQUILITY. Using an alpha sharing technique, the primary endpoint of the TRANQUILITY-2 Trial will be met if either Schirmer test or ocular redness is statistically significant in favor of reproxalap over vehicle. Top-line results from TRANQUILITY-2 are expected mid-2022.

Per draft FDA guidance, to be considered for regulatory approval in the United States, a product candidate for the treatment of DED must demonstrate efficacy in a subjective symptom (a patient-reported subjective measure of disease severity) in at least two adequate and well-controlled clinical trials, and efficacy in an objective sign (an independently assessed objective measure of disease severity) in at least two adequate and well-controlled clinical trials. We intend to submit the RENEW Part 1 and Phase 2 novel formulation trials to satisfy the symptom efficacy NDA requirements. Because either ocular redness or Schirmer test qualifies as a sign of DED, subject to a discussion with the FDA, we intend to submit a combination of the Phase 2, TRANQUILITY, and TRANQUILITY-2 chamber trials to satisfy the NDA sign requirements, depending on whether ocular redness or Schirmer test is achieved in TRANQUILITY-2 or in subsequent clinical trials. If ocular redness and Schirmer test is statistically significant in TRANQUILITY-2, then we may elect to submit the NDA with two sign trials in addition to the symptom trials. Pending results from TRANQUILITY-2, a dry eye disease safety trial, and regulatory input, we believe that an NDA filing for reproxalap for the treatment of DED could occur mid-2022.

In all reproxalap DED clinical trials completed to date, no clinically significant safety findings were observed, and reproxalap was well tolerated. Transient and generally mild instillation site discomfort is the most commonly reported adverse event.

Allergic Conjunctivitis

In February 2016, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled conjunctival challenge (allergen administered directly to the eye following a single dose of test article) Phase 2a clinical trial of 0.5% topical ocular reproxalap in patients with AC demonstrated statistically and clinically significant activity of reproxalap over vehicle in reducing patient-reported ocular itching score (scale 0 to 4), a clinical endpoint that has served as the basis for prior AC FDA approvals. In June 2017, we announced that the results of a randomized, parallel-group, double-masked, vehicle-controlled, multi-center conjunctival challenge Phase 2b clinical trial of 0.1% and 0.5% topical ocular reproxalap in patients with AC demonstrated statistically and clinically significant activity of reproxalap over vehicle in reducing ocular itching.

In March 2019, we announced that the randomized, double-masked, vehicle-controlled conjunctival challenge Phase 3 ALLEVIATE clinical trial of 0.25% and 0.5% topical ocular reproxalap in patients with AC met the primary endpoint (patient-reported ocular itching score area under the curve from 10 to 60 minutes after allergen challenge, p<0.0001) and the key secondary endpoint (proportion of patients that improved by two or more points on the four-point itching score, p=0.0005) for 0.25% reproxalap (Figure 6).

Figure 6: Phase 3 ALLEVIATE Trial Results for 0.25% Reproxalap

In October 2019, we announced that our randomized, double-masked, vehicle-controlled allergen chamber (aerosolized pollen over 3.5 hours with test article dosing just before and 90 minutes after chamber entry) clinical methods trial of topical ocular reproxalap in patients with AC demonstrated that, relative to patients treated with vehicle, patients treated with 0.25% or 0.5% topical ocular reproxalap demonstrated statistically significant reduction in patient-reported ocular itching (p<0.0001), investigator-assessed ocular redness (p<0.0001), and patient-reported tearing score (p<0.0001). In April 2021, we announced that the randomized, double-masked, vehicle-controlled allergen chamber Phase 3 INVIGORATE clinical trial of 0.25% reproxalap in patients with AC

(Figure 7) achieved the primary endpoint (patient-reported ocular itching score after the second dose of test article) and all secondary endpoints (investigator-assessed ocular redness score and patient-reported ocular tearing score).

Figure 7: Phase 3 INVIGORATE Trial Results for 0.25% Reproxalap) - Ocular Itching

In 2022, we initiated the randomized, double-masked, vehicle-controlled allergen chamber Phase 3 INVIGORATE-2 Trial of 0.25% topical ocular reproxalap in patients with AC. Pending positive results from INVIGORATE-2, an allergic conjunctivitis safety trial, and regulatory input, we believe that we will have met NDA requirements for AC, although we expect that the NDA submission for AC would occur after the NDA submission for DED. In all reproxalap allergic conjunctivitis clinical trials completed to date, no clinically significant safety findings were observed, and reproxalap was well tolerated. Transient and generally mild instillation site discomfort is the most commonly reported adverse event.

Proliferative Vitreoretinopathy

Standard of care treatment for PVR results in subsequent retinal detachment surgical rates that approach 40%. In a single-arm, open-label, investigator-sponsored Phase 1b clinical trial performed at the Massachusetts Eye and Ear Infirmary, only approximately 20% of patients with PVR treated with multiple injections of ADX-2191 required subsequent surgery for retinal detachment (Figure 8). Thus, relative to standard of care, ADX-2191 may reduce incidence of retinal detachment following the development of PVR, thereby increasing the probability of preservation of visual function.

Figure 8: Phase 1b ADX-2191 Investigator-Sponsored Clinical Trial

In December 2019, we initiated the Phase 3 GUARD trial, a two-part, multi-center, randomized, controlled, adaptive Phase 3 clinical trial evaluating the efficacy of intravitreal injections of ADX-2191 versus standard-of-care for the prevention of PVR. The primary endpoint of GUARD Part 1 is retinal detachment rate over six months following initiation of therapy relative to historical detachment rates. In January 2022, we announced completion of enrollment in Part 1 of GUARD, and we expect to announce results in the second half of 2022.

Systemic RASP Modulation for the Treatment of Immune-Mediated Diseases

In April 2020, we announced the results of a Phase 1 clinical trial of ADX-629, a first-in-class orally administered RASP modulator. No treatment-related adverse events were observed at any dose tested, and target engagement was evidenced by statistically lower RASP levels in drug-treated subjects relative to controls (Figure 10). Additionally, following ingestion of a controlled high-fat meal, free fatty acids were statistically lower and HDL statistically higher in drug-treated subjects relative to placebo-treated subjects. In December 2020, we announced the initiation of three Phase 2 proof-of-concept clinical trials of ADX-629 in patients with atopic asthma, psoriasis, or COVID-19 infection as part of a systematic strategy to assess activity across different types of immunological diseases. Following completion of the Phase 2 clinical trials, subsequent clinical indications may be selected, depending on safety and tolerability, clinical signals, cytokine profiles, and RASP levels.

Figure 9: Phase 1 Clinical Trial of ADX-629

MDA = malondialdehyde; SEM = standard error of the mean; MMRM = mixed model repeated measures; HDL= high-density lipoprotein; LDL = low-density lipoprotein; FFA = free fatty acids

The Science Supporting Our Product Candidates

Reactive Aldehyde Species

In response to infection, injury, endogenous and exogenous chemical triggers, heat, and other stimuli, pro-inflammatory RASP are generated through a variety of metabolic processes, including alcohol oxidation, enzymatic and non-enzymatic lipid oxidation, and polyamine and sphingosine metabolism. RASP appear to effect inflammation signaling via covalent binding to thiol (sulfur-containing) and amine (nitrogen-containing) residues on proteins, including receptors and enzymes. RASP-protein adducts directly influence the function of proteins, leading to activation of intracellular inflammatory factors, including NF-κB, an important mediator in the inflammatory response, and inflammasomes. In addition, RASP adducts bind to Scavenger Receptor A, which also initiates pro-inflammatory signaling and leads to the formation of antibodies against the adducted protein, at least in part explaining the presence of host-directed antibodies in autoimmune diseases such as rheumatoid arthritis. Levels of RASP are generally observed to be elevated in ocular and systemic inflammatory disease, and thus represent therapeutic targets for immune modulation.

Because of the inherent toxicity of RASP, most, if not all, living organisms contain enzymes, such as aldehyde reductases and aldehyde dehydrogenases, that convert RASP into non-toxic molecules. Genetic mutations in the RASP-metabolizing enzymes cause disease. In Sjögren-Larsson Syndrome, for example, mutations in fatty aldehyde dehydrogenase are responsible for skin, neurological, and retinal disease.

Aside from the stimulation of inflammation, there is no generally accepted biological role of high levels of RASP. Some physiologic molecules have RASP forms, including retinaldehyde (a form of Vitamin A) and pyridoxal and pyridoxal phosphate (forms of Vitamin B6), but the activity of physiological RASP is highly restricted by chaperone and other proteins that prevent reaction with other molecules, including our RASP modulators. Thus, pharmacotherapeutic RASP modulation is expected not to adversely affect normal physiologic processes. Consistent with the lack of accessibility of physiologic RASP, our most advanced RASP modulator, reproxalap, which has been administered to approximately 1,500 patients across a number of completed clinical trials, has been observed to be generally well tolerated and has not resulted in any serious adverse events.

The RASP Modulator Platform

The RASP modulator platform represents a unique and novel pharmacologic approach that, unlike almost all drugs in use today, is not designed to directly inhibit or activate a particular protein but instead targets a family of small molecules that in turn affect the activity and structure of many proteins at once. RASP modulation, therefore, has the potential to down-regulate pro-inflammatory systems or groups of proteins, and may lead to multiple beneficial clinical effects while avoiding toxicity associated with single-target inhibition or activation.

We are currently developing reproxalap, a new chemical entity, and other novel RASP modulators for the treatment of immune-mediated disease. Reproxalap is a small molecule designed specifically to bind, and thereby allow for the degradation of, RASP. In in vitro and animal studies, reproxalap does not appear to affect most cellular components, including most receptors, enzymes, ion channels, or other proteins. Reproxalap has been shown to outcompete cellular constituents to covalently bind and trap RASP. Reproxalap-RASP adducts appear to be rapidly degraded in cellular environments, after which neither reproxalap nor RASP are detectable. Outside of biological systems, reproxalap-RASP adducts have shown to be remarkably non-reactive and stable, suggesting that reproxalap-RASP binding may be effectively irreversible. By forming covalent drug-RASP adducts that are then degraded, reproxalap and other RASP modulators have the potential to substantially lower RASP levels.

We believe we have been the first to demonstrate the beneficial effects of RASP modulation in a variety of animal models relating to immune-mediated disease, suggesting that reproxalap and analogs may have potent anti-inflammatory effects that persist hours after administration at a variety of different doses relevant to clinical testing.

•
In mouse models of ocular inflammation and post-surgical healing, topically applied reproxalap ophthalmic solution reduced ocular redness and inflammatory cytokines comparable to corticosteroid therapy and slowed the development of corneal haze (fibrosis). (Data presented at the Association for Research in Vision and Ophthalmology 2015 Annual Meeting)
•
In mice injected with a pro-inflammatory agent known as endotoxin, intraperitoneally administered reproxalap statistically reduced a variety of inflammatory cytokines (protein inflammatory mediators), including IL-5, Il-1ß, IL-17, and TNF-α, while up-regulating the primary anti-inflammatory cytokine, IL-10. Additionally, in models of mouse contact dermatitis (induced by phorbol myristate acetate) and allergic contact dermatitis (induced by sensitivity to oxazolone), reproxalap statistically reduced inflammation as measured by edema (swelling). (Data presented at the American Academy of Asthma Allergy and Immunology 2015 Annual Meeting)
•
In a model of radiation mucositis (oral inflammation) in hamsters, chronic subcutaneous administration of reproxalap reduced healing time and decreased fibrosis (scarring). (Data presented at the Multinational Association of Supportive Care in Cancer – International Society of Oral Oncology 2015 Annual Meeting)
•
In two different mouse models of inflammatory pain, intraperitoneally administered reproxalap dose-dependently reduced nociceptive behavior, suggesting that reproxalap down-regulates pain signaling in inflammation. (Data presented at the 2016 International Conference on Pain Research and Management)
•
In rat cardiomyocyte culture, reproxalap prevented fibrotic transformation, and inhibited NF-κB activation and IL-1ß release. (Data presented at the 2016 American Society for Cell Biology Annual Meeting)
•
In a mouse model of lung inflammation, intraperitoneal administration of reproxalap reduced infiltration of inflammatory cells and levels of pro-inflammatory cytokines in the lung. (Data presented at the 2017 World Congress on Inflammation Annual Meeting)
•
In a rat model of intraocular inflammation, a single intravitreal injection of ADX-103 reduced the development of retinal pathology. (Data presented at the Association for Research in Vision and Ophthalmology 2018 Annual Meeting)

•
In a rat model of diabetic macular edema, intravitreal injection of ADX-103 reduced retinal inflammatory cell infiltration. (Data presented at the Association for Research in Vision and Ophthalmology 2018 Annual Meeting)

Thus, we believe that the immune-modulating mechanism of action of RASP modulation is potentially multifactorial – lowering inflammation, reducing healing time, diminishing scarring, and mitigating inflammatory pain – and may ameliorate inflammatory disease and deter disease progression in different ways simultaneously.

In addition to the development of reproxalap, we intend to continue the discovery and development of other novel RASP modulators, and we intend to continue to develop intellectual property around such molecules. We have identified, synthesized, and tested numerous molecules that may be more potent than reproxalap in binding to RASP. We are currently screening novel product candidates to address diseases where topical and systemic administration may reduce RASP-mediated pathology. Clinical development of ADX-629 for the treatment of autoimmune and other inflammatory diseases began in late 2019.

The Potential of ADX- 2191 to Prevent Proliferative Vitreoretinopathy and Treat Primary Vitreoretinal Lymphoma

PVR is characterized by excessive replication and pro-inflammatory activity of retinal cells, at least a portion of which synthesize collagen, the principal component of scar tissue. Retinal scarring can lead to impairment of vision, including blindness, as well as increased probability of further retinal detachments. Methotrexate, the active component of ADX-2191, is a dihydrofolate reductase inhibitor that has been used to treat cancer and autoimmune disease. The anti-proliferative and anti-inflammatory properties of dihydrofolate reductase inhibition are well described. In preclinical studies of primary cell cultures from PVR patients, dihydrofolate reductase inhibition reduced pathological cell proliferation and scar-like collagen deposition. Thus, the observed clinical activity of ADX-2191 in PVR is believed to be the result of down-regulation of aberrant retinal cell proliferation and activity, thereby leading to reduced retinal scarring. Initially as an intravenous medication and subsequently as an intraocular injection, methotrexate has also been used for decades as an anti-proliferative medication to treat PVRL. The goal of methotrextate therapy in PVRL is to prevent metastasis to the central nervous system.

Intellectual Property and Proprietary Rights

Overview

In the United States and abroad, we are building an intellectual property portfolio for reproxalap and other RASP modulators and for therapeutic methods of use of methotrexate for the treatment of retinal disease. We currently seek, and intend to continue to seek, patent protection in the United States and internationally for our product candidates, methods of use, and processes for manufacture, and for other technologies, where appropriate. Our current policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad relating to proprietary technologies that are important to the development of our business. We also rely on, and will continue to rely on, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technologies that we consider important to our business, our ability to defend our patents, and our ability to preserve the confidentiality of our trade secrets and operate our business without infringing the patents and proprietary rights of third parties.

Patent Portfolio

Our patent portfolio currently includes patents and patent applications covering the composition, formulation, and uses of reproxalap, ADX-103, ADX-629, ADX-1612, and other novel compounds. As of December 31, 2021, we owned fifteen United States patents and twelve pending United States non-provisional patent applications, as well as numerous foreign counterparts to these patents and patent applications, relating to reproxalap and other RASP modulators. Additionally, we have in-licensed certain patents and patent applications relating to ADX-1612, and retain an exclusive license to certain patents related to the use of ADX-2191 for the prevention or treatment of a number of retinal indications including, proliferative vitreoretinal disease and primary vitreoretinal lymphoma.

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

Licenses and Agreements

Madrigal Agreement

We are developing ADX-1612 pursuant to a License Agreement with Madrigal Pharmaceuticals, Inc. (Madrigal), entered into on December 26, 2016 (Madrigal Agreement). Pursuant to the Madrigal Agreement, we obtained an exclusive, worldwide license from Madrigal under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize CHP inhibitors, including ADX-1612 and other molecules (Madrigal Agreement Products). We have agreed to use our commercially reasonable efforts to develop Madrigal Agreement Products.

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

MEEI Agreement

We are developing ADX-2191 pursuant to an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (MEEI) originally entered into in July 2016 between MEEI and Helio Vision, Inc., as amended, (MEEI Agreement). We assumed the MEEI Agreement in connection with our 2019 acquisition of Helio Vision.

Pursuant and subject to the MEEI Agreement, we obtained an exclusive, worldwide license from MEEI to develop and commercialize ADX-2191 under certain patents and patent applications, and other licenses to intellectual property (MEEI Patent Rights). We have agreed to use our commercially reasonable efforts to develop ADX-2191 and to meet certain specified effort and achievement benchmarks by certain dates.

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

Employees

As of December 31, 2021, we had 12 full-time employees and had engaged a number of consultants. We expect that a number of consultants previously engaged in development of our product candidates will participate in ongoing clinical and manufacturing activities. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We value innovation, passion, data-driven decision making, persistence and honesty, and are building a diverse environment where we believe that our employees thrive and are inspired to contribute to the development of novel therapies.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, motivating, and integrating our existing and future employees. The principal purpose of our incentive plans is to increase shareholder value by attracting, retaining, and motivating employees, consultants, and directors through grants of stock-based compensation awards and payments of cash-based performance bonus awards. We are committed to providing a competitive and comprehensive benefits package to our employees. Our benefits package is designed to meet the individual health and wellness needs of our employees. We plan to continue to refine our efforts related to optimizing our use of human capital as we grow, including improvements in the way we hire, develop, motivate, and retain employees.

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

FDA approval is required before any new drug, new dosage form, new therapeutic use, or new route of administration of a previously approved product, can be marketed in the United States. The process required by the FDA before a new drug product may be marketed in the United States generally involves:

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
•
satisfactory completion of an FDA pre-approval inspection(s) of our office and the facility or facilities at which the product is manufactured to assess compliance with the FDA’s current Good Manufacturing Practices (cGMP) regulations;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
payment of user fees, if applicable; and
•
FDA review and approval of the NDA.

The preclinical and clinical testing and approval process requires substantial time, effort, and financial resources. Preclinical tests include laboratory evaluation of product chemistry, formulation, manufacturing and control procedures, and stability, as well as animal studies to assess the toxicity and other safety characteristics of the product. The results of preclinical tests, together with manufacturing information, analytical data, and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Preclinical testing may continue even after the IND is submitted. The IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions and places the clinical trial on a partial or complete clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Even if the IND becomes effective and the trial proceeds without initial FDA objection, the FDA may stop the trial at a later time if, among other reasons, the potential for unacceptable safety risks arises.

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

Clinical trials involve the administration of the investigational new product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide informed consent in writing for participation in the clinical trial. Sponsors of clinical trials generally must register and report, at the NIH-maintained website ClinicalTrials.gov, key parameters and results of certain clinical trials. For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•
Phase 1: The investigational drug product is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution, and excretion.
•
Phase 2: The investigational drug product is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications, and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more extensive clinical trials.
•
Phase 3: When Phase 2 evaluations suggest that certain dosing regimens may be efficacious and may have an acceptable safety profile, Phase 3 trials may be undertaken in larger patient populations to further evaluate dosage and to obtain evidence of potential clinical efficacy and safety. Phase 3 trials may include multiple, geographically-dispersed clinical trial sites. Data generated from these studies may be used to establish the overall risk-benefit profile of the investigational drug product and to provide adequate information for the labeling of the product, if approved.
•
Phase 4: In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s commitment to conduct additional clinical trials to further assess the product’s safety and/or effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase 4 trials.

The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacturing and controls, and proposed labeling, among other things.

For some products, the FDA may require a risk evaluation and mitigation strategy (REMS) which could include measures imposed by the FDA such as prescribing restrictions, requirements for post-marketing studies, and reporting or certain restrictions on distribution and use. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to prescription drug program fees. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

It is likely that our product candidates will be granted a Standard Review. The review process may be extended by the FDA for three additional months to consider certain information or obtain clarification regarding information already provided in the submission. The FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions. In addition, for combination products, the FDA’s review may include the participation of both the FDA’s Center for Drug Evaluation and Research, the Center for Biologics Evaluation and Research, and the FDA’s Center for Devices and Radiological Health. The participation of multiple distinct groups within the FDA has the potential to complicate or prolong review of the application. If the product is deemed a combination product, additional supporting studies may be required, and may delay an NDA submission.

Before approving an NDA, the FDA may inspect our offices and the facility or facilities where the drug substance or drug product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP. FDA may also inspect sponsor facilities to determine if nonclinical and clinical studies were conducted in compliance with applicable regulations and guidelines.

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

Orphan Drug Designation

The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States or more than 200,000 individuals where there is no reasonable expectation that the product development cost will be recovered from product sales in the United States. Orphan drug designation must be requested before submitting an NDA and does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. ADX-2191 has received orphan designation for the prevention of PVR, and for the treatment of PVRL and for the treatment of retinitis pigmentosa.

If an orphan drug-designated product subsequently receives the first FDA approval for the disease specified in the orphan drug designation, the sponsor will be entitled to seven years of product marketing exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited and rare circumstances, for seven years. If a competitor obtains approval of the same drug, as defined by the Orphan Drug Act, before we do or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease, the competitor’s exclusivity could block the approval of our product candidate in the designated orphan indication for seven years, unless superior safety or efficacy of our drug is demonstrated.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of the use of our drug candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond the current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for a 505(b)(1) NDA, 505(b)(2) NDA, or supplement to an approved NDA if new clinical investigations other than bioavailability studies (e.g., investigations that support new indications, dosages, or strengths of an existing drug) were conducted or sponsored by the applicant and are deemed by the FDA to be essential to the approval of the application. The three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full 505(b)(1) NDA.

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

Research and Development Expenses

Substantially all of our research and development expenses incurred to date have been related to the development of reproxalap and our other product candidates. Our research and development expenses totaled $44.9 million for the year ended December 31, 2021 and $24.7 million for the year ended December 31, 2020.

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

•
Our business is dependent in large part on the successful development and commercialization of a single product candidate, reproxalap, for which we are researching multiple indications. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, reproxalap.
•
To generate revenue, we will depend on FDA approval and successful commercialization of our lead product candidate, reproxalap, for the treatment of dry eye disease. If we are unable to successfully conduct the TRANQUILITY-2 trial, prepare and timely submit the planned NDA, and obtain FDA approval, our ability to generate revenue will be significantly delayed.
•
We have incurred significant operating losses since inception and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.
•
We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development, other operations or commercialization efforts.
•
Reproxalap and our other product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays, or prevent the receipt of the required approvals to commercialize our product candidates.
•
If our competitors develop treatments for the target indications of our product candidates that are approved more quickly than ours, marketed to physicians and patients more effectively or comprehensively, contracted with payors more successfully, or demonstrated to be safer or more effective than our product candidates, our commercial opportunity will be reduced or eliminated.
•
If we fail to develop and commercialize our product candidates, we may be unable to grow our business.
•
We rely on third parties to conduct our clinical trials. If any third party does not meet our deadlines or otherwise conduct the trials as required and in accordance with regulations, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates when expected, or at all.
•
Public health emergencies, epidemics or pandemics, such as the ongoing COVID-19 pandemic, may impact our business.

Risks Related to our Business

Our business is dependent in large part on the successful development and commercialization of a single product candidate, reproxalap, for which we are researching multiple indications. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, reproxalap.

Our product candidates, including reproxalap, will require additional preclinical studies, substantial clinical development and testing, and regulatory approval prior to commercialization. We have not yet completed development of any product candidate. We have only one product candidate that has been the focus of significant clinical development: reproxalap, a novel small molecule chemical entity that is believed to inhibit RASP, a toxic chemical species suspected to cause and exacerbate numerous diseases in humans and animals. We are dependent in large part on successful continued development and ultimate regulatory approval and successful commercialization of reproxalap for our future business success. Any negative results or perceived negative results in clinical trials for one indication may have an adverse effect on our ability to develop and potentially commercialize reproxalap for the treatment of another indication. We have invested, and will continue to invest, a significant portion of our time and financial resources in the development of reproxalap and, if successful, the commercialization of reproxalap. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of reproxalap and our other product candidates. The future regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

•
we may not have sufficient financial and other resources to pursue our business plans, complete necessary clinical trials, and create a commercial infrastructure;
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
•
there may be variability in patients, adjustments to clinical trial procedures, and inclusion of additional clinical trial sites;
•
the initial parts of adaptive clinical trials are not designed to be pivotal or definitive, and as such we may not satisfy the designated endpoints and also may need to revise the design or endpoints to achieve success in later parts of the trial or potentially abandon the trial;
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
•
competitive products may be more effectively or comprehensively marketed to physicians or patients, or contracted with payors more successfully;
•
we may be adversely affected by legislative or regulatory reform of the health care system in the United States or other jurisdictions in which we may do business; and
•
we may not be able to obtain, maintain, or enforce our patents and other intellectual property rights.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA, and even fewer are approved for commercialization. We are currently planning to submit an NDA to the FDA for reproxalap in DED in mid-2022, pending results from TRANQUILITY-2, a dry eye disease safety trial, and regulatory input. Even if our trials are successful, we can provide no assurances that the FDA will accept our NDA for review. Moreover, even if the FDA does accept our NDA for review, there can be no assurance that the FDA will agree with our interpretation of the data, that the FDA will not require us to conduct additional clinical trials or provide additional data, or that the FDA will approve our NDA in a timely fashion, or at all.

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

To generate revenue, we will depend on FDA approval and successful commercialization of our lead product candidate, reproxalap, for the treatment of dry eye disease. If we are unable to successfully conduct the TRANQUILITY-2 trial, prepare and timely submit the planned NDA, and obtain FDA approval, our ability to generate revenue will be significantly delayed.

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. Based on our discussions with and our interpretation of feedback from the FDA, as well as data from our previously completed clinical trials in dry eye disease and the TRANQUILITY-2 trial, we currently plan to submit an NDA to the FDA for reproxalap for the potential treatment of dry eye disease in mid-2022, subject to positive clinical trial results, including results from a dry eye disease safety trial. There can be no assurance that we can prepare and submit an NDA in a timely manner or at all. We have limited experience in preparing, filing, and pursuing applications necessary to gain regulatory approvals. The preparation of an NDA requires a great deal of effort and expertise, and if we do not secure the necessary resources and hire and retain personnel having the requisite expertise to prepare and submit the NDA, the filing of the NDA would be delayed. Further, if an NDA is submitted by the company, there can be no assurance that it will be accepted for filing by the FDA. If the FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a “refuse to file” notice. The FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. The FDA could also require that we conduct additional studies and submit the results of those studies before the application will be reconsidered, which would require us to expend more resources than we planned or that are available to us, and could substantially delay any approval of our application. It is also possible that additional studies may not suffice to make our application approvable. Even if the NDA is accepted for filing by the FDA, there can be no assurance that it would be approved in a timely manner or at all.

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

Because, as of December 31, 2021, we only had 12 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

We are highly dependent on the services of our senior management team and certain key consultants.

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team comprised of three individuals: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer; Joshua Reed, M.B.A., our Chief Financial Officer; and Stephen G. Machatha, Ph.D., our Chief Development Officer, as well as certain other employees. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, drug development, and commercialization consultants. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

We expect to expand our management team. Our future performance will depend, in part, on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, adversely affecting future regulatory approvals, sales of our product candidates, and results of our operations.

Our employees, independent contractors, vendors, principal investigators, CROs, and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards, regulatory requirements, and insider trading.

We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include:

•
intentional, reckless, or negligent conduct or disclosure to us of unauthorized activities that violate the regulations of the FDA or similar foreign regulatory authorities;

•
healthcare fraud and abuse in violation of U.S. and foreign laws and regulations;
•
violations of U.S. federal securities laws relating to trading in our common stock; and
•
failures to report financial information or data accurately.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations govern a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. While we have adopted a code of conduct and implemented other internal controls applicable to all our employees, it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective. Additionally, we are subject to the risk that a person could allege fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business or cause reputational harm, including the imposition of civil, criminal and administrative penalties, and damages; possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs; and diminished profits and future earnings.

In addition, during the course of our operations, our directors, executives, employees, consultants, and other third parties may have access to material nonpublic information regarding our business, our results of operations, or potential transactions we are considering. We may not be able to prevent trading in our common stock on the basis of, or while having access to, material nonpublic information. If any such person was to be investigated or an action were to be brought against them for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

Our business is subject to political, economic, legal, and social risks, which could adversely affect our business.

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
•
increases in custom duties and tariffs;
•
changes in currency exchange rates;
•
economic and political instability;
•
the impact on employees, suppliers, customers, and the global economy related to public health epidemics or pandemics, such as the COVID-19 pandemic, and actions taken in response to such events;
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

From time to time, we have entered into, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies, or products, or entering into a business combination with another company. For example, in January 2019 we acquired Helio Vision, Inc. and obtained the rights to ADX-2191, a vitreous-compatible methotrexate formulation for intraocular injection, for the prevention of PVR. Any acquisitions we undertake or have recently completed will likely be accompanied by business risks which may include, among other things:

•
the effect of the acquisition on our financial and strategic position and reputation;
•
the failure of an acquisition to result in expected benefits, which may include benefits relating to new product candidates, human resources, costs savings, operating efficiencies, goodwill, and other synergies;
•
the difficulty, cost, and management effort required to integrate the acquired businesses, including costs and delays in implementing common systems and procedures, and costs and delays caused by communication difficulties;
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

Security breaches, loss of data, and other disruptions to us or our third-party service providers could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including legally protected health information, personally identifiable information about patients, intellectual property, and our proprietary business and financial information. We manage and maintain data utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events.

The secure processing, storage, maintenance and transmission of critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance, or other activities. These risks may be heightened during the ongoing COVID-19 pandemic, should any of our employees voluntarily choose to work remotely. While we are not aware of any such attack or breach, if such event would occur and cause interruptions in our operations, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under federal, state, and international laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1966, or HIPAA, and regulatory penalties. In addition, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Unauthorized access, loss, or dissemination of critical information could also disrupt our ability to conduct research and development activities; collect, process, and prepare company financial information; provide information about our product candidates and other patient and physician education or outreach efforts through our website; manage the administrative aspects of our business; or prevent damage to our reputation, any of which could adversely affect our business.

We generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other sensitive data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause a loss of trust in us, which would have an adverse effect on our reputation and business.

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe, and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and gives such consumers the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase the likelihood of, and the risks associated with, security breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act, or CPRA, which expands the CCPA significantly, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions will become effective on January 1, 2023. Further, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, and, most recently, Colorado passed the Colorado Privacy Act, or CPA, both comprehensive state privacy laws with an effective date of July 1, 2023. The CCPA, CPRA, CDPA, and CPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

Recent developments in Europe have created compliance uncertainty regarding the processing of personal data from Europe. For example, the General Data Protection Regulation, or GDPR, which became effective in the European Union (EU) on May 25, 2018, applies to our activities conducted from an establishment in the EU or related EU data subject. The GDPR creates new compliance obligations applicable to our business, which could cause us to change our business practices, and increases financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million, whichever is higher, for the most serious infringements). Further, as of January 1, 2021, and the expiry of transitional arrangements agreed to between the United Kingdom (UK) and EU, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel sets of regulations, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The GDPR and UK GDPR require, among other things, that personal information only be transferred outside of the European Economic Area, or the EEA, or the UK, respectively, to jurisdictions that have not been deemed adequate by the European Commission or by the UK data protection regulator, respectively, including the United States, if certain safeguards are taken to legitimize those data transfers. Recent legal developments in the EU have created complexity and uncertainty regarding such transfers. These recent developments require us to review and amend our uses of Standard Contractual Clauses involving the transfer of data covered by the GDPR or UK GDPR outside of the EU or UK, which could increase our compliance costs and adversely affect our business. As a result, we may need to modify the way we treat such information.

In addition to the EU and UK, a growing number of other global jurisdictions are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of our business. Some of these laws, such as the General Data Protection Law in Brazil, or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the GDPR. Others, such as those in Russia, India, and China, could potentially impose more stringent obligations, including data localization requirements. If we are unable to meet these evolving legal requirements or if we violate or are perceived to violate any laws, regulations, or other obligations relating to privacy, data protection, or information security, we may harm to our reputation and become subject to investigations, claims, and other remedies, which would expose us to significant fines, penalties, and other damages, all of which would harm our business.

Our internal computer systems, or those of our development partners, third-party clinical research organizations, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our current and any future Contract Research Organizations (CROs) and other contractors, consultants, and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, and telecommunication and electrical failures. While to our knowledge we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information, or other personal information, or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets, or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. These risks may be heightened during the ongoing COVID-19 pandemic, should any of our employees voluntarily choose to work remotely. In addition, due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Any of these events or circumstances could materially adversely affect our business, financial condition, and operating results.

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses since inception and we expect to incur significant losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the year ended December 31, 2021 and 2020 was approximately $57.8 million and $37.6 million, respectively. As of December 31, 2021, we had total stockholders’ equity of $205.7 million and an accumulated deficit of $294.7 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

We currently generate no revenue from sales, and we may never be able to commercialize reproxalap or our other product candidates. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we or any of our future development partners succeed in obtaining regulatory approval and commercialize any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

The development and commercialization of biopharmaceutical products is capital intensive. We are advancing reproxalap and our other product candidates through preclinical and clinical development, including multiple ongoing and planned clinical trials for our product candidates. We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of, and, if successful, seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to manufacturing, product sales, marketing, and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce, or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts. In addition, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval, and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings, or other sources. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•
the type, number, scope, progress, expansion costs, results, and timing of our clinical trials of reproxalap or any our other product candidates that we are pursuing or may choose to pursue in the future;
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
•
the costs and timing of obtaining or maintaining manufacturing for reproxalap and our other product candidates, including commercial manufacturing, if any product candidate is approved;
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

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings, including debt financings. The state of the global economy and market instability has made the business climate volatile and more costly. Uncertain economic conditions, uncertainty as to the general direction of the macroeconomic environment, and the price of our common stock, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders or be excessively dilutive. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

If we are unable to obtain funding on a timely basis, we will be unable to complete the planned clinical trials for reproxalap and our other product candidates, and we may be required to significantly curtail, delay, or discontinue one or more of our preclinical studies, clinical trials or other research or development programs, or the commercialization of any product candidate. We may also be unable to expand our operations or otherwise capitalize on our business opportunities, may need to restructure our organization, or may be required to relinquish rights to our product candidates or other technologies, or otherwise agree to terms unfavorable to us. Any of these occurrences could materially affect our business, financial condition, and results of operations.

Raising additional capital may cause dilution to stockholders, restrict our operations or require us to relinquish rights to its technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

If we raise additional funds through collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate its product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market on our own.

We may allocate our cash and cash equivalents in ways that you and other stockholders may not approve.

Our management has broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, management’s ultimate use of cash and cash equivalents may vary substantially from the currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. We expect to use our cash and cash equivalents to: fund our planned clinical trials of reproxalap and our other product candidates; fund potential NDA submissions; fund an initial commercialization of reproxalap, if approved; develop other molecules that relate to immune-mediated disease; pursue regulatory approval for our product candidates; service our debt obligations; and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2020 that three ownership changes occurred since inception, and that a fourth ownership change was triggered during the year ended December 31, 2021. Management believes that its aggregate Section 382 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

Governments may impose price controls, which may adversely affect our future profitability.

We intend to seek approval to market our product candidates in both the United States and in foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some foreign countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. Furthermore, in some European countries, the authorities conduct a Health Technology Appraisal to assess the cost-effectiveness of the product, which may significantly impact effective access to the market. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to business disruptions such as earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health epidemics (including the COVID-19 pandemic), regional or larger scale conflicts or geo-political actions, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, trade policies, sanctions, treaties and tariffs and other natural or man-made disasters or other business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition, and increase our costs and expenses. We rely on third-party manufacturers to produce reproxalap and our other product candidates. Our ability to obtain clinical and commercial supplies of reproxalap or our other product candidates could be disrupted, if the operations of these suppliers are affected by these business disruptions.

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
•
the impact of the COVID-19 pandemic on our business, results of operations, and financial position;
•
our establishment and maintenance of a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

•
our execution of any collaborative, licensing, or similar arrangements, and the timing of payments we may make or receive under these arrangements;
•
the number of administrative, clinical, regulatory, and scientific personnel we engage;
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

The global spread of COVID-19, and variants thereof, has created significant volatility, uncertainty, and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our ongoing or planned clinical trials; and any closures of our offices or clinical trial facilities. Any of these events could cause or contribute to the risks and uncertainties enumerated in this annual report on Form 10-K and could materially adversely affect our business, financial condition, results of operations, and/or stock price.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations. For example, patient enrollment in our GUARD trial, was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. While COVID-19 did not have a material adverse effect on our reported results for the year ended December 31, 2021, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or diminish its impact.

We have experienced operational interruptions as a result of the COVID-19 pandemic, with certain of our employees electing to work remotely to avoid spread of the disease. Our offices are currently open as allowed under state and local orders. While we have implemented what we believe to be a reasonable protocol to ensure the safety and wellbeing of employees returning to the office, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. A prolonged pandemic, or the threat thereof, could result in lower productivity, voluntary closure of our office, and other disruptions to our business. We may also incur additional costs to remedy damages caused by business disruptions, including clinical trial delays or interruptions. Any of these could have a material adverse effect on our business, financial condition, or results of operations.

Due to the evolving and highly uncertain nature of this event, we cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact our business, results, or financial condition, which will depend on many factors that are not known at this time. These include, among others, the extent of harm to public health, the continued disruption to clinical trials, and the impact of the global business and economic environment on liquidity, and the availability of capital. We are staying in close communication with our employees, CROs, and suppliers, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee that we will be able to do so.

To the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof adversely affects our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in this section of this annual report on Form 10-K.

COVID-19 has and is expected to continue to affect our ability to recruit or retain patients for our clinical trials, disrupt our supply chains, or have other adverse effects on our business and operations.

In addition to those who have been directly affected by COVID-19, millions more have been affected by government efforts around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response to the COVID-19 pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; the capital markets and the economy in general has been volatile; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak, including the emergence of COVID-19 variants, and its effects on our business and operations are uncertain. We have and expect to continue to face difficulties recruiting or retaining patients in our ongoing and planned clinical trials due to actions taken by governments and individuals in response to the COVID-19 pandemic. Patient enrollment in our GUARD trial was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the pandemic.

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

Reproxalap and our other product candidates, and the activities associated with development and commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other jurisdictions.

Our ongoing research and development activities and planned clinical development and commercialization for our product candidates may be delayed, modified, or ceased for a variety of reasons, including:

•
determining that a product candidate is ineffective or potentially causes harmful side effects during preclinical studies or clinical trials;
•
difficulty establishing predictive preclinical models for demonstration of safety and efficacy of a product candidate in one or more potential therapeutic areas for clinical development;
•
patients in our clinical trials may demonstrate greater response rates or improvements from vehicle or standard of care than was expected when designing and powering our clinical trials;

•
delays resulting from or additional protocols being required as result of the COVID-19 pandemic;
•
lack of availability of, or difficulty recruiting and retaining, a sufficient number of patients to adequately power our clinical trials;
•
difficulties in manufacturing a product candidate, including the inability to manufacture a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under processes acceptable to the FDA for marketing approval or commercial sale;
•
the proprietary rights of third parties, which may preclude us from developing or commercializing a product candidate;
•
determining that a product candidate may be uneconomical for us to develop or commercialize, or may fail to achieve market acceptance or adequate pricing or reimbursement;
•
our expectations regarding our expenses and revenue, the sufficiency or use of our cash resources, and needs for additional financing;
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
•
a competitor product may have patent protection or another type of market exclusivity that delays approval of our product;
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
•
such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any of our future development partners contract for clinical and commercial supplies; or
•
the approval policies, standards, or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods, and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy, or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our future development partners from commercializing our product candidates. Moreover, we cannot predict healthcare reform initiatives, including potential reductions in federal funding or insurance coverage, that may be adopted in the future and whether or not any such reforms would have an adverse effect on our business and our ability to obtain regulatory approval for our current or future product candidates. There are evolving legal requirements that will continue to affect our business.

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
•
manage our spending as costs and expenses increase due to the performance and completion of clinical trials, attempting to obtain regulatory approvals, manufacturing, and commercialization;
•
secure substantial additional funding;
•
develop and maintain successful strategic relationships;
•
build and maintain a strong intellectual property portfolio;
•
build and maintain appropriate clinical, regulatory, quality, manufacturing, compliance, sales, distribution, and marketing capabilities on our own or through third parties;
•
implement and maintain operational, financial, and management systems;
•
price our product candidates, if approved, at expected levels and obtain and maintain sufficient insurance and reimbursement from insurers and other payors; and
•
gain broad market acceptance for our product candidates.

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

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, as product candidates proceed through development, the trial designs may often be different and may need to evolve and change from phase to phase or within the same phase or same trial, as is the case for adaptive trials; the vehicles or controls may be modified from trial to trial; and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. Success in run-in cohorts, earlier clinical trials, or clinical trials focused on a different indication does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through other phases of clinical testing. In addition, discussions with regulatory bodies, such as the FDA, may lead to changes in trial designs or programs. Companies frequently suffer significant setbacks in advanced clinical trials, even after run-in cohorts or earlier clinical trials have shown promising results. For example, the results of the TRANQUILITY Trial did not reflect the results of the TRANQUILITY run-in cohort. Moreover, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

Our clinical focus is on the development of new products for immune-mediated diseases. We are performing an adaptive trial in proliferative vitreoretinopathy, the GUARD trial, and may do so with other indications in the future. In an adaptive trial, the initial parts of the trial are not designed to be pivotal or definitive. Rather, the initial parts of adaptive trials are expected to provide data to guide subsequent parts of the trial, which could require design changes, including but not limited to, different endpoints. In addition, following the initial parts of adaptive trials, we may, among other things, decide to continue to the subsequent parts of the trial, conclude the trial based on its success or failure in such initial parts, or discuss the trial results and regulatory pathway with regulatory authorities prior to determining next steps with respect to the trial and development program. As such, the likelihood of success in our late-stage clinical programs cannot necessarily be predicted.

We could also face challenges in designing clinical trials and obtaining regulatory approval of our product candidates due to the lack of historical clinical trial experience for novel classes of therapeutics. Thus, it is difficult to determine whether regulatory agencies will be receptive to the approval of our product candidates, and to predict the time and costs associated with obtaining regulatory approvals. The clinical trial requirements of the FDA and other regulatory agencies and the criteria regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and require more time and trial data than for other, better known, or more extensively studied classes of product candidates. In addition, it is possible that, as regulatory bodies gain more familiarity with our type of products by reviewing competitor candidates, those agencies could impose new conditions on our products that we did not expect. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for our product candidates, would have an adverse impact on our business, prospects, financial condition, and results of operations.

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

Some of our product candidates are, to our knowledge, new chemical entities, and unexpected problems related to new technologies may arise that can cause us to delay, suspend, or terminate our development efforts. As a result, short and long-term safety, as well as prospects for efficacy, are not fully understood and are difficult to predict. Regulatory approvals of new product candidates can be more expensive and take longer than approvals for well-characterized or more extensively studied pharmaceutical product candidates. Following discussions with the FDA and experts in the field, we may determine that it is not cost effective for us to develop one or more of our products in certain indications or we may decide to cease development in that area or seek a strategic partner.

Because RASP is a new objective sign for the treatment of dry eye disease, there is no precedent in measuring and validating the results of studies of RASP in tears, which could impact the timing, cost of development, or interpretation of our trials.

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

Any termination or suspension of, or delays in the commencement or completion of, our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue, and adversely affect our commercial prospects.

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
•
a facility manufacturing reproxalap, our other product candidates, or drug product components being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•
any changes to our manufacturing process that may be necessary or desired;
•
inability to timely manufacture sufficient quantities of the applicable product candidate for a clinical trial or expiration of materials intended for use in a clinical trial;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, cGMP, or regulatory requirements, or other third parties not performing data collection or analysis in a timely or accurate manner;

•
inspections of clinical trial sites by the FDA or the finding of regulatory violations by the FDA or IRB, that require us or others to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold in part or on the entire trial, or that prohibit us from using some or all of the data in support of our marketing applications;
•
delays in shipment of clinical trial material reaching clinical sites;
•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•
one or more IRBs refusing to approve, suspending, or terminating the trial at an investigational site; precluding enrollment of additional subjects; or withdrawing its approval of the trial.

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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including PVR and retinitis pigmentosa. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. The ongoing COVID-19 pandemic has and is expected to continue to have an impact on our ability to enroll and retain patients in our clinical trials. For instance, patient enrollment in our GUARD trial was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as PVR, lack of availability of, or difficulty recruiting or retaining a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

Any product candidate we or any of our future development partners advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent its regulatory approval or commercialization or limit its commercial potential.

Unacceptable adverse events caused by any of our product candidates that we or others advance into clinical trials could cause us or regulatory authorities to interrupt, delay, or halt clinical trials, or impose a clinical hold, potentially resulting in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This in turn could prevent us from completing development or commercializing the affected product candidate and generating revenue from its sale.

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

After the completion of our clinical trials, assuming the results of the trials are successful, and the submission of an NDA, we cannot predict whether or when we will obtain regulatory approval to commercialize reproxalap or our other product candidates and we cannot, therefore, predict the timing of any future revenue. We cannot commercialize reproxalap or our other product candidates until the appropriate regulatory authorities have reviewed and approved the applicable applications. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for reproxalap or our other product candidates. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy or leadership during the period of product development, clinical trials, and FDA regulatory review. If marketing approval for reproxalap or our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected. Such a delay could occur because a competitor product is approved before our product and secures patent protection, market exclusivity, or both, and thereby precludes our product approval for a number of years.

Even if we obtain marketing approval for reproxalap or any other product candidate, it could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any are approved.

Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance, or other potential additional clinical trials. Following approval, if any, of reproxalap or any other product candidate, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping, and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements, including those relating to quality control, quality assurance, and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated seriousness, severity, or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

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

The FDA has the authority to require a risk evaluation and mitigation strategy (REMS) plan as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, and requiring treated patients to enroll in a registry.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, or the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, is also generally necessary for commercial success. In addition, we may not be able to secure advantageous contracts with payors or price our products at the expected level or at levels that make successful commercialization viable. The pricing of our products will be subject to numerous factors, many of which are outside of our control, including the pricing of similar products. The degree of market acceptance of our product candidates will depend on a number of factors, including but not limited to:

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
•
our ability to obtain and maintain sufficient, commercially advantageous, and timely third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors;
•
relative convenience and ease of administration;
•
the prevalence and severity of adverse events;
•
the effectiveness of our sales and marketing efforts;
•
unfavorable publicity; and
•
the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

In addition, because the active ingredient of ADX-2191 (methotrexate) is a generic drug, a generic manufacturer may be able to develop and market a competitive intravitreal formulation of methotrexate following expiration of commercial exclusivity mandated via certain orphan drug designations. Generic drug competition would have a material and adverse effect on the commercial potential of ADX-2191. Further, our ability to successfully commercialize ADX-2191, if approved, depends on a number of additional factors, including but not limited to, the level of enforcement by the FDA to ensure that compounded copies of commercially available FDA-approved products manufactured by compounding pharmacies, including compounded copies of ADX-2191, that may be in violation of the federal Drug Quality and Security Act (DQSA) and other relevant provisions of the United States Federal Food, Drug, and Cosmetic Act (FDCA), are not produced and dispensed to patients.

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect that ongoing initiatives in the United States will increase pressure on drug pricing. Such reforms could have an adverse effect on the pricing of and anticipated revenues from our current or future product candidates for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop drug candidates.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors, or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payors on the benefits of reproxalap or any of our other product candidates may require significant resources and may never be successful. In addition, our ability to successfully commercialize our product candidate will depend on our ability to manufacture our products, differentiate our products from competing products and defend the intellectual property of our products. Competitors with numerous approved products may be able to negotiate pricing and reimbursement that is substantially more advantageous than that which we will be able to negotiate.

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

We focus our research and product development on treatments for immune-mediated diseases. Our estimated addressable markets and market opportunities for our drug candidates are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence, and internally generated data and assumptions. We have not independently verified any third-party information and cannot be assured of its accuracy or completeness. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. In addition, our product candidates may not achieve commercial success due to market conditions or regulatory challenges.

Any of these factors may negatively affect our ability to generate revenues from sales of our product and our ability to achieve and maintain profitability, and as a consequence, our business may suffer. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business.

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
•
appropriate for the specific patient;
•
cost-effective, including cost effectiveness relative to existing contracts with other pharmaceutical companies; and
•
neither experimental nor investigational.

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

As a result of legislative proposals and the trend toward managed health care in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. Payors may also refuse to provide coverage of approved product candidates for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for use of newly approved drugs, which in turn could lower drug pricing. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations, larger companies contracting with payors to diminish reimbursement for competitive products, and additional legislative proposals as well as country, regional, or local healthcare budget limitations.

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

We may not be able to qualify for or obtain various designations from regulators that would have the potential to expedite the review process of one or more of our product candidates, and even if we do receive one or more of such designations there is no guarantee that they will ultimately expedite the process, or aid in our obtaining marketing approval or provide market exclusivity.

There exist several designations that we can apply for from the FDA and other regulators that would provide us with various combinations of the potential for expedited regulatory review, certain financial incentives as well as the potential for post-approval exclusivity for a period of time. These designations include but are not limited to orphan drug designation, breakthrough therapy designation, accelerated approval, fast track status, and priority review for our product candidates. We may seek one or more of these designations for our current and future product candidates. There can be no assurance that any of our other product candidates will qualify for any of these designations. There can also be no assurance that any of our product candidates, that do qualify for these designations, will be granted such designations or that the FDA will not revoke such a designation it grants at a later date. Further, there can be no assurance that any of our product candidates that are granted such designations will ever benefit from such designations or that the FDA would not withdraw such designations once granted. Were we to receive a designation that promised a period of market exclusivity, such as orphan drug exclusivity, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Further, with respect to orphan drug status, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective, or makes a major contribution to patient care.

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
•
We and our contract manufacturers must comply with the cGMP regulations and guidelines. We and our contract manufacturers may encounter difficulties in achieving quality control and quality assurance, and may experience shortages in qualified personnel. We and our contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or any delay, interruption, or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies, the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, and criminal prosecutions, any of which could damage our reputation or impair our ability to develop and commercialize our products. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

In order to conduct clinical trials of our drug candidates, we will need to manufacture them in large quantities. Quality issues may arise during scale-up activities. Our reliance on a limited number of Contract Manufacturing Organizations (CMOs), the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our drug candidates, and cause us to incur higher costs and prevent us from commercializing our drug candidates successfully. Furthermore, if our CMOs fail to deliver the required commercial quality and quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement CMOs capable of production in a timely manner at a substantially equivalent cost, then testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. In addition, failure of CMOs to comply with regulatory and quality requirements could delay manufacturing or the review of our marketing applications.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of PVR, PVRL, and retinitis pigmentosa, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. Current treatments that are used in the United States for dry eye disease include over the counter artificial tears, Restasis®, Xiidra®, CequaTM, Eysuvis®, and TyrvayaTM . In February 2022, the FDA approved the first generic versions of Restasis®, which is expected to become available in the U.S. in the near future. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

If we are unable to establish and maintain sales, distribution, and marketing capabilities or enter into agreements with third parties to market, sell, and distribute our product candidates, we may be unable to generate any revenues.

We have no sales or marketing infrastructure and have no experience as a Company in the sale, marketing or distribution of biopharmaceutical products. If reproxalap or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop and maintain internal sales, distribution, and marketing capabilities, some of which will be committed prior to any confirmation that reproxalap or any of our other product candidates will be approved.

We currently expect that we may build our own sales and marketing organization to support the commercialization in the United States of product candidates for which we receive marketing approval. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

If we are unable to establish our own sales and marketing capabilities and enter into arrangements with third parties to perform these services, our revenue from product sales and our profitability, if any, are likely to be lower than if we ourselves were to market and sell any products that we develop. In addition, we may not be successful in entering into arrangements with third parties to market and sell our drug candidates or may be unable to do so on terms that are acceptable to us. Any of these third parties may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates.

Current and future legislation may increase the difficulty and cost for us to obtain regulatory and marketing approval of and commercialize our product candidates, and may affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product.

Healthcare reform measures that may be adopted in the future, may result in reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, included in the Consolidated Appropriations Act, 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Department of Health and Human Services, the Department of Labor, and the Treasury. Additionally, both Congress and the Biden administration have each indicated willingness to continue to seek new legislative and/or administrative measures to address prescription drug costs. For example, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Congress has also continued to conduct inquiries into the prescription drug industry’s pricing practices.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. These include legislation and regulations regarding price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, legislative action designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing.

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the potential approval and marketing approvals of our drug candidates, if any, may be. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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
•
the availability of capital.

If the FDA or comparable foreign regulatory authorities approve generic versions of any of our product candidates that receive marketing approval, or such authorities do not grant our product candidates appropriate periods of data or market exclusivity before approving generic versions of our product candidates, the sales of our product candidates could be adversely affected.

Once an NDA is approved, the drug covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek marketing approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications (ANDAs) in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials demonstrating safety and efficacy. Rather, the applicant generally must show that its drug is pharmaceutically equivalent to the reference listed drug, in that it has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug, and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic drugs may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic drugs are generally able to offer drug products at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic drug.

The FDA may not approve an ANDA for a generic drug until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity, enforceability or non-infringement. The FDCA also provides three years of marketing exclusivity for a 505(b)(1) NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations other than bioavailability studies (e.g., investigations that support new indications, dosages, or strengths of an existing drug) were conducted or sponsored by the applicant and are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving competitor products for product candidates containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full 505(b)(1) NDA. Manufacturers may seek to launch these generic drugs following the expiration of the marketing exclusivity period, even if we still have patent protection for our drug.

In the EU and the UK, innovative medicinal products are authorized based on a full marketing authorization application (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product). Applications for marketing authorization for innovative medicinal products must contain the results of pharmaceutical tests, preclinical tests, and clinical trials conducted with the medicinal product for which marketing authorization is sought (and where applicable the result of the pediatric studies unless a waiver or a deferral has been obtained - as described further below). In the EU, these applications must be made pursuant to either Directive 2001/83/EC (for the decentralized procedure or the mutual recognition procedure) or Regulation 726/2004 (for the centralized procedure). In the UK, there are various procedures available under the new regulatory legal framework to pharmaceutical products, including the possibility of a recognized assessment conducted by the European authorities under certain circumstance or by applying directly to the UK regulatory authority (MHRA).

Where an applicant for a marketing authorization submits a full dossier containing its own pharmaceutical, pre-clinical tests and clinical trials data, and where the application does not fall within the "global marketing authorization" of an existing medicinal product, the applicant is entitled to eight years of regulatory data protection upon grant of the marketing authorization (the period starts to run from the first marketing authorization in the EU/ European Economic Area [EEA]). During this period, applicants for approval of generics or biosimilars cannot rely on data contained in the marketing authorization dossier submitted for the already authorized, or reference, medicinal product to support their application. After the expiration of the eight-year period of regulatory data protection, the reference medicinal product benefits from a further two-year period of marketing protection. During these two years of marketing protection, no generic or biosimilar medicinal product that relies upon the reference medicinal product’s dossier may be placed on the EU market, but a generic or biosimilar marketing authorization application can be submitted to the competent regulatory authorities in the EU Member States during this time. The two-year period of marketing protection can further be extended by one year if, during the first eight years of the grant of the first marketing authorization, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, even if a compound is considered to be a new active substance and the innovator is able to gain the period of regulatory data protection and marketing protection, provided that no other IP or regulatory exclusivities applied, another unrelated company could also apply for a marketing authorization and market another competing medicinal product for the same therapeutic indication if such company obtained its own marketing authorization based on a separate marketing authorization application based on a full self-standing scientific data package supporting the application. The period of regulatory data protection and marketing protection applies in the UK (running from the date of the first authorization in Great Britain).

In the EU, pursuant to Regulation 1901/2006, and in the UK pursuant to the Human Medicines Regulations 2012 (as amended), marketing authorization applications must include pediatric data based on pediatric investigation plans agreed with the EMA if the MAA concerns (i) a new active substance, or (ii) a new indication, pharmacological form, or route of administration (where the product is protected by a supplementary protection certificate or a patent qualifying for a supplementary certificate). Applicants may obtain waivers or deferrals to these requirements in certain circumstances (for example a waiver may be obtained if the condition only occurs in adult populations). Where required, pediatric studies must cover all sub-sets of the pediatric population for both existing and new indications, pharmacological forms and route of administrations. Limited further exclusions apply, including in relation to generic or biosimilar applications. Certain rewards may be available for completion of pediatric studies. For example, where MAAs include the results of all studies conducted in compliance with an agreed pediatric investigation plan, the holder of the patent or supplementary protection certificate may be entitled to a six-month extension to the supplementary protection certificate.

In order to obtain orphan designation in the EEA, the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.

Products receiving orphan designation in the EU may receive 10 years of orphan market exclusivity, which can be further extended by two years if pediatric studies have been conducted in accordance with an agreed pediatric investigational plan. Applications must first satisfy the orphan designation criteria and apply for orphan designation before making the application for marketing authorization. The applicant must then successfully maintain the orphan designation at the time of the marketing authorization application in order to qualify for 10 years of orphan market exclusivity. During this 10-year period, the competent authorities of the EU Member States and European Commission may not accept applications or grant marketing authorization for other similar medicinal products for the same orphan therapeutic indication. The protection afforded by orphan market exclusivity in the EU may, in some circumstances, be circumvented by competitor products which are demonstrated not to be "similar" or which are authorized for different therapeutic indications. There may be a risk that products may be prescribed "off-label" for the orphan therapeutic indication by healthcare professions in some EU Member States.

There are also three exceptions to the orphan market exclusivity principle. Marketing authorization may be granted to a similar medicinal product for the same orphan therapeutic indication if:

•
The second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective, or otherwise clinically superior;
•
The holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
•
The holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

An orphan product can also obtain an additional two years of orphan market exclusivity in the EU if the marketing authorization application contains the results of all pediatric studies conducted in accordance with and agreed pediatric investigation plan. The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation; for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity.

The UK’s regulatory legal framework provides for similar periods of protection, namely regulatory data protection, marketing protection and market exclusivity.

It is important to note that the regulatory protection afforded to medicinal product such as data exclusivity, marketing protection, market exclusivity for orphan indications, and pediatric extension are currently under review at EU level. It is expected that the protection currently afforded in the EU will be reduced in the years to come.

Competition that our product candidates may face from generic versions of our product candidates could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates. Our future revenues, profitability, and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in those product candidates may be substantially limited if our product candidates, if and when approved, are not afforded the appropriate periods of non-patent exclusivity.

Our operations and relationships with actual and potential customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, exclusions from government programs, contractual damages, and reputational harm, and could diminish our future profits and earnings.

Our arrangements with third-party payors, physicians, and other potential customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drug candidates for which we obtain marketing approval.

Applicable U.S. federal and state healthcare laws and regulations include the following:

•
the federal Anti-Kickback Statute, a criminal law, which prohibits, among other things, persons and entities from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, to induce or reward purchasing, leasing, ordering, or arranging for, referring, or recommending the purchase, lease, or order of any good or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the federal Anti-Kickback Statute can result in significant civil monetary penalties and criminal fines, as well as imprisonment and exclusion from participation in federal healthcare programs;
•
the federal civil False Claims Act, which may be enforced through civil whistleblower or qui tam actions and imposes significant civil penalties, treble damages, and potential exclusion from federal healthcare programs against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or for making a false record or statement material to an obligation to pay the federal government or for knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Further, a violation of the federal Anti-Kickback Statute can serve as a basis for liability under the federal civil False Claims Act. There is also the federal Criminal False Claims Act, which is similar to the federal Civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious, or fraudulent claim to the federal government;
•
the federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;
•
federal criminal statutes created by the Health Insurance Portability and Accountability Act (HIPAA), which impose criminal liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private insurance plans, or, in any matter involving a healthcare benefit program, for knowingly and willfully making materially false, fictitious, or fraudulent statements in connection with the delivery of or payment for health care benefits;
•
HIPAA, as amended by HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•
the FDCA which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use or misbranding or adulterating their products, and regulates the distribution of samples;
•
the federal and state laws that require pharmaceutical manufacturers to report certain calculated product pricing metrics to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of product coverage and reimbursement under federal healthcare programs
•
the federal Physician Payment Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, among others, to annually track and report payments and other transfers of value provided to U.S.-licensed physicians and teaching hospitals, and for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives, as well as certain ownership and investment interests held by physicians and their immediate families;
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to our business practices, including sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;
•
state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant compliance guidance promulgated by the federal government;
•
state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures;
•
other state laws that prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals; require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging; and certain state and local laws that require the registration of pharmaceutical sales representatives; and
•
state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties; damages; fines; imprisonment; exclusion of drug candidates from government-funded healthcare programs, such as Medicare and Medicaid; disgorgement; contractual damages; reputational harm; diminished profits and future earnings; and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may also be subject to criminal, civil, or administrative sanctions, including exclusions from government-funded healthcare programs. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause us to incur significant legal expenses and divert management’s attention from the operation of the business, even if such action is successfully defended.

Providing benefits or advantages to induce or reward improper performance generally to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance is governed by the national anti-bribery laws of EU Member States, and in respect of the U.K., the Bribery Act 2010. Infringement of these laws may result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, provides that, where medicinal products are being promoted to healthcare professionals, no gifts, pecuniary advantages, or benefits in kind may be supplied, offered or promised to such individuals unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision was transposed into the Human Medicines Regulations 2012 and as such remains applicable in the UK.

Payments made to physicians in certain EU Member States must be publicly disclosed. In addition, agreements with healthcare professionals must often be the subject of prior notification and approval by the healthcare professional’s employer, his or her competent professional organization, and/or the regulatory authorities of individual EU Member States. These requirements are set out in national laws, industry codes, or professional codes of conduct, applicable in the EU Member States and in the UK. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

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

Inadequate funding for the FDA, the SEC, and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels; ability to hire and retain key personnel and accept the payment of user fees; and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including as a result of or in response to the COVID-19 pandemic, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC, and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels; ability to hire and retain key personnel; and statutory, regulatory, and policy changes.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including budget and funding levels; ability to hire and retain key personnel; and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing and commercializing our products abroad and may limit our ability to generate revenue from product sales.

We intend to market and commercialize our product candidates internationally. To market and sell our drug candidates in jurisdictions outside the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals on a timely basis or non-compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs for us and could delay or prevent the introduction of our drug candidates in certain countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any jurisdiction, which would materially impair our ability to generate revenue.

The UK's exit from the EU continues to create political and economic uncertainty, particularly in the UK and the EU. The UK is now being treated as a "third country" by the EU and new UK legislation has taken effect. This means that some regulatory activities, such as batch testing and Qualified Person certification conducted in Great Britain is no longer recognized in the EU. However, the UK and EU have concluded a Trade and Cooperation Agreement (TCA), which has been approved by the UK Parliament, European Council and European Parliament and has limited the disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of cGMP inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as "retained EU law." By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence to the regulation of medicines (although divergence has appeared in some areas). However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market - adding an extra layer of regulatory complexity. As companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). The UK government is currently trying to renegotiate fundamental aspects of the NIP so this is an unpredictable area for companies in the near future. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree to a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see below). If we fail to comply with the regulatory requirements in international markets and thus receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our drug candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our drug candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that drug candidate and our business prospects could decline.

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
•
loss of revenue;
•
the inability to continue to develop or commercialize reproxalap or our other product candidates; or
•
a decline in our stock price.

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

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws, and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, or other remedial measures and legal expenses, any of which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (FCPA), the Bribery Act and other anticorruption laws that apply in countries where we do business and may do business in the future. The FCPA, the Bribery Act, and other laws generally prohibit us, our officers, and our employees, and intermediaries from bribing, being bribed, or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA or Bribery Act violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, the Bribery Act, or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We also are subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States, UK, and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, and currency exchange regulations, which we collectively refer to as Trade Control Laws.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, the Bribery Act, or other legal requirements including Trade Control Laws. If we are not in compliance with the FCPA, the Bribery Act, and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, legal expenses, disgorgement, and other sanctions and remedial measures, which could have an adverse impact on our business, financial condition, results of operations, or liquidity. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Likewise, any investigation of any potential violations of the FCPA; the Bribery Act; or other anti-corruption laws or Trade Control Laws by U.S., U.K., or other authorities also could have an adverse impact on our reputation, our business, results of operations, or financial condition.

Risks Related to our Reliance on Third Parties

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development and supply of reproxalap and our other product candidates.

As of December 31, 2021, we had only 12 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

In addition, during challenging and uncertain economic environments, in tight credit markets and during public health epidemics, such as the COVID-19 pandemic, and with the political uncertainty involving Russia and Ukraine, there may be a disruption or delay in the performance of our third party contractors, suppliers, or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected.

We rely on third parties to conduct our clinical trials. If any third party does not meet our deadlines or otherwise conduct the trials as required and in accordance with regulations, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates when expected, or at all.

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

We currently anticipate that part of our strategy for pursuing the wide range of indications potentially addressed by our product candidates will involve investigator-initiated clinical trials. Investigator-initiated clinical trials pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our internal clinical trials. While investigator-initiated trials may provide us with clinical data that can inform our future development strategy, we generally have less control over the conduct and design of the trials. Because we are not the sponsors of investigator-initiated trials, we do not control the protocols, administration, or conduct of the trials, including follow-up with patients and ongoing collection of data after treatment. As a result, we are subject to risks associated with the way investigator-initiated trials are conducted. In particular, we may be named in lawsuits that would lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues, and difficulties or differences in interpreting data. Third-party investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-initiated clinical trials could have a material adverse effect on our prospects and the perception of our product candidates. As a result, our lack of control over the conduct and timing of, and communications with the FDA regarding, investigator-sponsored trials expose us to additional risks and uncertainties, many of which are outside our control, and the occurrence of which could adversely affect the commercial prospects for our product candidates.

We rely completely on third parties to supply drug substance and manufacture drug product for our clinical trials and preclinical studies. We intend to rely on other third parties to produce commercial supplies of product candidates, and our dependence on third parties could adversely impact our business.

We are completely dependent on third-party suppliers of the drug substance and drug product for our product candidates. If third-party suppliers do not supply sufficient quantities of materials to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, there could be a significant interruption of our supplies, which would adversely affect clinical development and commercialization. Furthermore, if any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications within regulatory requirements, we will not be able to secure and/or maintain regulatory approval, if any, for our product candidates.

We also rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. We do not have any control over the process or timing of the acquisition of raw materials by our contract manufacturers. Moreover, we currently do not have agreements in place for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial, including as a result of the COVID-19 pandemic or the conflict between Russia and Ukraine, could considerably delay completion of that clinical trial, product candidate testing, and potential regulatory approval of that product candidate.

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

We have in the past chosen, and may in the future choose, to enter into development or other strategic partnerships, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners and the negotiation process is time consuming and complex. Moreover, we may not be successful in our efforts to establish other development partnerships or other alternative arrangements for any of our product candidates or programs because our research and development pipeline may be insufficient, our product candidates or programs may be deemed to be at too early a stage of development for collaborative effort, and/or third parties may not view our product candidates or programs as having the requisite commercial or technical potential. Even if we are successful in our efforts to establish development or commercial partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are below expectations. Any delay in entering into development partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce competitiveness, if approved.

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

Risks Relating to Our Intellectual Property

Our success depends on our and our licensors' ability to protect our intellectual property and our proprietary technologies.

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

Composition-of-matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. While we have issued composition-of-matter patents in the United States and other countries for reproxalap and other product candidates, we cannot be certain that the claims in our patent applications covering composition-of-matter of early stage candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute. In addition, there are possibly treatment compositions and methods that we have not conceived of or attempted to patent, and other parties may discover and patent approaches and compositions that are similar to or different from ours.

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
•
cause development or commercialization delays;
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

While we have issued composition-of-matter patents covering reproxalap and certain of our other product candidates in the United States and other countries, filing, prosecuting, and defending patents on reproxalap and our other product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive and of significantly shorter duration than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and, further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks Related to Our Common Stock

In the absence of an active trading market for our common stock, investors may not be able to resell their shares at or above the price at which they purchased them.

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
•
our ability to enroll and retain patients in our clinical trials;
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
•
trading volume of our common stock;
•
general economic, industry, regional or larger scale conflicts or geo-political actions, and market conditions other events or factors, many of which are beyond our control, including frequent and dramatic fluctuations in industry indexes that may contain or influence our stock;
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

As of December 31, 2021, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 29% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

As a public company, and particularly if and after we cease to be a “smaller reporting company,” we incur significant legal, accounting, and other expenses that we did not incur as a private company. We ceased to be an “emerging growth company,” as defined in the JOBS Act, on December 31, 2019. As a result, we expect to incur additional expenses and to devote increased management time toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may result in substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If public company rules and regulations divert the attention of our management and personnel from other business concerns, our business, financial condition, and results of operations could be adversely affected. Increased costs associated with public company expenses will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, public company rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, the cost of which has continued to rise in recent years, and thus we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements, the impact of which could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To continue to comply with the requirements of being a reporting company under the Exchange Act, we will be required to continue to upgrade and maintain our systems including information technology; implement and maintain additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. Furthermore, we rely on third-parties, including software and system providers, for ensuring our reporting obligations and effective internal controls, and to the extent these third parties fail to provide adequate service including as a result of any inability to scale to handle our growth and the imposition of these increased reporting and internal controls and procedures, we could incur material costs for upgrading or switching systems and our business could be materially affected.

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

Our restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are located in Lexington, Massachusetts. As of December 31, 2021, we had leased approximately 9,351 square feet of office space pursuant to leases that expire in 2023. Management believes that this office space is suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the lease, additional or alternative space will be available at commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We currently are not a party to any threatened or pending material litigation and do not have contingency reserves established for any litigation liabilities. However, third parties might allege that we are infringing their patent rights or that we are otherwise violating their intellectual property rights, including trade names and trademarks. Such third parties may resort to litigation. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders of Record

As of December 31, 2021, there were 25 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this annual report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

ITEM 6. [RESERVED]

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

Overview

We are a biotechnology company devoted to discovering and developing innovative therapies designed to treat immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease (DED) and allergic conjunctivitis (AC). We have additional product candidates in development for autoimmune diseases and other immune-mediated diseases, as well as for proliferative vitreoretinopathy (PVR) and other retinal diseases. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

Our lead product candidate reproxalap is a RASP (reactive aldehyde species) modulator that has demonstrated statistically significant and clinically relevant improvements across a number of Phase 2 and Phase 3 clinical trials in DED and AC when administered topically to the eye as an ophthalmic solution. Additionally, in a Phase 1 clinical trial, ADX-629, a first-in-class orally available RASP modulator, was well-tolerated and no treatment-related adverse events were observed. Relative to subjects treated with placebo, reduction in the commonly described pro-inflammatory RASP malondialdehyde was observed in ADX-629 treated subjects. A growing body of clinical evidence supports the potential and relevance of RASP modulation as a new and differentiated mechanism of action. We have discovered and are developing additional RASP modulator. The RASP modulator platform represents a unique and novel pharmacologic approach that, unlike almost all drugs in use today, does not directly inhibit or activate a particular protein but instead targets a family of small molecules that in turn affect the activity and structure of many proteins at once. RASP modulation, therefore, has the potential to down-regulate pro-inflammatory systems or groups of proteins, and may lead to multiple beneficial clinical effects while avoiding toxicity associated with single-target inhibition or activation.

As we continue to execute on our strategy of expanding our product candidate pipeline, we may license or acquire new immune-modulating approaches with novel therapeutic potential. In January 2019, we acquired Helio Vision, Inc. (Helio) and thereby obtained rights to ADX-2191, a vitreous-compatible methotrexate formulation for intraocular injection, a serious sight-threatening retinal disease with no approved treatment and primary vitreoretinal lymphoma (PVRL), a rare cancer with no approved treatment. In addition, in December 2016, we in-licensed ADX-1612, which inhibits the protein chaperome, a mechanistically differentiated approach for the potential treatment of inflammatory diseases. In the future, we may enter into additional partnerships that facilitate the development and commercialization of our product candidates.

Since our incorporation, we have devoted substantially all of our resources to the preclinical and clinical development of our product candidates. Our ability to generate revenues largely depends upon our ability, alone or with others, to complete development of our product candidates to obtain regulatory approvals for and to manufacture, market, and sell our product candidates. The results of our operations will vary significantly from year-to-year and quarter-to-quarter, and depend on a number of factors, including risks related to our business and industry, risks relating to intellectual property and other legal matters, risks related to our common stock, and other risks that are detailed in the section of this annual report on Form 10-K entitled “Risk Factors".

In December 2018, we entered into an Open Market Sale Agreement SM (2018 Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we offered and sold, shares of our common stock, for aggregate sales proceeds of $50.0 million from time to time through Jefferies. During the year ended December 31, 2020, we sold, at a volume-weighted average price of $4.62, an aggregate of 9.4 million shares of common stock and received $40.7 million after deducting commissions related to the 2018 Jefferies Sales Agreement and other offering costs. As of December 31, 2020, we had sold the maximum allowable amount and no further sales may be made under the 2018 Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been drawn-down as of December 31, 2021. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the consolidated financial statements contained in this annual report on Form 10-K. As of December 31, 2021, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

In January 2021, we sold 7.9 million shares of our common stock in an underwritten public offering at $9.50 per share, for an aggregate gross cash purchase price of $74.7 million or proceeds of $70.0 million after underwriters’ discount, commissions, and other offering expenses.

In March 2021, we entered into an Open Market Sales Agreement SM (2021 Jefferies Sales Agreement) with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of December 31, 2021.

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

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of our product candidates and, subject to regulatory approval, if any, the commercialization of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. In addition, as capital resources permit, we may augment or otherwise modify the clinical development plans described herein. However, any disruption in the capital markets caused by the COVID-19 pandemic could make any financing more challenging, and there can be no assurance that we will be able to raise capital on commercially reasonable terms or at all.

Our Agreement with Madrigal

We are developing ADX-1612 pursuant to a License Agreement with Madrigal Pharmaceuticals, Inc. (Madrigal), entered into on December 26, 2016 (Madrigal Agreement). Pursuant to the Madrigal Agreement, we obtained an exclusive, worldwide license from Madrigal under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize Hsp90 inhibitors, including ADX-1612 (investigated in oncology under the name ganetespib), (collectively, Madrigal Agreement Products). We have agreed to use our commercially reasonable efforts to develop Madrigal Agreement Products.

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

Our Agreement with MEEI

We are developing ADX-2191 pursuant to an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (MEEI) originally entered into in July 2016 between MEEI and Helio Vision, Inc., as amended, (MEEI Agreement). We assumed the MEEI Agreement in connection with our 2019 acquisition of Helio Vision.

Pursuant and subject to the MEEI Agreement, we obtained an exclusive, worldwide license from MEEI to develop and commercialize ADX-2191 under certain patents and patent applications, and other licenses to intellectual property (MEEI Patent Rights). We have agreed to use our commercially reasonable efforts to develop ADX-2191 and to meet certain specified effort and achievement benchmarks by certain dates.

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

Our Acquisition of Helio Vision, Inc.

On January 28, 2019, we acquired Helio. Upon the closing of the acquisition, we issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. In January 2021, pursuant to the terms of the acquisition agreement, we issued an additional 246,562 shares of common stock to the former securityholders of Helio. Subject to the conditions of the acquisition agreement, we are contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of PVR or a substantially similar label prior to the 10th anniversary of the closing date; and (b) $2.5 million of common stock following FDA of a new drug approval application for an indication (other than PVR or a substantially similar label) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of common stock in the aggregate. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

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

General and administrative expenses

Our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees during the years ended December 31, 2021 and 2020. Other general and administrative expenses include professional fees for auditing, tax, and legal services, including patent related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintain compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the year ended December 31, 2021, comprehensive loss is equal to our net loss of $57.8 million and no unrealized loss on marketable securities. For the year ended December 31, 2020, comprehensive loss is equal to our net loss of $37.6 million and a realized loss on marketable securities of $5.9 thousand.

Critical Accounting Estimates

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

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, on all aspects of our business, including how the pandemic continues to impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations. For example, patient enrollment in our GUARD trial was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the year ended December 31, 2021, we are unable to predict the ultimate impact that the pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, including the emergence and spread of variants of COVID-19, and actions by government authorities to contain the outbreak. Furthermore, the impact of a potential worsening of global economic conditions and the effects of continued disruptions to and volatility in the financial markets remains unknown.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2021, we had federal and state income tax net operating loss (NOL) carryforwards of approximately $226.0 million and $219.0 million, respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards will expire at various dates through 2041. Federal NOLs generated during the years ended December 31, 2018 and thereafter will carry forward indefinitely. As of December 31, 2021, we had federal and state research and development tax credit carryforwards of approximately $6.9 million and $1.6 million, respectively, which will expire at various dates through 2041. Additionally, as of December 31, 2021, we had a federal orphan drug tax credit carryforward of approximately $1.0 million that expires in 2041.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2020 that three ownership changes occurred since inception, and that a fourth ownership change was triggered during the year ended December 31, 2021. Management believes that its aggregate Section 382 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations.

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

Comparison of Years Ended December 31, 2021 and 2020

Net loss. Net loss for the years ended December 31, 2021 and 2020 was approximately $57.8 million and $37.6 million, respectively. As of December 31, 2021, we had total stockholders’ equity of $205.7 million. Losses have resulted principally from costs incurred in our clinical trials and other research and development programs, amortization costs of founders’ stock related to the acquisition of Helio in January 2019, and from our general and administrative expenses.

Research and development expenses. Research and development expenses were $44.9 million for the year ended December 31, 2021 compared to $24.7 million for the same period in 2020. The increase of $20.2 million is primarily related to an increase in our external research and development expenditures based on planned clinical activities, partially offset by decreases in personnel related costs and $1.2 million in non-cash compensation costs in 2020 related to a portion of a contingent milestone in the Helio agreement that was recognized at December 31, 2020 and was settled in the first quarter of 2021.

General and administrative expenses. General and administrative expenses were $11.3 million for the year ended December 31, 2021, compared to $10.0 million for the year ended December 31, 2020. The increase of approximately $1.3 million is primarily related to increases in legal expenses, insurance costs, and consulting fees.

Acquired in-process research and development expenses. Acquired in-process research and development expenses were nil for the year ended December 31, 2021, compared to $1.8 million for the year ended December 31, 2020. The $1.8 million recorded during the year ended December 31, 2020 of in-process research and development expenses was associated with the January 2019 acquisition of Helio. At December 31, 2020, a contingent milestone related to Helio was determined to be probable and estimable, and we recorded $1.8 million of acquired in-process research and development expense related to a portion of the non-cash compensation costs that occurred as a result of the contingent milestone, which was settled in the first quarter of 2021.

Other income (expense). Total other income (expense) was approximately ($1.6) million for the year ended December 31, 2021, compared to ($1.6) million for the year ended December 31, 2020. Total other income (expense), for both periods, was principally comprised of interest income and interest expense.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At December 31, 2021, we had total stockholders’ equity of approximately $205.7 million and cash and cash equivalents of $229.8 million. During the year ended December 31, 2021, we had net loss of approximately $57.8 million. We expect to generate operating losses for the foreseeable future.

In December 2018, we entered into an Open Market Sale Agreement SM (2018 Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we offered and sold, shares of our common stock for aggregate sales proceeds of $50.0 million from time to time through Jefferies. From January 1, 2020 through December 31, 2020, we sold, at a volume-weighted average price of $4.62, an aggregate of 9.4 million shares of common stock with net proceeds of $40.7 million after deducting commissions related to the 2018 Jefferies Sales Agreement and other offering costs. As of December 31, 2020, we had sold the maximum allowable amount and no further sales may be made under the 2018 Jefferies Sales Agreement.

In January 2021, we closed an underwritten public offering in which we sold an aggregate of 7.9 million shares of common stock at $9.50 per share. The net proceeds of the offering were approximately $70.0 million, after deducting underwriting discounts, commissions, and other offering expenses.

In March 2021, we entered into an Open Market Sales Agreement SM (2021 Jefferies Sales Agreement) with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of December 31, 2021.

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

In March 2019, we entered into the Hercules Credit Facility (Loan and Security Agreement), pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan and Security Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche and the 2021 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. On April 20, 2021, we entered into the First Amendment (First Amendment) to Loan and Security Agreement with Hercules. The First Amendment among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement to the greater of (a) the Prime Rate plus 3.10% or (b) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. As of December 31, 2021, we had not satisfied the funding conditions for the Fourth Loan Tranche.

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of December 31, 2021, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

Following the effective time of the First Amendment, an aggregate of $35.0 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to us for borrowing, $15.0 million of which was funded prior to the date of the First Amendment.

Based on our current operating plan, we believe that our cash and cash equivalents, as of December 31, 2021, will be sufficient to fund our currently projected operating expenses through the end of 2023, including potential NDA submissions; initial commercialization of reproxalap, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities, commercialize our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

We will continue to incur costs as a public company including, but not limited to, costs and expenses for directors fees; increased directors and officers insurance; investor relations fees; expenses for compliance with the Sarbanes-Oxley Act of 2002 and related to rules implemented by the SEC and Nasdaq, on which our common stock is listed; and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls. The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(42,555,907)	$(37,493,455)
Net cash (used in) provided by investing activities	(7,806)	29,023,910
Net cash provided by financing activities	194,496,391	41,902,026
Net increase in cash and cash equivalents	$151,932,678	$33,432,481

Operating Activities. Net cash used in operating activities was $42.6 million in 2021, compared to net cash used in operating activities of $37.5 million in 2020. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for 2021 as compared to 2020 was primarily due to the timing of payments for research and development expenses in both years and higher research and development expenses in 2021.

Investing Activities. Net cash (used in) provided by investing activities in 2021 was ($7.8) thousand, related primarily to purchases of fixed assets. Net cash provided by investing activities in 2020 of $29.0 million, related primarily to the sales and maturities of marketable securities partially offset by the purchase of marketable securities.

Financing Activities. Net cash provided by financing activities was $194.5 million for the year ended December 31, 2021, related primarily to the January and May 2021 public offerings, under which we sold an aggregate of 18.1 million shares of our common stock with net proceeds of $189.8 million after deducting commissions and other offering costs. In addition, we received $4.6 million from the proceeds from the exercise of stock options during 2021. Net cash provided by financing activities of $41.9 million for year ended 2020, related primarily the 2018 Jefferies Sales Agreement, under which we sold an aggregate of 9.4 million shares of our common stock resulting in $40.7 million in net proceeds after deducting commissions and other offering costs, and proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements. Through December 31, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates

Our exposure to market risk is currently confined to our cash, our cash equivalents, our marketable securities (if any) and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 8.60% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of December 31, 2021, $15.0 million was outstanding under the Hercules Credit Facility.

Effects of inflation

Inflation has not had a material impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is contained on pages 105 through 129 of this annual report on Form 10-K and is incorporated herein by reference.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on the assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Attestation Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed given we are neither an accelerated or large accelerated filer.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2021 (Proxy Statement), and is incorporated in this annual report on Form 10-K by reference.

Code of Ethics and Business Conduct

Our board of directors adopted a code of ethics and business conduct that applies to each of our directors, officers and employees. The full text of our code of business conduct is posted on the Corporate Governance portion of our website at http://ir.aldeyra.com/corporate-governance. Any waiver of the code of ethics and business conduct for an executive officer or director may be granted only by our board of directors or a committee thereof and must be timely disclosed as required by applicable law. We have implemented whistleblower procedures that establish format protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to the audit committee.

ITEM 11. Executive Compensation

Other than with respect to the Securities Authorized for Issuance under Equity Incentive Plans contained in Item 12 below, the information required by this item will be contained in the Proxy Statement and is incorporated in this annual report on Form 10-K by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information as of December 31, 2021, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2013 Equity Incentive Plan (2013 Plan), 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan), and our 2016 Employee Stock Purchase Plan (2016 ESPP).

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	5,124,125	(1)	$6.73	(2)	4,277,860	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	5,124,125	(1)	$6.73	(2)	4,277,860	(3)

(1)
Of these shares, 501,255 were underlying then outstanding restricted stock unit awards and 4,224,323 were subject to options then outstanding under the 2013 Plan, 398,547 were subject to options then outstanding under the 2010 Plan.

(2)
Does not take into account restricted stock units, which have no exercise price.
(3)
Represents 3,044,303 shares of common stock available for issuance under our 2013 Plan and 1,233,557 shares of common stock available for issuance under our 2016 ESPP. No shares are available for future issuance under the 2010 Plan. Our 2013 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lower of: (1) 6% of the total number of shares of common stock outstanding at that time; or (2) such other amount as our board of directors may determine. Our 2016 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lesser of: (1) 1% of the shares of common stock outstanding at that time; and (2) such other amount as our board of directors may determine. On January 1, 2022, an additional 3,485,526 shares became available for future issuance under the 2013 Plan and an additional 580,921 shares became available for future issuance under the 2016 ESPP. The additional shares from the annual increase on January 1, 2022 are not included in the table above.

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

4.1

Specimen stock certificate evidencing the shares of common stock (filed as Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

4.2

Amended & Restated Investor Rights Agreement dated as of December 20, 2012 (filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

4.3

Description of Securities (filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (as filed on March 12, 2020, and incorporated herein by reference))

10.1

Form of Indemnity Agreement for Directors and Officers (filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.2†

Offer Letter, effective as of August 1, 2013, between the Registrant and Todd C. Brady, M.D., Ph.D. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 6, 2014, and incorporated herein by reference)

10.3†

Offer Letter, effective November 29, 2013 between the Registrant and Todd C. Brady, M.D., Ph.D. (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 6, 2014, and incorporated herein by reference)

10.3(a)†

Offer Letter Amendment, effective February 19, 2014 between the Registrant and Todd C. Brady, M.D., Ph.D. (filed as Exhibit 10.4(a) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.4†

2010 Employee, Director and Consultant Equity Incentive Plan, as amended, and form of option agreement thereunder (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on January 6, 2014, and incorporated herein by reference)

10.5†

2013 Equity Incentive Plan and form of option agreement thereunder (filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.5(a)†

Form Notice of Stock Option Grant under the 2013 Equity Incentive Plan (filed as Exhibit 10.8(a) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.5(b)†

Form Notice of Stock Unit Award under the 2013 Equity Incentive Plan (filed as Exhibit 10.8(b) to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-193204), as filed on March 17, 2014, and incorporated herein by reference)

10.6

Sublease dated September 12, 2014 between the Registrant and MacLean Power L.L.C. (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (as filed on November 12, 2014, and incorporated herein by reference))

10.7

Sublease dated as of March 7, 2016 between Planck, LLC and the Registrant and Master Lease dated June 3, 2014 between WLC Three VI, L.L.C. and Plank, LLC (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (as filed on March 30, 2016, and incorporated herein by reference))

10.8†	Aldeyra Management Cash Incentive Plan (filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K as filed on March 18, 2016, and incorporated herein by reference)

10.9†

Aldeyra Therapeutics, Inc. Amended and Restated Change in Control Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (as filed on August 5, 2021, and incorporated herein by reference))

10.10

Lease Agreement by and between WLC Three VI, L.L.C. and the Registrant, dated as of September 11, 2017 (filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (as filed on November 9, 2017, and incorporated herein by reference))

10.11

First Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of November 27, 2017 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (as filed on March 29, 2018, and incorporated herein by reference)).

10.12

Second Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of October 7, 2020 (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (as filed on November 5, 2020 and incorporated herein by reference)).

10.13

Third Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of August 12, 2021 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (as filed on October 26, 2021 and incorporated herein by reference)).

10.14†

Amendment No. 1 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q (as filed on August 10, 2016, and incorporated herein by reference))

10.15†

Amendment No. 2 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.29 to the Registrant’s Quarterly Form 10-Q (as filed on August 9, 2018, and incorporated herein by reference))

10.16†

Offer Letter, effective as of July 30, 2018, between the Registrant and Joshua Reed (filed as Exhibit 10.30 to the Registrant’s Quarterly Form 10-Q (as filed on November 14, 2018, and incorporated herein by reference))

10.17†

Aldeyra Therapeutics, Inc. 2016 Employee Stock Purchase Plan (filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q (as filed on August 10, 2016, and incorporated herein by reference))

10.18

Agreement and Plan of Merger, dated as of January 24, 2019, by and among Aldeyra Therapeutics, Inc., Helio Vision, Inc., Halo Merger Sub, Inc., Halo Merger Sub, LLC and Josef von Rickenbach, as the Securityholder Representative (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (as filed on January 29, 2019, and incorporated herein by reference))

10.19†*	Offer Letter, effective as of October 21, 2015, between the Registrant and Stephen Machatha, Ph.D.

10.19(a)†*	Offer Letter Amendment No. 1, effective as of January 1, 2018, between the Registrant and Stephen Machatha, Ph.D.

10.19(b)†*	Offer Letter Amendment No. 2, effective as of March 23, 2021, between the Registrant and Stephen Machatha, Ph.D.

10.20‡

License Agreement, dated as of December 26, 2016, by and between Registrant and Madrigal Pharmaceuticals, Inc. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (as filed on September 25, 2018, and incorporated herein by reference))

10.21

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

10.22

First Amendment to Loan and Security Agreement, dated April 20, 2021, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 21, 2021, and incorporated herein by reference).

10.23**

Exclusive License Agreement, effective as of July 7, 2016, between the Massachusetts Eye and Ear Infirmary and Helio Vision, Inc. (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (as filed on March 12, 2020, and incorporated herein by reference))

10.24**

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

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Commonwealth of Massachusetts, on March 17, 2022.

ALDEYRA THERAPEUTICS, INC.

By:	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd C. Brady, M.D., Ph.D.	Chief Executive Officer and Director	March 17, 2022
Todd C. Brady, M.D., Ph.D.	(principal executive officer)

/s/ Joshua Reed	Chief Financial Officer	March 17, 2022
Joshua Reed	(principal financial and accounting officer)

/s/ Richard H. Douglas, Ph. D.	Chairman of the Board of Directors	March 17, 2022
Richard H. Douglas, Ph.D.

/s/ Ben Bronstein, M.D.	Director	March 17, 2022
Ben Bronstein, M.D.

/s/ Martin J. Joyce	Director	March 17, 2022
Martin J. Joyce

/s/ Nancy Miller-Rich	Director	March 17, 2022
Nancy Miller-Rich

/s/ Gary Phillips, M.D.	Director	March 17, 2022
Gary Phillips, M.D.

/s/ Neal Walker, D.O.	Director	March 17, 2022
Neal Walker, D.O.

ALDEYRA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Aldeyra Therapeutics, Inc.

Lexington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aldeyra Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Accrual for Research and Development Costs Related to Clinical Trial Activities

As described in Note 2 and disclosed in Note 8 to the consolidated financial statements, the Company’s accrued research and development costs balance was $8.4 million at December 31, 2021. This accrual includes liabilities for clinical trial activities including clinical studies. Clinical studies are primarily managed internally, with the assistance of third-party service providers, including contract research organizations. The accrual for clinical trial activities is based on an estimate of the percentage of activities completed to date, contractual rates, and amounts invoiced and paid to date.

We identified the assessment of the accrual for research and development costs related to clinical trial activities as a critical audit matter. The determination of the percentage of activities completed to date requires subjective estimates based on discussions with and reports provided by the contract research organizations, oversight of the activities, and the overall project budgets. Testing of the estimates required a higher degree of auditor judgment to evaluate and changes to the estimates could have a significant impact on the amount of accrued clinical trial expenses recorded by the Company.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating management’s process for estimating the accrual for clinical trial activities including estimating the activities completed to date and the associated cost incurred for the clinical trial activities.
•
For certain contract research organizations, we tested the completeness and accuracy of the underlying billing information received from the contract research organizations used in determining the clinical trial accrual, including corroborating with invoices received and payments made by the Company to the contract research organizations.
•
For certain clinical trial studies, we assessed the Company's estimates of the activities completed to date by (i) inspecting original contract terms and change orders including the expected timeline for the related study, (ii) obtaining third party reports detailing site visit information, and (iii) confirming clinical trial progress directly with the contract research organizations and comparing the reported amounts to the Company's estimates.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

March 17, 2022

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$104,790,989	$52,858,311
Cash equivalent - reverse repurchase agreements	125,000,000	25,000,000
Marketable securities	—	—
Prepaid expenses and other current assets	2,961,781	5,200,957
Total current assets	232,752,770	83,059,268
Fixed assets, net	32,487	59,925
Right-of-use assets	351,863	233,310
Total assets	$233,137,120	$83,352,503
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,019,702	$381,638
Accrued expenses	10,523,353	8,134,765
Current portion of long-term debt	—	3,659,776
Current portion of operating lease liabilities	229,607	233,310
Total current liabilities	11,772,662	12,409,489
Operating lease liabilities, long-term	125,232	-
Long-term debt, net of current portion	15,503,703	11,434,456
Total liabilities	27,401,597	23,843,945
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 58,081,215 and 38,667,491 shares issued and outstanding, respectively	58,081	38,667
Additional paid-in capital	500,369,444	296,385,619
Accumulated other comprehensive income	—	—
Accumulated deficit	(294,692,002)	(236,915,728)
Total stockholders’ equity	205,735,523	59,508,558
Total liabilities and stockholders’ equity	$233,137,120	$83,352,503

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2021	2020
Operating expenses:
Research and development	$44,936,532	$24,681,301
Acquired in-process research and development	—	1,754,265
General and administrative	11,283,004	9,985,454
Loss from operations	(56,219,536)	(36,421,020)
Other income (expense):
Interest income	185,363	292,224
Interest expense	(1,742,101)	(1,904,198)
Total other income (expense), net	(1,556,738)	(1,611,974)
Loss before income taxes	(57,776,274)	(38,032,994)
Income tax benefit	—	479,265
Net loss	$(57,776,274)	$(37,553,729)
Net loss per share - basic and diluted	$(1.07)	$(1.11)
Weighted average common shares outstanding - basic and diluted	54,042,103	33,965,955

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2021	2020
Net loss	$(57,776,274)	$(37,553,729)
Other comprehensive loss:
Unrealized loss on marketable securities	—	(5,866)
Total other comprehensive loss	$—	$(5,866)
Comprehensive loss	$(57,776,274)	$(37,559,595)

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2019	28,656,832	$28,657	$247,409,793	$5,866	$(199,361,999)	$48,082,317
Stock-based compensation	—	—	7,083,810	—	—	7,083,810
Release of restrictions on Helio founders’ shares	273,616	273	(273)	—	—	—
Issuance of common stock, net of issuance costs	9,351,749	9,352	40,707,192	—	—	40,716,544
Issuance of common stock, exercise of stock options	219,244	219	1,058,297	—	—	1,058,516
Issuance of common stock, employee stock purchase plan	30,254	30	126,936	—	—	126,966
Issuance of common stock, vested restricted stock awards	135,796	136	(136)	—	—	—
Other comprehensive loss	—	—	—	(5,866)	—	(5,866)
Net loss	—	—	—	—	(37,553,729)	(37,553,729)
Balance, December 31, 2020	38,667,491	38,667	296,385,619	—	(236,915,728)	59,508,558
Stock-based compensation	—	—	7,006,857	—	—	7,006,857
Release of restrictions on Helio founders’ shares	141,965	142	(142)	—	—	—
Issuance of common stock, net of issuance costs	18,091,947	18,092	189,793,519	—	—	189,811,611
Issuance of common stock, exercise of stock options	634,214	634	4,622,617	—	—	4,623,251
Issuance of common stock, employee stock purchase plan	12,092	12	61,517	—	—	61,529
Issuance of common stock, vested restricted stock awards	286,944	287	(287)	—	—	—
Issuance of common stock in connection with Helio Vision, Inc. acquisition milestone	246,562	247	2,499,744	—	—	2,499,991
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(57,776,274)	(57,776,274)
Balance, December 31, 2021	58,081,215	$58,081	$500,369,444	$—	$(294,692,002)	$205,735,523

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,776,274)	$(37,553,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	1,754,265
Deferred taxes	—	(479,265)
Stock-based compensation	7,108,027	7,083,810
Non-cash interest expense	409,471	566,020
Net amortization of premium on debt securities available for sale	—	(91,231)
Depreciation and amortization	264,180	56,221
Change in assets and liabilities:
Prepaid expenses and other current assets	2,239,176	(3,396,507)
Accounts payable	638,064	(426,664)
Accrued expenses and other liabilities	4,561,449	(5,006,375)
Net cash used in operating activities	(42,555,907)	(37,493,455)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	(7,806)	—
Purchases of marketable securities	—	(5,776,090)
Sales of marketable securities	—	34,800,000
Net cash (used in) provided by investing activities	(7,806)	29,023,910
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	189,811,611	40,716,544
Proceeds from exercise of stock options	4,623,251	1,058,516
Proceeds from employee stock purchase plan	61,529	126,966
Net cash provided by financing activities	194,496,391	41,902,026
NET INCREASE IN CASH AND CASH EQUIVALENTS	151,932,678	33,432,481
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77,858,311	44,425,830
CASH AND CASH EQUIVALENTS, END OF PERIOD	$229,790,989	$77,858,311
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,337,083	$1,387,750
SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Common stock issued in connection with Helio Vision, Inc. acquisition milestone	$2,499,991	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (Aldeyra, Company, we, us and our) was incorporated in the state of Delaware on August 13, 2004 as Neuron Systems, Inc. On December 20, 2012, the Company changed its name to Aldexa Therapeutics, Inc. and, on March 17, 2014, the Company changed its name to Aldeyra Therapeutics, Inc. Aldeyra, together with its wholly-owned subsidiaries, is developing and commercializing next-generation medicines to improve the lives of patients with immune-mediated diseases.

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

Based on its current operating plan, the Company believes that its cash and cash equivalents as of December 31, 2021, will be sufficient to fund the Company's currently projected operating expenses through the end of 2023, including potential new drug application (NDA) submissions; initial commercialization of reproxalap, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete the Company’s clinical trials may be delayed. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates – The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions, including fair value estimates for investments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s financial statements include, but are not limited to, estimates related to clinical trial accruals, estimates related to deferred and accrued research and development costs, and accounting for income taxes and the related valuation allowance. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk principally consist of cash, cash equivalents and marketable securities, if any. The Company places its cash and cash equivalents and marketable securities with financial institutions which management believes have high credit ratings. As part of its cash and investment management processes, the Company performs periodic evaluations of the credit standing of the financial institutions with whom it maintains deposits.

Intellectual Property – The legal and professional costs incurred by the Company to acquire its patent rights are expensed as incurred and included in general and administrative expenses. At December 31, 2021 and 2020, the Company has determined that these expenses have not met the criteria to be capitalized since the future benefits to be derived from the patents is uncertain. Intellectual property related expenses for the years ended December 31, 2021 and 2020 were $1.3 million and $1.0 million, respectively.

Income Taxes – The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740), in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax liabilities and assets for expected future income tax consequences of events that have been recognized in the Company’s financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

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

In-process research and development – Assets purchased in an asset acquisition transaction are expensed as in-process research and development (IPR&D) unless the assets acquired are deemed to have an alternative future use, provided that the acquired asset did not also include processes or activities that would constitute a “business” as defined under GAAP, the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Acquired IPR&D payments are immediately expensed in the period in which they are incurred and include upfront payments, as well as transaction fees and subsequent pre-commercial milestone payments. Research and development costs incurred after the acquisition are expensed as incurred.

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

Comprehensive Loss – Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For December 31, 2021, comprehensive loss is equal to the Company’s net loss of $57.8 million. For December 31, 2020, comprehensive loss is equal to the Company's net loss of $37.6 million and a realized loss on marketable securities of $5.9 thousand.

Net Loss Per Share – The Company computes net loss per share in accordance with the two-class method. Under the two-class method, net loss is allocated between common stock and other participating securities based on their participation rights. The Company has determined that the nonvested shares issued to the Helio founders represents a participating security and as such the nonvested shares are excluded from basic earnings per share. Net losses are not allocated to the nonvested stockholders for computing net loss per share under the two-class method because nonvested stockholders do not have contractual obligations to share in the losses of the Company. Basic earnings per share is calculated by dividing net loss allocable to common stockholders by the weighted average number of common stock outstanding.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method, or (b) treasury stock method, as applicable, to the potentially dilutive instruments. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and restricted stock, warrants, and nonvested shares.

Recent Accounting Pronouncements – In June 2016, the FASB issued (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2022. The Company is continuing to evaluate the impact of ASU 2016-13 but does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

3. HELIO VISION ACQUISITION

On January 28, 2019 (Closing Date), the Company acquired Helio Vision, Inc. (Helio). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares are subject to vesting based on continued service to the Company over three years from the Closing Date of which 98% are vested as of December 31, 2021. The Company recognizes the expense associated with the founders’ restricted shares as compensation expense on a straight-line basis as the shares vest over the three-year period. For the year ended December 31, 2021 and 2020, the Company recorded $1.2 million and $1.3 million of research and development compensation expense, respectively, for the founders’ restricted shares.

In January 2021, pursuant to the terms of the acquisition agreement, the Company issued 246,562 shares of its common stock to the former securityholders of Helio (January Shares). In addition, the Company, subject to the conditions of the acquisition agreement, is contingently obligated to make additional payments to the former securityholders of Helio as follows:(a) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the Closing Date; and (b) $2.5 million of common stock following FDA approval of a new drug application for an indication (other than proliferative vitreoretinopathy) prior to the 12th anniversary of the Closing Date (the shares of common stock issuable pursuant to the preceding clauses (a) and (b) are referred to herein as the Milestone Shares), provided that in no event shall the Company be obligated to issue more than an aggregate of 5,248,885 shares of common stock. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through December 31, 2021. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to make additional payment(s) becomes probable. At that time, the Company will record the cost of the Milestone Shares issued to the founders as compensation expense and to the Helio non-founders as IPR&D expense if there is no alternative future use. At December 31, 2020, the issuance of the January Shares was considered probable and $2.5 million was accrued as contingent consideration payable in stock and the Company recorded $1.8 million to IPR&D (Milestone IPR&D), which included a $0.5 million income tax benefit, and $1.2 million of compensation expense related to these January Shares, which amounted to 246,562 shares and were issued during the quarter ended March 31, 2021. No other milestones related to the remaining Milestone Shares are probable of being achieved as of December 31, 2021.

4. NET LOSS PER SHARE

For the years ended December 31, 2021 and 2020, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Years ended December 31,
	2021	2020
Options to purchase common stock	4,622,870	4,608,311
Nonvested restricted stock units	501,255	927,189
Nonvested founder shares (1)	10,891	152,856
Total of common stock equivalents	5,135,016	5,688,356

(1) Represents 10,891 and 152,856 shares of common stock that are issued and outstanding but were subject to vesting based on service requirements at December 31, 2021 and 2020, respectively, and are not included in stockholders’ equity.

5. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

At December 31, 2021, cash and cash equivalents were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents
Cash	$100,364,523	$—	$—	$100,364,523	$100,364,523
Money market funds	4,426,466	—	—	4,426,466	4,426,466
Reverse repurchase agreements	125,000,000	—	—	125,000,000	125,000,000
Total cash and cash equivalents	$229,790,989	$—	$—	$229,790,989	$229,790,989

At December 31, 2020, cash and cash equivalents were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents
Cash	$23,494,920	$—	$—	$23,494,920	$23,494,920
Money market funds	29,363,391	—	—	29,363,391	29,363,391
Reverse repurchase agreements	25,000,000	—	—	25,000,000	25,000,000
Total cash and cash equivalents	$77,858,311	$—	$—	$77,858,311	$77,858,311

There were no marketable securities held at December 31, 2021 or December 31, 2020.

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

The following table presents information about the Company’s assets measured at fair value at December 31, 2021 and December 31, 2020:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$4,426,466	$—	$—	$4,426,466
Reverse repurchase agreements (b)	—	125,000,000	—	125,000,000
Total assets at fair value	$4,426,466	$125,000,000	$—	$129,426,466

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$29,363,391	$—	$—	$29,363,391
Reverse repurchase agreements (b)	—	25,000,000	—	25,000,000
Total assets at fair value	$29,363,391	$25,000,000	$—	$54,363,391

(a)
Money market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.
(b)
Reverse repurchase agreements and U.S. government agency securities, if any, are recorded at fair market values, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2021 and 2020 were:

	December 31,	December 31,
	2021	2020
Deferred research and development expenses	$2,404,145	$4,793,794
Miscellaneous prepaid expenses and other current assets	557,636	407,163
Total prepaid expenses and other current assets	$2,961,781	$5,200,957

8. ACCRUED EXPENSES

Accrued expenses at December 31, 2021 and 2020 were:

	December 31,	December 31,
	2021	2020
Accrued compensation	$1,512,885	$1,323,138
Contingent consideration payable in stock	—	2,500,000
Accrued research and development expenses	8,415,560	3,944,094
Accrued general and administrative expenses	594,908	367,533
Total accrued expenses	$10,523,353	$8,134,765

9. CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Hercules Capital, Inc. (Hercules). In March 2019, the Company entered into a Loan and Security Agreement with Hercules and several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to as Lender), providing for a term loan of up to $60.0 million, subject to the satisfaction of certain conditions contained therein, that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property (Loan and Security Agreement or the Hercules Credit Facility). The Loan and Security Agreement provided for (i) an initial term loan advance of up to $5.0 million at the Company’s option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. The 2019 Tranche was drawn down in full by the Company in September 2019 and the 2020 Tranche and 2021 Tranche expired unutilized prior to the Company satisfying the funding conditions for such tranche. On April 20, 2021, the Company entered into the First Amendment (First Amendment) to the Loan and Security Agreement with Hercules. The First Amendment, among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement from the greater of (a) 9.10% and (b) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10% to the greater of (x) the Prime Rate (as defined therein) plus 3.10% or (y) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, commences upon expiration of the interest-only period and continues through October 1, 2023 (Maturity Date). The First Amendment was determined to be a modification in accordance with FASB ASC Topic 470, Debt and did not result in extinguishment.

Associated with this debt facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and is required to pay a fee (End of Term Charge) of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity. The fees, transaction costs, and the End of Term Charge are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. The effective interest rate was 10.8% at December 31, 2021. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement, including a prepayment charge equal to 1.5% of the principal amount being prepaid.

Following the effective time of the First Amendment and as of December 31, 2021, an aggregate of $35 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15 million of which was funded prior to the date of the First Amendment.

Long-term debt consisted of the following:

	December 31,	December 31,
	2021	2020
Term loan payable	$15,000,000	$15,000,000
End of term charge	703,269	445,464
Unamortized debt issuance costs	(199,566)	(351,232)
Less: current portion	—	(3,659,776)
Total long-term debt	$15,503,703	$11,434,456

Future principal payments, including the End of Term Charge, are as follows for the years ending December 31:

2022	$—
2023	16,042,500
Total	$16,042,500

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of December 31, 2021, the Company was in material compliance with all covenants of the Hercules Credit Facility. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10. STOCKHOLDERS’ EQUITY

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2021, a total of 4,622,870, 3,044,303, and 1,233,557, shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards under the Company’s Amended 2013 Plan, and (iii) the issuance of shares under the 2016 ESPP, respectively.

2018 Jefferies Sales Agreement

In December 2018, the Company entered into an Open Market Sales Agreement SM (2018 Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which the Company could offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $50.0 million. During the year ended December 31, 2020, the Company sold, at a volume-weighted average price of $4.62, an aggregate of 9,351,749 shares of common stock and received $40.7 million after deducting commissions related to the 2018 Jefferies Sales Agreement and other offering costs. As of December 31, 2020, the Company had sold the maximum allowable amount and no further sales may be made under the 2018 Jefferies Sales Agreement.

2021 Jefferies Sales Agreement

In March 2021, the Company entered into an Open Market Sales Agreement SM (2021 Jefferies Sales Agreement) with Jefferies, as sales agent, pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. The Company has no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of December 31, 2021.

Underwritten Public Offerings

In January 2021, the Company sold 7.9 million shares of its common stock in an underwritten public offering at $9.50 per share, for an aggregate gross cash purchase price of $74.7 million or proceeds of $70.0 million after underwriters’ discount, commissions, and other offering expenses.

In May and June 2021, the Company sold an aggregate of 10.2 million shares of its common stock at a public offering price of $12.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $127.8 million or proceeds of $119.8 million after underwriters’ discount, commissions, and other offering expenses, which included the partial exercise of the underwriters' option to purchase additional shares.

11. INCOME TAXES

No current or deferred tax provision expenses for federal and state income taxes have been recorded as the Company has incurred losses since inception for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In assessing the realizability of net deferred taxes in accordance with ASC 740 the Company considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. Based on the weight of available evidence, primarily the incurrence of net losses since inception, anticipated net losses in the near future, reversals of existing temporary differences and expiration of various federal and state attributes, the Company does not consider it more likely than not that some or all of the net deferred taxes will be realized. Accordingly, a 100% valuation allowance has been applied against net deferred taxes. Effective January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740), which did not have a material impact to the Company’s financial statements.

As of December 31, 2021, the Company had federal and state income tax net operating loss (NOL) carryforwards of approximately $226.0 million and $219.0 million, respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards will expire at various dates through 2041. The federal NOL carryforwards generated during the year ended December 31, 2018 and thereafter will carryforward indefinitely. As of December 31, 2021, the Company had federal and state research and development tax credit carryforwards of approximately $6.9 million and $1.6 million, respectively, which will expire at various dates through 2041. Additionally, as of December 31, 2021, the Company had a federal orphan drug tax credit carryforward of approximately $1.0 million that expires in 2041.

The Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted in the United States on March 27, 2020. CARES includes several income tax provisions such as NOL carryback and carryforward benefits and other tax deduction benefits. As noted previously, the Company’s U.S. deferred tax asset has a full valuation allowance, accordingly these NOL and other benefit provisions have no impact on the Company’s financial statements for the period ended December 31, 2021.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	Years ended December 31,
	2021	2020
Deferred Tax Assets
Federal & state NOL carryforward	$61,308,787	$48,273,248
Federal & state R&D credit carryforward	9,200,758	6,375,229
Intangibles – net	78,378	78,378
Accounts payable and accrued expenses	2,301,117	192,200
Stock options	3,906,501	3,762,247
Other items	127,791	94,020
Gross deferred tax assets	76,923,332	58,775,322
Valuation allowance	(76,827,203)	(58,711,582)
Deferred tax assets, net	$96,129	$63,740
Deferred Tax Liabilities
Right of use asset	(96,129)	(63,740)
TOTAL	$—	$—

The change in valuation allowance of $18.1 million from December 31, 2020 to December 31, 2021 was primarily the result of an increase in net operating losses and tax credits.

The components of the income tax benefit for the years ended December 31, 2021 and 2020, are as follows:

	Years ended December 31,
	2021	2020
Deferred Taxes
Federal	$—	$(338,924)
State	—	(140,341)
Total income tax benefit	$—	$(479,265)

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock within the testing period, even those outside the Company’s control such as purchases or sales by investors, could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Company believes, prior to December 31, 2020 that the three ownership changes occurred since inception, and that a fourth ownership change was triggered during the year ended December 31, 2021. Management believes that its aggregate Section 382 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. Any future ownership changes, including those resulting from any recent or future financing activities, may cause our existing tax attributes to have additional limitations.

As of December 31, 2021, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2021, 2020, 2019 and 2018. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

A reconciliation of the federal statutory tax rate of 21% to the Company’s effective income tax rates are as follows:

	Years ended December 31,
	2021	2020
Statutory tax rate	21.00%	21.00%
State taxes, net of federal benefits	6.65%	5.06%
Federal research and development credits	4.29%	3.28%
Change in valuation allowance	(31.35)%	(22.76)%
Stock-based compensation	(0.73)%	(5.85)%
Other	0.14%	0.55%
Effective tax rate	(0.00)%	1.28%

12. STOCK INCENTIVE PLAN

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Employee, Director and Consultant Equity Incentive Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Company’s initial public offering in May 2014. However, grants made under the 2010 Plan are still governed by that plan. As of December 31, 2021, options to purchase 398,547 shares of common stock at a weighted average exercise price of $1.52 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan in October 2013. The 2013 Equity Incentive Plan became effective immediately on adoption. The 2013 Equity Incentive Plan was amended in June 2016 and June 2018, (Amended 2013 Plan). The Amended 2013 Plan provides for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors and consultants of the Company. On January 1 of each year the aggregate number of common shares that may be issued under the Amended 2013 Plan shall automatically increase by a number of shares equal to the lower of (a) 6% of the total number of shares of common stock outstanding on the last calendar day of the prior fiscal year, or (b) a number of shares of common stock determined by the Company’s board of directors. As of December 31, 2021, options to purchase 4,224,323 shares of common stock at a weighted average exercise price of $7.23 per share and 501,255 shares of common stock underlying restricted stock units remained outstanding under the Amended 2013 Plan. As of December 31, 2021, there were 3,044,303 shares of common stock available for grant under the Amended 2013 Plan. As of January 1, 2022, the number of shares of common stock that may be issued under the Amended 2013 Plan was automatically increased by 3,485,526 shares, increasing the number of shares of common stock available for issuance under the Amended 2013 Plan to 6,529,829.

In 2019 and 2020, the Company granted performance cash awards. The performance cash awards vest in four annual installments from the date of grant and entitle the employees to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of the Company’s common stock exceeds the base value. As of December 31, 2021, $0.4 million was accrued as compensation expense for vested performance cash awards.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans, performance cash awards, and Helio founders’ shares are as follows:

	Years ended December 31,
	2021	2020
Research and development expenses	$3,562,181	$3,798,141
General and administrative expenses	3,545,846	3,285,669
Total stock-based compensation expense	$7,108,027	$7,083,810

Stock Options

Terms of stock option agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the respective plan from which they were granted. Options granted by the Company typically vest over a four-year period. The options are subject to acceleration of vesting in the event of certain change of control transactions. The options may be granted for a term of up to ten years from the date of grant. The exercise price for options granted under the Amended 2013 Plan must be at a price no less than 100% of the fair market value of a common share on the date of grant.

The following table summarizes option activity under the incentive plans for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2020	4,608,311	$5.73		$7,492,474
Granted	965,169	11.40		-
Cancelled/Forfeited	(316,396)	5.23		2,217,529
Exercised	(634,214)	7.29		2,450,104
Outstanding at December 31, 2021	4,622,870	$6.73	6.71	$1,268,089
Exercisable at December 31, 2021	3,134,196	$5.90	5.79	$1,150,723

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2021 of $4.00 and the per share exercise price of the underlying options.

The Company records stock-based compensation related to stock options granted at fair value. During the years ended December 31, 2021 and 2020, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average fair value of options granted was $7.95 and $2.57 for the years ended December 31, 2021 and 2020, respectively. The assumptions used in determining fair value of the employee stock options for the years ended December 31, 2021 and 2020, are as follows:

	December 31, 2021	December 31, 2020
Expected dividend yield	0%	0%
Anticipated volatility	81.73% - 83.50%	75.83% - 82.83%
Stock price	$8.33 - $12.97	$2.98 - $6.77
Exercise price	$8.33 - $12.97	$2.98 - $6.77
Expected life (years)	5.50 - 6.08	5.50 - 6.25
Risk free interest rate	0.88% - 1.67%	0.39% - 1.71%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is estimated using the historical volatility of the Company. The Company has estimated the expected life of its employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option for service-based awards since the Company doesn’t have sufficient historical or implied data of its own. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon United States Treasury securities.

At December 31, 2021, there is approximately $7.5 million of unrecognized compensation cost relating to stock options outstanding, which the Company expects to recognize over a weighted average period of 2.50 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

Terms of restricted stock unit (RSUs) agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the Amended 2013 Plan. RSUs granted by the Company typically vest over a four year period. In the event that the employees’ employment with the Company terminates any unvested shares are forfeited and revert to the Company. RSUs are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to RSUs for the year ended December 31, 2021 :

Number of Shares
Outstanding at December 31, 2020	927,189
Granted	46,619
Cancelled/Forfeited	(185,610)
Vested/released	(286,943)
Outstanding at December 31, 2021	501,255

The weighted-average fair value of RSUs granted was $11.71 and $3.78 per share for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the outstanding RSUs had unamortized stock-based compensation of $1.7 million with a weighted-average remaining recognition period of 1.91 years and an aggregate intrinsic value of $3.0 million.

Employee Stock Purchase Plan

In March 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (2016 ESPP), which became effective in June 2016 following the approval of the Company’s stockholders. The 2016 ESPP initially authorized the issuance of up to a total of 414,639 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2016 ESPP automatically increases on the first business day of each fiscal year, commencing in 2017, by a number equal to the lower of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. Unless otherwise determined by the administrator of the 2016 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. Participating employees purchase stock under the 2016 ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The fair value of the purchase rights granted under this plan was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions as shown below:

	December 31, 2021	December 31, 2020
Expected dividend yield	0%	0%
Anticipated volatility	81.76% - 82.87%	80.66% - 82.61%
Stock price	$6.53 - $11.31	$4.17 - $5.96
Exercise price	$6.53 - $11.31	$4.17 - $5.96
Expected life (years)	0.50	0.50
Risk free interest rate	0.05% - 0.09%	0.17% - 1.57%

At December 31, 2021, the Company has 1,233,557 shares available for issuance under the 2016 ESPP. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the 2016 ESPP for the years ended December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Weighted-average grant-date fair value per share	$2.98	$2.13
Total shares issued	12,092	30,254
Total stock-based compensation expense	$45,190	$34,224

13. COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through December 31, 2021, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

In-License Agreements

Madrigal Agreement

The Company is developing ADX-1612 pursuant to a License Agreement with Madrigal Pharmaceuticals, Inc. (Madrigal), entered into on December 26, 2016 (Madrigal Agreement). Pursuant to the Madrigal Agreement, the Company obtained an exclusive, worldwide license from Madrigal under certain patents and patent applications, and other licenses to intellectual property, to develop and commercialize Hsp90 inhibitors, including ADX-1612, (collectively, Madrigal Agreement Products). The Company has agreed to use its commercially reasonable efforts to develop Madrigal Agreement Products.

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

MEEI Agreement

The Company is developing ADX-2191 pursuant to an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (MEEI) originally entered into in July 2016 between MEEI and Helio Vision, Inc., as amended, (MEEI Agreement). The Company assumed the MEEI Agreement in connection with its 2019 acquisition of Helio Vision.

Pursuant and subject to the MEEI Agreement, the Company obtained an exclusive, worldwide license from MEEI to develop and commercialize ADX-2191 under certain patents and patent applications, and other licenses to intellectual property (MEEI Patent Rights). The Company has agreed to use commercially reasonable efforts, to develop ADX-2191 and to meet certain specified effort and achievement benchmarks by certain dates.

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

14. LEASES

The Company currently leases an office used to conduct business. The exercise of lease renewal options is at the Company’s discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. In August 2021, the Company entered into a lease amendment extending the lease by 18 months through June 30, 2023. which had an immaterial impact to the balance sheet as of December 31, 2021. For the years ended December 31, 2021 and 2020, right of use assets obtained in exchange for lease obligations were $0.3 million and nil, respectively.

As of December 31, 2021, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.4 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of December 31, 2021 is 9.1%. The weighted average lease term as of December 31, 2021 is 1.5 years. The operating lease expense for the year ended December 31, 2021 was $0.2 million. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of December 31, 2021 is as follows:

Remaining total lease payments	$381,053
Less: effect of discounting	(26,214)
Present value of lease liabilities	$354,839

Current operating lease liabilities	$229,607
Non-current operating lease liabilities	125,232
Total	$354,839

The Company’s gross future minimum payments under all non-cancelable operating leases as of December 31, 2021 are:

	Total	2022	2023	2024	2025
Operating lease obligations	$381,053	$252,477	$128,576	$—	$—

15. SUBSEQUENT EVENTS

None.