Form 10-Q
period 2022-03-31
Aldeyra Therapeutics, Inc.
filed 2022-05-05
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, there were 58,301,491 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2022

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2022	December 31,
	(unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$93,909,328	$104,790,989
Cash equivalent - reverse repurchase agreements	65,000,000	125,000,000
Marketable securities	57,957,020	—
Prepaid expenses and other current assets	5,488,707	2,961,781
Total current assets	222,355,055	232,752,770
Right-of-use assets	296,504	351,863
Fixed assets, net	41,422	32,487
Total assets	$222,692,981	$233,137,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,442,830	$1,019,702
Accrued expenses	13,675,555	10,523,353
Current portion of long-term debt	—	—
Current portion of operating lease liabilities	236,048	229,607
Total current liabilities	16,354,433	11,772,662
Operating lease liabilities, long-term	63,325	125,232
Long-term debt, net of current portion	15,586,501	15,503,703
Total liabilities	32,004,259	27,401,597
Commitments and contingencies (Notes 13, 14, and 15)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 authorized and 58,301,491 and 58,081,215 shares issued and outstanding, respectively	58,301	58,081
Additional paid-in capital	502,172,392	500,369,444
Accumulated other comprehensive loss	(61,677)	—
Accumulated deficit	(311,480,294)	(294,692,002)
Total stockholders’ equity	190,688,722	205,735,523
Total liabilities and stockholders’ equity	$222,692,981	$233,137,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$12,234,320	$7,726,342
General and administrative	4,249,387	3,104,702
Loss from operations	(16,483,707)	(10,831,044)
Other income (expense):
Interest income	101,382	23,762
Interest expense	(405,967)	(482,580)
Total other income (expense), net	(304,585)	(458,818)
Net loss	$(16,788,292)	$(11,289,862)
Net loss per share - basic and diluted	$(0.29)	$(0.25)
Weighted average common shares outstanding - basic and diluted	58,297,861	45,630,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(16,788,292)	$(11,289,862)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(61,677)	—
Total other comprehensive loss	$(61,677)	$—
Comprehensive loss	$(16,849,969)	$(11,289,862)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2021	58,081,215	$58,081	$500,369,444	$—	$(294,692,002)	$205,735,523
Stock-based compensation	—	—	1,779,844	—	—	1,779,844
Release of restrictions on Helio founders’ shares	10,890	11	(11)	—	—	—
Issuance of common stock, employee stock purchase plan	6,860	7	23,317	—	—	23,324
Issuance of common stock, vested restricted stock awards	202,526	202	(202)	—	—	—
Other comprehensive loss	—	—	—	(61,677)	—	(61,677)
Net loss	—	—	—	—	(16,788,292)	(16,788,292)
Balance, March 31, 2022	58,301,491	$58,301	$502,172,392	$(61,677)	$(311,480,294)	$190,688,722

Balance, December 31, 2020	38,667,491	$38,667	$296,385,619	$—	$(236,915,728)	$59,508,558
Stock-based compensation	—	—	1,292,170	—	—	1,292,170
Release of restrictions on Helio founders’ shares	35,005	35	(35)	—	—	—
Issuance of common stock in connection with Helio Vision, Inc. acquisition milestone	246,562	247	2,499,744	—	—	2,499,991
Issuance of common stock, net of issuance costs	7,868,421	7,868	70,041,582	—	—	70,049,450
Issuance of common stock, exercise of stock options	543,826	544	4,003,746	—	—	4,004,290
Issuance of common stock, employee stock purchase plan	2,786	3	9,872	—	—	9,875
Issuance of common stock, vested restricted stock awards	286,944	287	(287)	—	—	—
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(11,289,862)	(11,289,862)
Balance, March 31, 2021	47,651,035	$47,651	$374,232,411	$—	$(248,205,590)	$126,074,472

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,788,292)	$(11,289,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,936,578	2,381,656
Non-cash interest expense	82,798	141,505
Net amortization of premium on debt securities available for sale	(3,228)	—
Depreciation and amortization expense	62,741	67,863
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,526,926)	(3,429,586)
Accounts payable	1,423,128	66,953
Accrued expenses and other liabilities	2,940,002	(1,410,270)
Net cash used in operating activities	(12,873,199)	(13,471,741)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	(16,317)	(7,806)
Purchases of marketable securities	(58,015,469)	—
Net cash used in investing activities	(58,031,786)	(7,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	70,049,450
Proceeds from exercise of stock options	—	4,004,290
Proceeds from employee stock purchase plan	23,324	9,875
Net cash provided by financing activities	23,324	74,063,615
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(70,881,661)	60,584,068
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	229,790,989	77,858,311
CASH AND CASH EQUIVALENTS, END OF PERIOD	$158,909,328	$138,442,379

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$322,500	$341,250

SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Common stock issued in connection with Helio Vision, Inc. acquisition milestone	$—	$2,499,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. NATURE OF BUSINESS

Aldeyra Therapeutics, Inc., together with its wholly-owned subsidiaries (the “Company” or “Aldeyra”), a Delaware corporation, is a clinical-stage biotechnology company devoted to developing and commercializing next-generation medicines to improve the lives of patients who suffer from immune-mediated diseases.

The Company’s principal activities to date include business planning, research and development activities, and raising capital.

2. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 17, 2022 (2021 Form 10-K).

The financial information as of March 31, 2022, and the three months ended March 31, 2022 and 2021, respectively, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2021 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, the Company believes that its cash and cash equivalents, as of March 31, 2022, will be sufficient to fund currently projected operating expenses through the end of 2023, including potential new drug application (NDA) submissions; initial commercialization of reproxalap, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete the Company’s clinical trials may be delayed. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional capital, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, including fair value estimates for investments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. The Company’s management evaluates its estimates and assumptions on an ongoing basis. Management’s most significant estimates in the Company’s condensed consolidated financial statements include, but are not limited to, estimates related to clinical trial accruals, estimates related to deferred and accrued research and development costs, and accounting for income taxes and related valuation allowance. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the three months ended March 31, 2022, as compared to the those identified in the 2021 Form 10-K.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2022. The Company is continuing to evaluate the impact of ASU 2016-13 but does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

3. Helio Vision Acquisition

On January 28, 2019 (Closing Date), the Company acquired Helio Vision, Inc. (Helio). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares were subject to vesting based on continued service to the Company over three years from the Closing Date, of which, 100% are vested as of March 31, 2022. The Company recognized the expense associated with the founders’ restricted shares as research and development compensation expense on a straight-line basis as the shares vested over the three-year period. For the three months ended March 31, 2022 and 2021, the Company recorded $0.1 million and $0.3 million of research and development compensation expense, respectively, for the founders’ restricted shares.

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

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through March 31, 2022. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to make additional payment(s) becomes probable. At that time, the Company will record the cost of the Milestone Shares issued to the Helio founders as compensation expense and to the Helio non-founders as in-process research and development (IPR&D) expense if there is no alternative future use. At December 31, 2020, the issuance of the January Shares was considered probable and $2.5 million was accrued as contingent consideration payable in stock and the Company recorded $1.8 million to IPR&D (Milestone IPR&D), which included a $0.5 million income tax benefit, and $1.2 million of compensation expense related to these January Shares, which amounted to 246,562 shares and were issued during the quarter ended March 31, 2021. No other milestones related to the remaining Milestone Shares are probable of being achieved as of March 31, 2022.

4. NET LOSS PER SHARE

As of March 31, 2022 and 2021, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	For the Three Months Ended March 31,
	2022	2021
Options to purchase common stock	5,972,926	3,856,204
Nonvested restricted stock units	706,446	454,635
Nonvested founder shares (1)	—	117,851
Total of common stock equivalents	6,679,372	4,428,690

(1) Represents 117,851 shares of common stock that are issued and outstanding but that were subject to vesting based on service requirements at March 31, 2021, and were not included in stockholders’ equity at such date.

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At March 31, 2022, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$87,557,084	$—	$87,557,084	$87,557,084	$—
Money market funds	6,352,244	—	6,352,244	6,352,244	—
Reverse repurchase agreements	65,000,000	—	65,000,000	65,000,000	—
Total cash and cash equivalents	$158,909,328	$—	$158,909,328	$158,909,328	—

U.S. government agency securities	58,018,697	(61,677)	57,957,020	—	57,957,020
Available for sale (1)	58,018,697	(61,677)	57,957,020	—	57,957,020
Total cash, cash equivalents, and current marketable securities				$158,909,328	$57,957,020

At December 31, 2021, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$100,364,523	$—	$100,364,523	$100,364,523	$—
Money market funds	4,426,466	—	4,426,466	4,426,466	—
Reverse repurchase agreements	125,000,000	—	125,000,000	125,000,000	—
Total cash and cash equivalents	$229,790,989	$—	$229,790,989	$229,790,989	—

Available for sale (1)	—	—	—	—	—
Total cash, cash equivalents, and current marketable securities				$229,790,989	$—

There were no marketable securities held at December 31, 2021.

(1)
Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities are less than one year at March 31, 2022.

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

There were no liabilities measured at fair value at March 31, 2022 or December 31, 2021.

Money market funds included in cash and cash equivalents in the consolidated balance sheets, are recorded at fair value and considered as Level 1 inputs under the fair value hierarchy.

Reverse repurchase agreements and U.S. government agency securities are recorded at fair market value and considered as Level 2 inputs under the fair value hierarchy.

Financial instruments including cash equivalents, clinical trial prepayments to contract research organizations, and accounts payable are carried in the consolidated financial statements at amounts that approximate their fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loan under the Hercules Credit Facility (as defined in Note 9) approximates market rates currently available to the Company.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2022 and December 31, 2021 were:

	March 31,	December 31,
	2022	2021
Deferred research and development expenses	$5,056,003	$2,404,145
Miscellaneous prepaid expenses and other current assets	432,704	557,636
Total prepaid expenses and other current assets	$5,488,707	$2,961,781

8. ACCRUED EXPENSES

Accrued expenses at March 31, 2022 and December 31, 2021 were:

	March 31,	December 31,
	2022	2021
Accrued compensation	$1,082,096	$1,512,885
Accrued research and development	11,491,712	8,415,560
Accrued other expenses	1,101,747	594,908
Total accrued expenses	$13,675,555	$10,523,353

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

Associated with this debt facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and is required to pay a fee (End of Term Charge) of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity. The fees, transaction costs, and the End of Term Charge are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. The effective interest rate was 10.8% at March 31, 2022. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement, including a prepayment charge equal to 1.5% of the principal amount being prepaid.

Following the effective time of the First Amendment and as of March 31, 2022 an aggregate of $35 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15 million of which was funded prior to the date of the First Amendment.

Long-term debt consisted of the following:

	March 31,	December 31,
	2022	2021
Term loan payable	$15,000,000	$15,000,000
End of term charge	755,400	703,269
Unamortized debt issuance costs	(168,899)	(199,566)
Less: current portion	—	—
Total long-term debt	$15,586,501	$15,503,703

Future principal payments, including the End of Term Charge, are as follows for the years ending December 31:

2022	$—
2023	16,042,500
Total	$16,042,500

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of March 31, 2022, the Company was in material compliance with all covenants of the Hercules Credit Facility. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10. STOCKHOLDERS’ EQUITY

In January 2021, the Company sold 7.9 million shares of its common stock in an underwritten public offering at $9.50 per share, for an aggregate gross cash purchase price of $74.7 million or proceeds of $70.0 million after underwriters’ discount, commissions, and other offering expenses.

In March 2021, the Company entered into an Open Market Sales Agreement SM (2021 Jefferies Sales Agreement) with Jefferies, as sales agent, pursuant to which the Company may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. The Company has no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of March 31, 2022.

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

In assessing the realizability of net deferred taxes in accordance with Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740), the Company considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. Based on the weight of available evidence, primarily the incurrence of net losses since inception, anticipated net losses in the near future, reversals of existing temporary differences, and expiration of various federal and state attributes, the Company does not consider it more likely than not that some or all of the net deferred taxes will be realized. Accordingly, a 100% valuation allowance has been applied against net deferred tax assets.

Under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2021, the Company believes it underwent four ownership changes. However, management believes that its aggregate Section 382 limitation (including the additional limitation for recognized “built-in-gains”) is sufficient so that no current impairment of its pre-ownership change tax attributes is required. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause its existing tax attributes to incur additional limitations.

As of March 31, 2022, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2020, 2019 and 2018. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

The Company accounts for uncertain tax positions pursuant to ASC 740-10 which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. Accordingly, in the provision for income taxes, the Company recognizes interest accrued related to unrecognized tax benefits and penalties; however, management is currently unaware of any uncertain tax positions. As a result, the Company does not have any liabilities recorded including interest or penalties for uncertain tax positions.

12. STOCK-BASED COMPENSATION

The Company has two equity incentive plans that provide for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors, and consultants of the Company with a generally prescribed contractual term of ten years. As of March 31, 2022, there were 4,772,056 shares of common stock available for grant under the Company’s equity incentive plans.

In 2019, 2020, and 2022 the Company granted performance cash awards. The performance cash awards vest in four annual installments from the date of grant and entitle the employees to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of the Company’s common stock exceeds the base value. As of March 31, 2022, $0.6 million was accrued as compensation expense for vested performance cash awards.

The Company recognizes stock-based compensation expense over the requisite service period. The Company's share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans, performance cash awards, and Helio founders’ shares are as follows:

	For the Three Months Ended March 31,
	2022	2021
Research and development expenses	$845,667	$1,192,867
General and administrative expenses	1,090,911	1,188,789
Total stock-based compensation expense	$1,936,578	$2,381,656

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2021	4,622,870	$6.73
Granted	1,350,056	$4.18
Outstanding at March 31, 2022	5,972,926	$6.16	7.25	$2,199,275
Exercisable at March 31, 2022	3,367,053	$5.98	5.74	$1,515,440

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2022 of $4.45 and the per share exercise price of the underlying options.

As of March 31, 2022, unamortized stock-based compensation for stock options outstanding was $10.3 million and is expected to be recognized over a weighted average period of 2.88 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the three months ended March 31, 2022:

Number of Shares
Outstanding at December 31, 2021	501,255
Granted	407,717
Vested / Released	(202,526)
Outstanding at March 31, 2022	706,446

The weighted-average fair value of RSUs granted was $4.52 per share for the three months ended March 31, 2022. As of March 31, 2022, the outstanding RSUs had unamortized stock-based compensation of $3.2 million with a weighted-average remaining recognition period of 2.83 years and an aggregate intrinsic value of $1.0 million.

Employee Stock Purchase Plan

At March 31, 2022, the Company had 1,807,619 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	For the Three Months Ended March 31,
	2022	2021
Weighted-average grant-date fair value per share	$1.65	$2.49
Total stock-based compensation expense	$22,468	$12,404

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

As of March 31, 2022, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.3 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of March 31, 2022 is 9.1%. The weighted average lease term as of March 31, 2022 is 1.25 years. The operating lease expense for the three months ended March 31, 2022 was $63.0 thousand. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of March 31, 2022 is as follows:

2022 remaining total lease payments	$317,934
Less: effect of discounting	(18,561)
Present value of lease liabilities	$299,373

Current operating lease liabilities	$236,048
Non-current operating lease liabilities	$63,325
Total	$299,373

The Company’s gross future minimum payments under all non-cancelable operating leases as of March 31, 2022, are:

	Total	2022	2023	2024	2025
Operating lease obligations	$317,934	$189,358	$128,576	$—	$—

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

There have been no material changes to the Company’s commitments and contingencies from the information provided in Note 13, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements, included in the Company’s 2021 Form 10-K.

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
•
the current and potential future impact of the COVID-19 pandemic on our business, results of operations, and financial position;
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
•
political, economic, legal, social, and health risks, including the recent COVID-19 pandemic and subsequent public health measures, and war or other military actions, that may affect our business or the global economy;
•
regulatory developments in the United States and foreign countries;
•
our ability to obtain and maintain intellectual property protection for our product candidates; and
•
the anticipated trends and challenges in our business and the market in which we operate.

All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in any annual, quarterly, or current reports that we may file with the Securities and Exchange Commission (SEC).

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022 (2021 Annual Report), and which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in our 2021 Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K, and 10-K, which may supplement, modify, supersede, or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that our results will lead to the expected consequences to, or effects on us. Accordingly, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

Aldeyra Therapeutics, Inc., including its wholly-owned subsidiaries (we, us, or the Company), is a clinical-stage biotechnology company devoted to discovering and developing innovative therapies designed to treat immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease (DED) and allergic conjunctivitis (AC). We have additional product candidates in development for systemic immune-mediated diseases, as well as for proliferative vitreoretinopathy (PVR), primary vitreoretinal lymphoma (PVRL), and other retinal diseases. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

As we continue to execute on our strategy of expanding our product candidate pipeline, we may license or acquire new immune-modulating approaches with novel therapeutic potential. In January 2019, we acquired Helio Vision, Inc. (Helio) and thereby obtained rights to ADX-2191, a vitreous-compatible methotrexate formulation for the prevention of PVR, a serious sight-threatening retinal disease with no approved treatment, and for the treatment of PVRL, a rare cancer with no approved treatment. In addition, in December 2016, we in-licensed ADX-1612, which inhibits the protein chaperome, a mechanistically differentiated approach for the potential treatment of inflammatory diseases. In the future, we may enter into additional partnerships that facilitate the development and commercialization of our product candidates.

All of our development plans and timelines are subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, funding, and other factors that could delay the initiation, completion, or reporting of clinical trials.

We have no products approved for sale. We will not receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products or until we potentially enter into agreements with third parties for the development and commercialization of product candidates. In addition, it may be difficult or not possible to obtain from the FDA orphan drug designation or a designation that facilitates and expedites development and review of certain new drugs, including breakthrough therapy designation, fast track designation, or any other expedited status that we may apply for in the future, for our product candidates, and if we are unable to obtain such designations, our regulatory and commercial prospects may be negatively impacted. If our development efforts for any of our product candidates result in regulatory approval or we enter into collaboration agreements with third parties, we may generate revenue from product sales or from such third parties. We have primarily funded our operations through the sale of our common stock, convertible preferred stock, convertible promissory notes, warrants, and borrowings under our debt facilities.

In January 2021, we sold 7.9 million shares of our common stock in an underwritten public offering at $9.50 per share, for an aggregate gross cash purchase price of $74.7 million or proceeds of $70.0 million after underwriters’ discount, commissions, and other offering expenses.

In March 2021, we entered into an Open Market Sales Agreement SM (2021 Jefferies Sales Agreement) with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of March 31, 2022.

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

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been drawn-down as of March 31, 2022. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of March 31, 2022, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

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

To date, substantially all of our research and development expenses have been incurred in connection with reproxalap. We expect our research and development expenses to increase for the foreseeable future as we advance reproxalap, ADX-629, and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of reproxalap and our other product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates. The costs of clinical trials may vary significantly over the life of a project owing to but not limited to the following:

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

General and administrative expenses

During the three months ended March 31, 2022 and 2021 our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums, and professional fees for auditing, tax, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintain compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the three months ended March 31, 2022, comprehensive loss is equal to our net loss of $16.8 million and our $62.0 thousand unrealized loss on marketable securities. For the three months ended March 31, 2021, comprehensive loss is equal to our net loss of $11.3 million and no unrealized loss on marketable securities.

Critical Accounting Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our audited financials in our 2021 Annual Report, not all of these significant accounting policies require that we make estimates and assumptions that we believe are critical accounting policies.

There were no material changes to our critical accounting estimates during the three months ended March 31, 2022, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2021 Annual Report.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, on all aspects of our business, including how the pandemic continues to impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations. For example, patient enrollment in our adaptive trial in proliferative vitreoretinopathy (GUARD) was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the three months ended March 31, 2022, we are unable to predict the ultimate impact that the pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, including the emergence and spread of variants of COVID-19, and actions by government authorities to contain the outbreak. Furthermore, the impact of a potential worsening of global economic conditions and the effects of continued disruptions to and volatility in the financial markets remain unknown.

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

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Research and development expenses. Research and development expenses were $12.2 million for the three months ended March 31, 2022, compared to $7.7 million for the three months ended March 31, 2021. The increase of $4.5 million is primarily related to the increase in our external clinical research and development expenditures.

General and administrative expenses. General and administrative expenses were $4.2 million for the three months ended March 31, 2022, compared to $3.1 million for the three months ended March 31, 2021. The increase of $1.1 million is primarily due to an increase in consulting expenditures.

Other income (expense). Total other income (expense), net, was $(0.3) million and $(0.5) million for the three months ended March 31, 2022 and 2021, respectively. The decrease of $0.2 million was due to higher interest income and lower interest expense.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At March 31, 2022, we had total stockholders’ equity of approximately $190.7 million, and cash, cash equivalents, and marketable securities of $216.9 million. During the three months ended March 31, 2022, we had a net loss of approximately $16.8 million. We expect to generate operating losses for the foreseeable future.

In January 2021, we closed an underwritten public offering in which we sold an aggregate of 7.9 million shares of common stock at $9.50 per share. The net proceeds of the offering were approximately $70.0 million, after deducting underwriting discounts, commissions, and other offering expenses.

In March 2021, we entered into an Open Market Sales Agreement SM (2021 Jefferies Sales Agreement) with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of March 31, 2022.

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

In March 2019, we entered into the Hercules Credit Facility (the Loan and Security Agreement), pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan and Security Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche and the 2021 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. As of March 31, 2022, we had not satisfied the funding conditions for the Fourth Loan Tranche. On April 20, 2021, we entered into the First Amendment (First Amendment) to Loan and Security Agreement with Hercules. The First Amendment among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement to the greater of (a) the Prime Rate plus 3.10% or (b) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, commences upon expiration of the interest-only period and continues through October 1, 2023 (Maturity Date).

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of March 31, 2022, $15.0 million was outstanding under the Hercules Credit Facility, and no additional amounts were available for borrowing.

Following the effective time of the First Amendment, an aggregate of $35 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to us for borrowing, $15 million of which was funded prior to the date of the First Amendment.

Based on our current operating plan, we believe that our cash and cash equivalents, and marketable securities as of March 31, 2022, will be sufficient to fund our currently projected operating expenses through the end of 2023, including potential NDA submissions; initial commercialization of reproxalap, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities, commercialize our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders. We are in a period of economic uncertainty, inflation, and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine and the COVID-19 pandemic. In addition, the disruption in the capital markets could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

We will continue to incur costs as a public company, including, but not limited to, costs and expenses for directors' fees; increased directors' and officers' insurance; investor relations fees; expenses for compliance with the Sarbanes-Oxley Act of 2002 and related to rules implemented by the SEC and Nasdaq, on which our common stock is listed; and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls.

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(12,873,199)	$(13,471,741)
Net cash used in investing activities	(58,031,786)	(7,806)
Net cash provided by financing activities	23,324	74,063,615
Net increase (decrease) in cash and cash equivalents	$(70,881,661)	$60,584,068

Operating Activities. Net cash used in operating activities was $12.9 million for the three months ended March 31, 2022, compared to net cash used in operating activities of $13.5 million for the same period in 2021. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for the three months ended March 31, 2022 as compared to 2021 was principally comprised of changes in accrued expenses, due to the timing of payments for research and development expenses, partially offset by an increase in our net loss, primarily from research and development activities, for the three months ended March 31, 2022 compared to the same period in 2021.

Investing Activities. Net cash used in investing activities was $58.0 million for the three months ended March 31, 2022, and $8.0 thousand provided by investing activities for the three months ended March 31, 2021. Net cash used in investing activities primarily related to the purchases of marketable securities for the three months ended March 31, 2022. There were no significant investing activities for the three months ended March 31, 2021.

Financing Activities. Net cash provided by financing activities was $23.3 thousand for the three months ended March 31, 2022, compared to $74.1 million for the three months ended March 31, 2021. The net cash provided by financing activities for the three months ended March 31, 2022 was primarily related to proceeds from employee stock purchase plan. The net cash provided by financing activities for the three months ended March 31, 2021 was primarily related to the January 2021 public offering, under which we sold an aggregate of 7.9 million shares of our common stock with net proceeds of $70.0 million after deducting commissions and other offering costs. In addition, we received $4.0 million from the proceeds from the exercise of stock options during the three months ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our exposure to market risk is currently confined to our cash and cash equivalents, our marketable securities, and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 8.60% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of March 31, 2022, $15.0 million was outstanding under the Hercules Credit Facility.

Effects of inflation

Inflation has increased during the periods covered by this quarterly report on Form-10Q, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our products (and components thereof), interest rates, overhead costs, and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with COVID-19, the ongoing conflict between Russia and Ukraine, employee availability and wage increases, trade tariffs imposed on certain products from China, and increased product pricing due to semiconductor product shortages.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Disclosure Committee and management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA, and even fewer are approved for commercialization. We are currently planning to submit an NDA to the FDA for reproxalap in DED in mid-2022, pending results from TRANQUILITY-2, a dry eye disease safety trial, and regulatory input. Even if our trials are successful, we can provide no assurances that the FDA will accept our NDA for review. Moreover, even if the FDA does accept our NDA for review, there can be no assurance that the FDA will agree with our interpretation of the data or our methods of analyzing data, that the FDA will not require us to conduct additional clinical trials or provide additional data, or that the FDA will approve our NDA in a timely fashion, or at all.

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

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. Based on our discussions with and our interpretation of feedback from the FDA, as well as data from our previously completed clinical trials in dry eye disease and the TRANQUILITY-2 trial, we currently plan to submit an NDA to the FDA for reproxalap for the potential treatment of dry eye disease in mid-2022, subject to positive clinical trial results, including results from a dry eye disease safety trial. There can be no assurance that we can prepare and submit an NDA in a timely manner or at all. We have limited experience in preparing, filing, and pursuing applications necessary to gain regulatory approvals. The preparation of an NDA requires a great deal of effort and expertise, and if we do not secure the necessary resources and hire and retain personnel having the requisite expertise to prepare and submit the NDA, the filing of the NDA would be delayed. Further, if an NDA is submitted by the company, there can be no assurance that it will be accepted for filing by the FDA. If the FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a “refuse to file” notice. The FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. Clinical trial results frequently are susceptible to varying interpretations and regulatory authorities may disagree on what are appropriate methods for analyzing data, which may delay, limit or prevent regulatory approvals. The FDA could also require that we conduct additional studies and submit the results of those studies before the application will be reconsidered, which would require us to expend more resources than we planned or that are available to us, and could substantially delay any approval of our application. It is also possible that additional studies may not suffice to make our application approvable. Even if the NDA is accepted for filing by the FDA, there can be no assurance that it would be approved in a timely manner or at all.

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

Because, as of March 31, 2022, we only had 14 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

We are highly dependent on the services of our senior management team and certain key consultants.

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team comprised of: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer, and Stephen G. Machatha, Ph.D., our Chief Development Officer, as well as certain other employees. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, drug development, and commercialization consultants. Effective May 2022, our board of directors appointed our current Vice President and Controller, Bruce Greenberg as Interim Chief Financial Officer until a permanent successor can be named. Leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent Chief Financial Officer may cause disruption within our company. In addition, if we are unable to identify a qualified candidate to become the permanent Chief Financial Officer in a timely manner, our ability to meet operational goals and strategic plans could be adversely impacted. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

We expect to expand our management team, including by identifying a permanent Chief Financial Officer. Our future performance will depend, in part, on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, adversely affecting future regulatory approvals, sales of our product candidates, and results of our operations.

Our employees, independent contractors, vendors, principal investigators, contract research organizations (CROs), and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards, regulatory requirements, and insider trading.

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
•
increases in custom duties and tariffs;
•
changes in currency exchange rates;
•
economic weakness, including inflation, and political instability, including effects of the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto;
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

Changes in United States social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. Concerns over economic recession, the COVID-19 pandemic, interest rate increases and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could lead to disruption, instability, and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

Any changes related to these and other factors could adversely affect any business operations that we conduct outside the United States.

We are in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit, and capital markets, as well as supply chain disruptions.

Additionally, various of Russia’s actions have led to sanctions and other penalties being levied by the U.S., the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquefied natural gas, and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could further adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this quarterly report.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the three months ended March 31, 2022 and 2021 was approximately $16.8 million and $11.3 million, respectively. As of March 31, 2022, we had total stockholders’ equity of $190.7 million and an accumulated deficit of $311.5 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings, including debt financings. The state of the global economy and market instability has made the business climate volatile and more costly. Uncertain economic conditions, uncertainty as to the general direction of the macroeconomic environment, and the price of our common stock, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. For example, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as a global financial crisis, could affect our ability to raise additional capital. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders or be excessively dilutive. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021 that four ownership changes occurred since inception. Management believes that its aggregate Section 382 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

The global spread of COVID-19, and variants thereof, has created significant volatility, uncertainty, and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our ongoing or planned clinical trials; and any closures of our offices or clinical trial facilities. Any of these events could cause or contribute to the risks and uncertainties enumerated in this quarterly report on Form 10-Q and could materially adversely affect our business, financial condition, results of operations, and/or stock price.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations. For example, patient enrollment in our GUARD trial, was negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. While COVID-19 did not have a material adverse effect on our reported results for the three months ended March 31, 2022, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or diminish its impact.

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

The FDA or comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including but not limited to:

•
such authorities may disagree with the design, conduct, or implementation of our or any of our future development partners’ clinical trials, including the endpoints of our clinical trials;
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

We could also face challenges in designing clinical trials and obtaining regulatory approval of our product candidates due to the lack of historical clinical trial experience for novel classes of therapeutics. Thus, it is difficult to determine whether regulatory agencies will be receptive to the approval of our product candidates, and to predict the time and costs associated with obtaining regulatory approvals. The clinical trial requirements of the FDA and other regulatory agencies and the criteria regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and require more time and trial data than for other, better known, or more extensively studied classes of product candidates. In addition, it is possible that, as regulatory bodies gain more familiarity with our type of products by reviewing competitor candidates, those agencies could impose new conditions on our products that we did not expect. Any inability to design clinical trials with protocols, methodology, and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for our product candidates, would have an adverse impact on our business, prospects, financial condition, and results of operations.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of PVR, PVRL, and retinitis pigmentosa, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. Current treatments that are used in the United States for dry eye disease include over the counter artificial tears, Restasis®, Xiidra®, CequaTM, Eysuvis®, and TyrvayaTM . In February 2022, the FDA approved the first generic versions of Restasis®, which is now available for sale in the U.S. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Risks Related to our Reliance on Third Parties

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development, commercial readiness preparations, and supply of reproxalap and our other product candidates.

As of March 31, 2022, we had only 14 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

Any such claims against us could also be deemed to constitute an event of default under the Loan and Security Agreement. In the case of a continuing event of default under the loan, Hercules could, among other remedies, elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. In the event we do not or are not able to repay the obligations at the time a default occurred, Hercules may elect to commence and prosecute bankruptcy and/or other insolvency proceedings, or proceed against the collateral granted to Hercules under the loan.

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

Concerns over economic recession, the COVID-19 pandemic, interest rate increases and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

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

As of March 31, 2022, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 29% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Aldeyra Therapeutics, Inc.

May 5, 2022	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

May 5, 2022	/s/ Joshua Reed
Joshua Reed
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)