Form 10-Q
period 2022-06-30
Aldeyra Therapeutics, Inc.
filed 2022-08-05
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-36332

ALDEYRA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1968197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Hartwell Avenue, Suite 320
Lexington, MA	02421
(Address of principal executive offices)	(Zip Code)

(781) 761-4904

(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value per share	ALDX	The Nasdaq Stock Market LLC

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

As of August 2, 2022 , there were 58,323,116 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2022

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2022	December 31,
	(unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$42,012,015	$104,790,989
Cash equivalent - reverse repurchase agreements	79,000,000	125,000,000
Marketable securities	75,677,040	—
Prepaid expenses and other current assets	4,052,355	2,961,781
Total current assets	200,741,410	232,752,770
Right-of-use assets	239,873	351,863
Fixed assets, net	34,041	32,487
Total assets	$201,015,324	$233,137,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$264,225	$1,019,702
Accrued expenses	10,810,155	10,523,353
Current portion of long-term debt	4,925,765	—
Current portion of operating lease liabilities	242,636	229,607
Total current liabilities	16,242,781	11,772,662
Operating lease liabilities, long-term	—	125,232
Long-term debt, net of current portion	10,743,535	15,503,703
Total liabilities	26,986,316	27,401,597
Commitments and contingencies (Notes 13, 14, and 15)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 authorized and 58,301,491 and 58,081,215 shares issued and outstanding, respectively	58,301	58,081
Additional paid-in capital	503,517,715	500,369,444
Accumulated other comprehensive loss	(285,763)	—
Accumulated deficit	(329,261,245)	(294,692,002)
Total stockholders’ equity	174,029,008	205,735,523
Total liabilities and stockholders’ equity	$201,015,324	$233,137,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$14,570,654	$11,474,446	$26,804,975	$19,200,788
General and administrative	3,144,280	3,068,652	7,393,667	6,173,355
Loss from operations	(17,714,934)	(14,543,098)	(34,198,642)	(25,374,143)

Other income (expense):
Interest income	344,378	39,665	445,760	63,427
Interest expense	(410,395)	(433,477)	(816,361)	(916,056)
Total other income (expense), net	(66,017)	(393,812)	(370,601)	(852,629)
Net loss	$(17,780,951)	$(14,936,910)	$(34,569,243)	$(26,226,772)
Net loss per share - basic and diluted	$(0.30)	$(0.28)	$(0.59)	$(0.52)
Weighted average common shares outstanding - basic and diluted	58,301,491	54,280,393	58,299,686	49,979,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(17,780,951)	$(14,936,910)	$(34,569,243)	$(26,226,772)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(224,086)	—	(285,763)	—
Total other comprehensive loss	$(224,086)	$—	$(285,763)	$—
Comprehensive loss	$(18,005,037)	$(14,936,910)	$(34,855,006)	$(26,226,772)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2021	58,081,215	$58,081	$500,369,444	$—	$(294,692,002)	$205,735,523
Stock-based compensation	—	—	3,125,167	—	—	3,125,167
Release of restrictions on Helio founders’ shares	10,890	11	(11)	—	—	—
Issuance of common stock, employee stock purchase plan	6,860	7	23,317	—	—	23,324
Issuance of common stock, vested restricted stock units	202,526	202	(202)	—	—	—
Other comprehensive loss	—	—	—	(285,763)	—	(285,763)
Net loss	—	—	—	—	(34,569,243)	(34,569,243)
Balance, June 30, 2022	58,301,491	$58,301	$503,517,715	$(285,763)	$(329,261,245)	$174,029,008

Balance, December 31, 2020	38,667,491	$38,667	$296,385,619	$—	$(236,915,728)	$59,508,558
Stock-based compensation	—	—	3,465,555	—	—	3,465,555
Release of restrictions on Helio founders’ shares	70,398	70	(70)	—	—	—
Issuance of common stock in connection with Helio Vision, Inc. acquisition milestone	246,562	247	2,499,744	—	—	2,499,991
Issuance of common stock, net of issuance costs	18,091,947	18,092	189,793,519	—	—	189,811,611
Issuance of common stock, exercise of stock options	631,217	631	4,610,496	—	—	4,611,127
Issuance of common stock, employee stock purchase plan	2,786	3	9,872	—	—	9,875
Issuance of common stock, vested restricted stock units	286,944	287	(287)	—	—	—
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(26,226,772)	(26,226,772)
Balance, June 30, 2021	57,997,345	$57,997	$496,764,448	$—	$(263,142,500)	$233,679,945

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated Other
	Shares	Amount	Additional Paid-in Capital	Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2022	58,301,491	$58,301	$502,172,392	$(61,677)	$(311,480,294)	$190,688,722
Stock-based compensation	—	—	1,345,323	—	—	1,345,323
Other comprehensive loss	—	—	—	(224,086)	—	(224,086)
Net loss	—	—	—	—	(17,780,951)	(17,780,951)
Balance, June 30, 2022	58,301,491	$58,301	$503,517,715	$(285,763)	$(329,261,245)	$174,029,008

Balance, March 31, 2021	47,651,035	$47,651	$374,232,411	$—	$(248,205,590)	$126,074,472
Stock-based compensation	—	—	2,173,385	—	—	2,173,385
Release of restrictions on Helio founders’ shares	35,393	35	(35)	—	—	—
Issuance of common stock, net of issuance costs	10,223,526	10,224	119,751,937	—	—	119,762,161
Issuance of common stock, exercise of stock options	87,391	87	606,750	—	—	606,837
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(14,936,910)	(14,936,910)
Balance, June 30, 2021	57,997,345	$57,997	$496,764,448	$—	$(263,142,500)	$233,679,945

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,569,243)	$(26,226,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,230,913	4,705,218
Non-cash interest expense	165,597	243,873
Net amortization of premium on debt securities available for sale	(8,614)	—
Depreciation and amortization expense	126,753	134,557
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,090,574)	(1,254,761)
Accounts payable	(755,477)	712,823
Accrued expenses and other liabilities	68,853	(859,046)
Net cash used in operating activities	(32,831,792)	(22,544,108)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	(16,317)	(7,806)
Purchases of marketable securities	(87,954,189)	—
Sales and maturities of marketable securities	12,000,000	—
Net cash used in investing activities	(75,970,506)	(7,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	189,811,611
Proceeds from exercise of stock options	—	4,611,127
Proceeds from employee stock purchase plan	23,324	9,875
Net cash provided by financing activities	23,324	194,432,613
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,778,974)	171,880,699
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	229,790,989	77,858,311
CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,012,015	$249,739,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$652,167	$681,333

SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Offering costs not yet paid	$—	$66,000
Common stock issued in connection with Helio Vision, Inc. acquisition milestone	$—	$2,499,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. NATURE OF BUSINESS

Aldeyra Therapeutics, Inc., together with its wholly-owned subsidiaries (the “Company” or “Aldeyra”), a Delaware corporation, is a clinical-stage biotechnology company developing innovative therapies designed to treat immune-mediated diseases.

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

The financial information as of June 30, 2022, and the three and six months ended June 30, 2022 and 2021, respectively, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2021 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, the Company believes that its cash, cash equivalents, and marketable securities as of June 30, 2022, will be sufficient to fund currently projected operating expenses through the end of 2023, including the planned new drug application (NDA) submissions and initial commercialization for reproxalap and ADX-2191, if approved; and continued early and late-stage development of the Company’s product candidates in ocular and systemic immune-mediated diseases. As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete the Company’s clinical trials may be delayed. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commercialize product candidates; or conduct any substantial, additional development requirements requested by the Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional funding, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, including fair value estimates for investments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. The Company’s management evaluates its estimates and assumptions on an ongoing basis. Management’s most significant estimates in the Company’s condensed consolidated financial statements include, but are not limited to, clinical trial accruals, deferred and accrued research and development costs, stock-based compensation, and accounting for income taxes and related valuation allowance. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the six months ended June 30, 2022, as compared to the those identified in the 2021 Form 10-K.

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

3. Helio Vision Acquisition

On January 28, 2019 (Closing Date), the Company acquired Helio Vision, Inc. (Helio). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares were subject to vesting based on continued service to the Company through January 28, 2022. The Company recognized the expense associated with the founders’ restricted shares as research and development compensation expense on a straight-line basis as the shares vested over the three-year period. For the six months ended June 30, 2022 and 2021, the Company recorded $0.1 million and $0.6 million of research and development compensation expense, respectively, for the founders’ restricted shares.

In January 2021, pursuant to the terms of the acquisition agreement, the Company issued 246,562 shares of its common stock to the former securityholders of Helio (January Shares). In addition, the Company, subject to the conditions of the acquisition agreement, is contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of a new drug application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the Closing Date; and (b) $2.5 million of common stock following FDA approval of a new drug application for an indication (other than proliferative vitreoretinopathy or a substantially similar label) prior to the 12th anniversary of the Closing Date (the shares of common stock issuable pursuant to the preceding clauses (a) and (b) are referred to herein as the Milestone Shares), provided that in no event shall the Company be obligated to issue more than an aggregate of 5,248,885 shares of common stock in connection with the Helio acquisition. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million in the aggregate.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through June 30, 2022. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the Helio founders as a compensation expense and to the Helio non-founders as an in-process research and development (IPR&D) expense if there is no alternative future use. At December 31, 2020, the issuance of the January Shares was considered probable and $2.5 million was accrued as contingent consideration payable in stock and the Company recorded $1.8 million to IPR&D (Milestone IPR&D), which included a $0.5 million income tax benefit, and $1.2 million of compensation expense related to the January Shares, which amounted to 246,562 shares and were issued during the quarter ended March 31, 2021. No other milestones related to the remaining Milestone Shares are probable of being achieved as of June 30, 2022.

4. NET LOSS PER SHARE

For the three and six months ended June 30, 2022 and 2021, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three and Six Months Ended June 30,
	2022	2021
Options to purchase common stock	5,864,338	4,490,867
Nonvested restricted stock units	536,860	501,254
Nonvested Helio founder shares (1)	—	82,458
Total of common stock equivalents	6,401,198	5,074,579

(1) Represents 82,458 shares of common stock that are issued and outstanding but that were subject to vesting based on service requirements at June 30, 2021, and were not included in stockholders’ equity at such date.

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At June 30, 2022, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$33,372,798	$—	$33,372,798	$33,372,798	$—
Money market funds	8,639,217	—	8,639,217	8,639,217	—
Reverse repurchase agreements	79,000,000	—	79,000,000	79,000,000	—
Total cash and cash equivalents	$121,012,015	$—	$121,012,015	$121,012,015	—

U.S. government agency securities	75,962,803	(285,763)	75,677,040	—	75,677,040
Available for sale (1)	75,962,803	(285,763)	75,677,040	—	75,677,040
Total cash, cash equivalents, and current marketable securities				$121,012,015	$75,677,040

At December 31, 2021, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$100,364,523	$—	$100,364,523	$100,364,523	$—
Money market funds	4,426,466	—	4,426,466	4,426,466	—
Reverse repurchase agreements	125,000,000	—	125,000,000	125,000,000	—
Total cash and cash equivalents	$229,790,989	$—	$229,790,989	$229,790,989	—

Available for sale (1)	—	—	—	—	—
Total cash, cash equivalents, and current marketable securities				$229,790,989	$—

There were no marketable securities held at December 31, 2021.

(1)
Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities were less than one year at June 30, 2022.

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

There were no liabilities measured at fair value at June 30, 2022 or December 31, 2021.

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

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2022 and December 31, 2021 were:

	June 30,	December 31,
	2022	2021
Deferred research and development expenses	$2,628,351	$2,404,145
Prepaid insurance expenses	1,096,426	435,410
Miscellaneous prepaid expenses and other current assets	327,578	122,226
Total prepaid expenses and other current assets	$4,052,355	$2,961,781

8. ACCRUED EXPENSES

Accrued expenses at June 30, 2022 and December 31, 2021 were:

	June 30,	December 31,
	2022	2021
Accrued compensation	$1,242,723	$1,512,885
Accrued research and development	8,695,554	8,415,560
Accrued other expenses	871,878	594,908
Total accrued expenses	$10,810,155	$10,523,353

9. CREDIT FACILITY

The Company’s long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Hercules Capital, Inc. (Hercules). In March 2019, the Company entered into a Loan and Security Agreement (Loan and Security Agreement or Hercules Credit Facility) with Hercules and several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to herein as Lender), providing for a term loan of up to $60.0 million, subject to the satisfaction of certain conditions contained therein, that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property. The Loan and Security Agreement provided for (i) an initial term loan advance of up to $5.0 million at the Company’s option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain pre-specified funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche);

and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. The 2019 Tranche was drawn down in full by the Company in September 2019 and the 2020 Tranche and 2021 Tranche expired unutilized prior to the Company satisfying the funding conditions for such tranche. On April 20, 2021, the Company entered into the First Amendment to the Loan and Security Agreement (First Amendment). The First Amendment, among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement from the greater of (a) 9.10% and (b) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10% to the greater of (x) the Prime Rate (as defined therein) plus 3.10% or (y) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions, which conditions were satisfied in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, commences upon expiration of the interest-only period and continues through October 1, 2023 (Maturity Date). The First Amendment was determined to be a modification in accordance with FASB ASC Topic 470, Debt and did not result in extinguishment.

In connection with the Hercules Credit Facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and will be required to pay a fee of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity (End of Term Charge). The fees, transaction costs, and the End of Term Charge are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. The effective interest rate was 10.8% at June 30, 2022. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment, including a prepayment charge equal to 1.5% of the principal amount being prepaid.

Following the effective time of the First Amendment and as of June 30, 2022 an aggregate of $35.0 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15.0 million of which was funded prior to the date of the First Amendment.

Long-term debt consisted of the following:

	June 30,	December 31,
	2022	2021
Term loan payable	$15,000,000	$15,000,000
End of term charge	807,531	703,269
Unamortized debt issuance costs	(138,231)	(199,566)
Less: current portion	(4,925,765)	—
Total long-term debt	$10,743,535	$15,503,703

Future principal payments, including the End of Term Charge, are as follows for the years ending December 31:

2022	$—
2023	16,042,500
Total	$16,042,500

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of June 30, 2022, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10. STOCKHOLDERS’ EQUITY

In January 2021, the Company sold an aggregate of 7.9 million shares of its common stock at a public offering price of $9.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $74.7 million or net proceeds of $70.0 million after deducting underwriters’ discount, commissions, and other offering expenses.

In March 2021, the Company entered into an Open Market Sales Agreement SM with Jefferies LLC, as sales agent (2021 Jefferies Sales Agreement). Pursuant to the 2021 Jefferies Sales Agreement, the Company may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. The Company has no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of June 30, 2022 no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

In May and June 2021, the Company sold an aggregate of 10.2 million shares of its common stock at a public offering price of $12.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $127.8 million or net proceeds of $119.8 million after deducting underwriters’ discount, commissions, and other offering expenses, which included the partial exercise of the underwriters' option to purchase additional shares.

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

As of June 30, 2022, the Company pays income taxes in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2020, 2019 and 2018. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

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

12. STOCK-BASED COMPENSATION

The Company has two equity incentive plans that provide for the granting of stock options, restricted stock, stock appreciation rights, stock units, and performance cash awards to certain employees, members of the board of directors, and consultants of the Company with a generally prescribed contractual term of ten years. As of June 30, 2022, there were 5,050,230 shares of common stock available for grant under the Company’s equity incentive plans.

In 2019, 2020, and 2022 the Company granted performance cash awards under its Management Cash Incentive Plan, as amended. The performance cash awards vest in four annual installments from the date of grant and entitle the employees to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of the Company’s common stock exceeds the base value. As of June 30, 2022, $0.6 million was accrued as compensation expense for vested performance cash awards.

The Company recognizes stock-based compensation expense over the requisite service period. The Company's share-based awards are accounted for as equity instruments. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans, performance cash awards, and Helio founders’ shares are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$640,017	$1,180,305	$1,485,683	$2,373,172
General and administrative expenses	654,318	1,143,256	$1,745,230	$2,332,046
Total stock-based compensation expense	$1,294,335	$2,323,561	$3,230,913	$4,705,218

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2021	4,622,870	$6.73
Granted	1,721,297	$4.04
Forfeitures	(479,829)	$6.19
Outstanding at June 30, 2022	5,864,338	$5.99	7.06	$1,600,420
Exercisable at June 30, 2022	3,661,884	$6.18	5.75	$1,190,252

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2022 of $3.99 and the per share exercise price of the underlying options.

As of June 30, 2022, unamortized stock-based compensation for stock options outstanding was $8.0 million and is expected to be recognized over a weighted average period of 2.58 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the six months ended June 30, 2022:

Number of Shares
Outstanding at December 31, 2021	501,255
Granted	407,717
Cancelled / Forfeited	(169,586)
Vested / Settled	(202,526)
Outstanding at June 30, 2022	536,860

The weighted-average grant date fair value of RSUs granted was $4.52 per share for the six months ended June 30, 2022. As of June 30, 2022, the outstanding RSUs had unamortized stock-based compensation of $2.2 million with a weighted-average remaining recognition period of 2.68 years and an aggregate intrinsic value of $2.1 million.

Employee Stock Purchase Plan

At June 30, 2022, the Company had 1,807,619 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Six Months Ended June 30,
	2022	2021
Weighted-average grant-date fair value per share	$1.65	$2.49
Total stock-based compensation expense	$33,342	$23,127

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

As of June 30, 2022, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.2 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of June 30, 2022 is 9.1%. The weighted average lease term as of June 30, 2022 is 1.00 years. The operating lease expense for the six months ended June 30, 2022 was $126 thousand. Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of June 30, 2022 is as follows:

2022 remaining total lease payments	$254,815
Less: effect of discounting	(12,179)
Present value of lease liabilities	$242,636

Current operating lease liabilities	$242,636
Non-current operating lease liabilities	$—
Total	$242,636

The Company’s gross future minimum payments under all non-cancelable operating leases as of June 30, 2022, are:

	Total	2022	2023	2024	2025
Operating lease obligations	$254,815	$126,239	$128,576	$—	$—

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
•
delay in or failure to obtain regulatory approval of our product candidates, including as a result of the U.S. Food and Drug Administration (FDA) not accepting our regulatory filings, requiring additional clinical trials or data prior to review or approval of such filings, the FDA not accepting our post-hoc review of data or the FDA not agreeing with our methods of analyzing data or that data from the crossover clinical trial can be used to support the safety or efficacy of reproxalap;
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

Overview

Aldeyra Therapeutics, Inc., including its wholly-owned subsidiaries (we, us, or the Company), is a clinical-stage biotechnology company developing innovative therapies designed to treat immune-mediated diseases. Our lead product candidate, reproxalap, is a first-in-class treatment in late-stage development for dry eye disease (DED) and allergic conjunctivitis (AC). We have additional product candidates in development for systemic immune-mediated diseases, as well as for proliferative vitreoretinopathy (PVR), primary vitreoretinal lymphoma (PVRL), and other retinal diseases. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

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

We currently have no products approved for sale. We will not receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products or until we enter into agreements with third parties for the development and commercialization of product candidates. In addition, it may be difficult or not possible to obtain from the FDA orphan drug designation or a designation that facilitates and expedites development and review of certain new drugs, including breakthrough therapy designation, fast track designation, or any other expedited status that we may apply for in the future, for our product candidates, and if we are unable to obtain such designations, our regulatory and commercial prospects may be negatively impacted. If our development efforts for any of our product candidates result in regulatory approval or we enter into collaboration agreements with third parties, we may generate revenue from product sales or from such third parties. We have primarily funded our operations through the sale of our common stock, convertible preferred stock, convertible promissory notes, warrants, and borrowings under our debt facilities.

In January 2021, we sold an aggregate of 7.9 million shares of our common stock at a public offering price of $9.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $74.7 million or net proceeds of $70.0 million after deducting underwriters’ discount, commissions, and other offering expenses.

In March 2021, we entered into an Open Market Sales Agreement SM with Jefferies LLC, as sales agent (2021 Jefferies Sales Agreement). Pursuant to the 2021 Jefferies Sales Agreement, we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of June 30, 2022, no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

In May and June 2021, we sold an aggregate of 10.2 million shares of our common stock at a public offering price of $12.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $127.8 million or net proceeds of approximately $119.8 million after deducting underwriters’ discount, commissions, and other offering expenses, which included the partial exercise of the underwriters' option to purchase additional shares.

On January 28, 2019, we acquired Helio. As a result of the acquisition, we have issued an aggregate of 1,407,006 shares of common stock to the former securityholders and an advisor of Helio. Subject to the conditions of the acquisition agreement, we are contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of a new drug application for the prevention and/or treatment of PVR or a substantially similar label prior to the 10th anniversary of the closing date; and (b) $2.5 million of common stock following FDA approval of a new drug application for an indication (other than PVR or a substantially similar label) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of common stock in connection with the acquisition. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million in the aggregate.

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been drawn-down as of June 30, 2022. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of June 30, 2022, $15.0 million was outstanding under the Hercules Credit Facility, and an additional $20.0 million may be available at our option through May 1, 2023, subject to approval of the Lender’s investment committee.

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

General and administrative expenses

During the six months ended June 30, 2022 and 2021 our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums, consulting, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the six months ended June 30, 2022, comprehensive loss is equal to our net loss of $34.6 million and our unrealized loss on marketable securities of $286 thousand. For the six months ended June 30, 2021, comprehensive loss is equal to our net loss of $26.2 million and no unrealized loss on marketable securities.

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

There were no material changes to our critical accounting estimates during the six months ended June 30, 2022, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2021 Annual Report.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, on all aspects of our business, including how the pandemic continues to impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations. For example, patient enrollment in our proliferative vitreoretinopathy (GUARD) trial of ADX-2191 and our 12-month safety trail of reproxalap were negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the six months ended June 30, 2022, we are unable to predict the ultimate impact that the pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, including the emergence and spread of variants of COVID-19, and actions by government authorities to contain the outbreak. Furthermore, the impact of a potential worsening of global economic conditions and the effects of continued disruptions to and volatility in the financial markets remain unknown.

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

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Research and development expenses. Research and development expenses were $14.6 million for the three months ended June 30, 2022, compared to $11.5 million for the three months ended June 30, 2021. The increase of $3.1 million was primarily related to an increase in our external clinical and preclinical development costs, and drug product manufacturing expenditures.

General and administrative expenses. General and administrative expenses were $3.1 million for the three months ended June 30, 2022, compared to $3.1 million for the three months ended June 30, 2021. Consulting expenditures were higher, offset by lower legal costs, personnel related costs, and other miscellaneous costs during the three months ended June 30, 2022 compared with the three months ended June 30, 2021.

Other income (expense). Total other income (expense), net, was $(0.1) million and $(0.4) million for the three months ended June 30, 2022 and 2021, respectively. The decrease in net other expense of $0.3 million was due to higher interest income for the three months ended June 30, 2022 compared with the three months ended June 30, 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Research and development expenses. Research and development expenses were $26.8 million for the six months ended June 30, 2022, compared to $19.2 million for the six months ended June 30, 2021. The increase of $7.6 million was primarily related to an increase in our external clinical development costs and drug product manufacturing expenditures.

General and administrative expenses. General and administrative expenses were $7.4 million for the six months ended June 30, 2022, compared to $6.2 million for the six months ended June 30, 2021. The increase of $1.2 million was primarily due to an increase in consulting expenditures and other miscellaneous costs, partially offset by lower personnel related costs and legal expenditures.

Other income (expense). Total other income (expense), net, was $(0.4) million and $(0.9) million for the six months ended June 30, 2022 and 2021, respectively. The decrease in net other expense of $0.5 million was primarily due to higher interest income in addition to lower interest expense for the six months ended June 30, 2022 compared with the six months ended June 30, 2021.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At June 30, 2022, we had total stockholders’ equity of approximately $174.0 million, and cash, cash equivalents, and marketable securities of $196.7 million. During the six months ended June 30, 2022, we had a net loss of approximately $34.6 million. We expect to generate operating losses for the foreseeable future.

In January 2021, we sold an aggregate of 7.9 million shares of our common stock at a public offering price of $9.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $74.7 million or net proceeds of $70.0 million after deducting underwriters’ discount, commissions, and other offering expenses.

In March 2021, we entered into the 2021 Jefferies Sales Agreement. Pursuant to the 2021 Jefferies Sales Agreement, we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of June 30, 2022, no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

In May and June 2021, we sold an aggregate of 10.2 million shares of our common stock at a public offering price of $12.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $127.8 million or net proceeds of approximately $119.8 million after deducting underwriters’ discount, commissions, and other offering expenses, which included the partial exercise of the underwriters' option to purchase additional shares.

In March 2019, we entered into the Hercules Credit Facility (the Loan and Security Agreement), pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan and Security Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche and the 2021 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. On April 20, 2021, we entered into the First Amendment (First Amendment) to Loan and Security Agreement with Hercules. The First Amendment among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement to the greater of (a) the Prime Rate plus 3.10% or (b) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions, which conditions were satisfied in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, commences upon expiration of the interest-only period and continues through October 1, 2023 (Maturity Date).

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of June 30, 2022, $15.0 million was outstanding under the Hercules Credit Facility, and an additional $20.0 million may be available under the Loan and Security Agreement at our option through May 1, 2023, subject to approval of the Lender’s investment committee.

Following the effective time of the First Amendment, an aggregate of $35 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to us for borrowing, $15 million of which was funded prior to the date of the First Amendment.

Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities as of June 30, 2022, will be sufficient to fund our currently projected operating expenses through the end of 2023, including the planned NDA submissions and initial commercialization for reproxalap and ADX-2191, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities, commercialize our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(32,831,792)	$(22,544,108)
Net cash used in investing activities	(75,970,506)	(7,806)
Net cash provided by financing activities	23,324	194,432,613
Net increase (decrease) in cash and cash equivalents	$(108,778,974)	$171,880,699

Operating Activities. Net cash used in operating activities was $32.8 million for the six months ended June 30, 2022, compared to net cash used in operating activities of $22.5 million for the same period in 2021. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the six months ended June 30, 2022 as compared to 2021 was principally due to an increase in our net loss, primarily from research and development activities, and also comprised of changes in accrued expenses, due to the timing of payments for research and development expenses, for the six months ended June 30, 2022 compared to the same period in 2021.

Investing Activities. Net cash used in investing activities was $76.0 million for the six months ended June 30, 2022, and $8 thousand used in investing activities for the six months ended June 30, 2021. Net cash used in investing activities primarily related to the purchases of marketable securities for the six months ended June 30, 2022. There were no significant investing activities for the six months ended June 30, 2021.

Financing Activities. Net cash provided by financing activities was $23 thousand for the six months ended June 30, 2022, compared to $194.4 million for the six months ended June 30, 2021. The net cash provided by financing activities for the six months ended June 30, 2022 consisted of proceeds from stock purchases under the employee stock purchase plan. The net cash provided by financing activities for the six months ended June 30, 2021 was primarily related to the January and May 2021 public offerings, under which we sold an aggregate of 18.1 million shares of our common stock with net proceeds of $189.8 million after deducting underwriting discounts, commissions, and other offering related costs. In addition, we received $4.6 million from the proceeds from the exercise of stock options during the six months ended June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our exposure to market risk is currently confined to our cash and cash equivalents, our marketable securities, and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents, and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 8.60% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of June 30, 2022, $15.0 million was outstanding under the Hercules Credit Facility.

Effects of inflation

Inflation has increased during the periods covered by this Quarterly Report on Form 10-Q, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our products (and components thereof), interest rates, overhead costs, and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with COVID-19, the ongoing conflict between Russia and Ukraine, employee availability and wage increases, trade tariffs imposed on certain products from China, and increased product pricing due to semiconductor product shortages.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Disclosure Committee and management, including our Interim Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Interim Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
To generate revenue, we will depend on FDA approval and successful commercialization of our lead product candidate, reproxalap, for the treatment of dry eye disease. If we are unable to successfully prepare and timely submit the planned NDA, and obtain FDA approval, our ability to generate revenue will be significantly delayed.
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
•
the FDA’s acceptance of our post-hoc review of data and the FDA’s agreement with our methods of analyzing data and the FDA’s agreement that data from the crossover clinical trial can be used to support the safety or efficacy of reproxalap;
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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA, and even fewer are approved for commercialization. We are currently planning to submit an NDA to the FDA for reproxalap in DED in the second half of 2022, pending enrollment from a dry eye disease safety trial, and regulatory input. Even if our trials are successful, we can provide no assurances that the FDA will accept our NDA for review. Moreover, even if the FDA does accept our NDA for review, there can be no assurance that the FDA will agree with our interpretation of the data or our methods of analyzing data, that the FDA will agree that data from the crossover clinical trial can be used to support the safety or efficacy of reproxalap, that the FDA will not require us to conduct additional clinical trials or provide additional data, or that the FDA will approve our NDA in a timely fashion, or at all.

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

To generate revenue, we will depend on FDA approval and successful commercialization of our lead product candidate, reproxalap, for the treatment of dry eye disease. If we are unable to successfully prepare and timely submit the planned NDA, and obtain FDA approval, our ability to generate revenue will be significantly delayed.

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. Pending discussion with the FDA, we currently plan to submit an NDA to the FDA for reproxalap for the treatment of dry eye disease in the second half of 2022. We intend to submit the top-line results announced in July 2022 from the crossover clinical trial, which was designed to be adequate and well-controlled, as part of a dry eye disease NDA for reproxalap, including data on ocular redness, Schirmer test, and the Schirmer test ≥10 mm responder analysis. However, the FDA may not agree that such data can be used to support the safety or efficacy of reproxalap. There can be no assurance that we can prepare and submit an NDA in a timely manner or at all. We have limited experience in preparing, filing, and pursuing applications necessary to gain regulatory approvals. The preparation of an NDA requires a great deal of effort and expertise, and if we do not secure the necessary resources and hire and retain personnel having the requisite expertise to prepare and submit the NDA, the filing of the NDA would be delayed. Further, if an NDA is submitted by the company, there can be no assurance that it will be accepted for filing by the FDA. If the FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a “refuse to file” notice. The FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. Clinical trial results frequently are susceptible to varying interpretations and regulatory authorities may disagree on what are appropriate methods for analyzing data, which may delay, limit or prevent regulatory approvals. The FDA could also require that we conduct additional studies and submit the results of those studies before the application will be reconsidered, which would require us to expend more resources than we planned or that are available to us, and could substantially delay any approval of our application. It is also possible that additional studies may not suffice to make our application approvable. Even if the NDA is accepted for filing by the FDA, there can be no assurance that it would be approved in a timely manner or at all.

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

Because, as of June 30, 2022, we only had 14 full-time employees, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

We are highly dependent on the services of our senior management team and certain key consultants.

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team comprised of: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer, and Stephen G. Machatha, Ph.D., our Chief Development Officer, and Bruce Greenberg, our Interim Chief Financial Officer, as well as certain other employees. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, drug development, and commercialization consultants. Effective May 2022, our board of directors appointed our current Vice President and Controller, Bruce Greenberg as Interim Chief Financial Officer until a permanent successor can be named. Leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent Chief Financial Officer may cause disruption within our company. In addition, if we are unable to identify a qualified candidate to become the permanent Chief Financial Officer in a timely manner, our ability to meet operational goals and strategic plans could be adversely impacted. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

Changes in United States social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. Concerns over economic recession, the COVID-19 pandemic, interest rate increases and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could lead to disruption, instability, and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the Society for Worldwide Interbank Financial Telecommunication payment (SWIFT) system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

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

Additionally, various of Russia’s actions have led to sanctions and other penalties being levied by the U.S., the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the SWIFT payment system and restrictions on imports of Russian oil, liquefied natural gas, and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could further adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the six months ended June 30, 2022 and 2021 was approximately $34.6 million and $26.2 million, respectively. As of June 30, 2022, we had total stockholders’ equity of $174.0 million and an accumulated deficit of $329.3 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

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

If we are unable to obtain funding on a timely basis, we will be unable to complete the planned clinical trials for reproxalap and our other product candidates, and we may be required to significantly curtail, delay, or discontinue one or more of our preclinical studies, clinical trials or other research or development programs, or the commercialization product candidate. We may also be unable to expand our operations or otherwise capitalize on our business opportunities, may need to restructure our organization, or may be required to relinquish rights to our product candidates or other technologies, or otherwise agree to terms unfavorable to us. Any of these occurrences could materially affect our business, financial condition, and results of operations.

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

We may allocate our cash, cash equivalents, and marketable securities in ways that you and other stockholders may not approve.

Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities. Because of the number and variability of factors that will determine our use of our cash, cash equivalents, and marketable securities, management’s ultimate use of cash, cash equivalents, and marketable securities may vary substantially from the currently intended use. Our management might not apply our cash, cash equivalents, and marketable securities in ways that ultimately increase the value of your investment. We expect to use our cash, cash equivalents, and marketable securities to: fund our planned clinical trials of reproxalap and our other product candidates; fund the planned NDA submission for reproxalap and other potential NDA submissions; fund an initial commercialization of reproxalap, if approved; develop other molecules that relate to immune-mediated disease; pursue regulatory approval for our product candidates; service our debt obligations; and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash, cash equivalents, and marketable securities in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash, cash equivalents, and marketable securities in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations. For example, patient enrollment in our GUARD trial of ADX-2191 and our 12-month safety trial of reproxalap, were negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. While COVID-19 did not have a material adverse effect on our reported results for the six months ended June 30, 2022, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or diminish its impact.

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

In addition to those who have been directly affected by COVID-19, millions more have been affected by government efforts around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response to the COVID-19 pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; the capital markets and the economy in general has been volatile; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak, including the emergence of COVID-19 variants, and its effects on our business and operations are uncertain. We have and expect to continue to face difficulties recruiting or retaining patients in our ongoing and planned clinical trials due to actions taken by governments and individuals in response to the COVID-19 pandemic. Patient enrollment in our GUARD trial of ADX-2191 and our 12-month safety trial of reproxalap were negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the pandemic.

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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including PVR and retinitis pigmentosa. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. The ongoing COVID-19 pandemic has and is expected to continue to have an impact on our ability to enroll and retain patients in our clinical trials. For instance, patient enrollment in our GUARD trial of ADX-2191 and our 12-month safety trial of reproxalap were negatively impacted as a result of limited clinical trial staffing at study sites and some patients electing to delay surgery. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as PVR, lack of availability of, or difficulty recruiting or retaining a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of PVR, PVRL, and retinitis pigmentosa, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. Current treatments that are used in the United States for dry eye disease include over the counter artificial tears, Restasis®, Xiidra®, CequaTM, Eysuvis®, and TyrvayaTM . In February 2022, the FDA approved the first generic version of Restasis®, which is now available for sale in the U.S. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and commercial and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

In December 2016, the 21st Century Cures Act was signed into law, and was designed to advance medical innovation and empower the FDA with the authority to directly hire positions related to drug and device development and review. In the past, the FDA was often unable to offer key leadership candidates (including scientists) competitive compensation packages as compared to those offered by private industry. The 21st Century Cures Act was designed to streamline the agency’s hiring process and enable the FDA to compete for leadership talent by expanding the narrow ranges that are provided in the existing compensation structures.

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

As of June 30, 2022, we had only 14 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

Because a small number of our existing stockholders own a substantial percentage of our outstanding common stock, your ability to influence corporate matters will be limited.

As of June 30, 2022, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 24% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. Substantially all of our outstanding common stock is eligible for sale as is common stock issuable under vested and exercisable stock options and upon settlement of vested RSUs. If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Existing stockholder sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate.

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

We expect the rules and regulations applicable to public companies to continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If public company rules and regulations divert the attention of our management and personnel from other business concerns, our business, financial condition, and results of operations could be adversely affected. Increased costs associated with public company expenses will increase our net loss. For example, public company rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, the cost of which has continued to rise in recent years, and thus we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements, the impact of which could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

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

If securities or industry analysts do not continue to publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. If one or more of the analysts who covers us downgrades our stock or publish unfavorable research or reports about our business, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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
•
permitting our board of directors to accelerate the vesting of outstanding option grants and other awards upon certain transactions that result in a change of control; and
•
establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 1, 2020, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aldeyra Therapeutics, Inc.

August 5, 2022	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

August 5, 2022	/s/ Bruce Greenberg
Bruce Greenberg
Vice President of Finance, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)