Form 10-Q
period 2022-09-30
Aldeyra Therapeutics, Inc.
filed 2022-11-10
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022 , there were 58,560,078 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2022	December 31,
	(unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$107,150,541	$104,790,989
Cash equivalent - reverse repurchase agreements	21,500,000	125,000,000
Marketable securities	56,678,860	—
Prepaid expenses and other current assets	4,153,721	2,961,781
Total current assets	189,483,122	232,752,770
Right-of-use assets	181,943	351,863
Fixed assets, net	26,660	32,487
Total assets	$189,691,725	$233,137,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,306,926	$1,019,702
Accrued expenses	10,254,451	10,523,353
Current portion of long-term debt	12,449,058	—
Current portion of operating lease liabilities	184,599	229,607
Total current liabilities	24,195,034	11,772,662
Operating lease liabilities, long-term	—	125,232
Long-term debt, net of current portion	3,303,042	15,503,703
Total liabilities	27,498,076	27,401,597
Commitments and contingencies (Notes 13, 14, and 15)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 authorized and 58,560,078 and 58,081,215 shares issued and outstanding, respectively	58,560	58,081
Additional paid-in capital	506,235,298	500,369,444
Accumulated other comprehensive loss	(285,733)	—
Accumulated deficit	(343,814,476)	(294,692,002)
Total stockholders’ equity	162,193,649	205,735,523
Total liabilities and stockholders’ equity	$189,691,725	$233,137,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$11,539,620	$12,894,344	$38,344,594	$32,095,132
General and administrative	3,244,936	2,546,807	10,638,602	8,720,161
Loss from operations	(14,784,556)	(15,441,151)	(48,983,196)	(40,815,293)

Other income (expense):
Interest income	648,242	59,306	1,094,001	122,732
Interest expense	(416,917)	(413,110)	(1,233,279)	(1,329,166)
Total other income (expense), net	231,325	(353,804)	(139,278)	(1,206,434)
Net loss	$(14,553,231)	$(15,794,955)	$(49,122,474)	$(42,021,727)
Net loss per share - basic and diluted	$(0.25)	$(0.27)	$(0.84)	$(0.80)
Weighted average common shares outstanding - basic and diluted	58,457,863	58,019,099	58,352,991	52,688,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(14,553,231)	$(15,794,955)	$(49,122,474)	$(42,021,727)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax	30	—	(285,733)	—
Total other comprehensive gain (loss)	$30	$—	$(285,733)	$—
Comprehensive loss	$(14,553,201)	$(15,794,955)	$(49,408,207)	$(42,021,727)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2021	58,081,215	$58,081	$500,369,444	$—	$(294,692,002)	$205,735,523
Stock-based compensation	—	—	4,646,241	—	—	4,646,241
Release of restrictions on Helio founders’ shares	10,890	11	(11)	—	—	—
Issuance of common stock, exercise of stock options	236,962	237	1,123,190	—	—	1,123,427
Issuance of common stock, employee stock purchase plan	28,485	29	96,636	—	—	96,665
Issuance of common stock, vested restricted stock units	202,526	202	(202)	—	—	—
Other comprehensive loss				(285,733)		(285,733)
Net loss					(49,122,474)	(49,122,474)
Balance, September 30, 2022	58,560,078	$58,560	$506,235,298	$(285,733)	$(343,814,476)	$162,193,649

Balance, December 31, 2020	38,667,491	$38,667	$296,385,619	$—	$(236,915,728)	$59,508,558
Stock-based compensation	—	—	5,186,689	—	—	5,186,689
Release of restrictions on Helio founders’ shares	106,182	106	(106)	—	—	—
Issuance of common stock in connection with Helio Vision, Inc. acquisition milestone	246,562	247	2,499,744	—	—	2,499,991
Issuance of common stock, net of issuance costs	18,091,947	18,092	189,793,519	—	—	189,811,611
Issuance of common stock, exercise of stock options	634,214	634	4,622,617	—	—	4,623,251
Issuance of common stock, employee stock purchase plan	12,092	12	61,517	—	—	61,529
Issuance of common stock, vested restricted stock units	286,944	287	(287)	—	—	—
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(42,021,727)	(42,021,727)
Balance, September 30, 2021	58,045,432	$58,045	$498,549,312	$—	$(278,937,455)	$219,669,902

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Voting Stock			Accumulated Other
	Shares	Amount	Additional Paid-in Capital	Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2022	58,301,491	$58,301	$503,517,715	$(285,763)	$(329,261,245)	$174,029,008
Stock-based compensation	—	—	1,521,074	—	—	1,521,074
Issuance of common stock, exercise of stock options	236,962	237	1,123,190	—	—	1,123,427
Issuance of common stock, employee stock purchase plan	21,625	22	73,319	—	—	73,341
Other comprehensive income	—	—	—	30	—	30
Net loss	—	—	—	—	(14,553,231)	(14,553,231)
Balance, September 30, 2022	58,560,078	$58,560	$506,235,298	$(285,733)	$(343,814,476)	$162,193,649

Balance, June 30, 2021	57,997,345	$57,997	$496,764,448	$—	$(263,142,500)	$233,679,945
Stock-based compensation	—	—	1,721,134	—	—	1,721,134
Release of restrictions on Helio founders’ shares	35,784	36	(36)	—	—	—
Issuance of common stock, net of issuance costs	2,997	3	12,121	—	—	12,124
Issuance of common stock, exercise of stock options	9,306	9	51,645	—	—	51,654
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	—	(15,794,955)	(15,794,955)
Balance, September 30, 2021	58,045,432	$58,045	$498,549,312	$—	$(278,937,455)	$219,669,902

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,122,474)	$(42,021,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,467,684	6,123,554
Non-cash interest expense	248,397	326,672
Net amortization of premium on debt securities available for sale	(26,380)	—
Depreciation and amortization expense	192,064	202,909
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,191,940)	(202,304)
Accounts payable	287,224	86,294
Accrued expenses and other liabilities	(1,260,585)	4,506,394
Net cash used in operating activities	(45,406,010)	(30,978,208)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	(16,317)	(7,806)
Purchases of marketable securities	(92,938,213)	—
Sales and maturities of marketable securities	36,000,000	—
Net cash used in investing activities	(56,954,530)	(7,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	189,811,611
Proceeds from exercise of stock options	1,123,427	4,623,251
Proceeds from employee stock purchase plan	96,665	61,529
Net cash provided by financing activities	1,220,092	194,496,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(101,140,448)	163,510,377
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	229,790,989	77,858,311
CASH AND CASH EQUIVALENTS, END OF PERIOD	$128,650,541	$241,368,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$981,833	$1,011,000

SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Common stock issued in connection with Helio Vision, Inc. acquisition milestone	$—	$2,499,991

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

The Company’s principal activities to date include research and development activities along with related general business planning, including raising capital.

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

The financial information as of September 30, 2022, and the three and nine months ended September 30, 2022 and 2021, respectively, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2021 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, the Company believes that its cash, cash equivalents, and marketable securities as of September 30, 2022, will be sufficient to fund currently projected operating expenses through the end of 2023, including the planned new drug application (NDA) submissions and initial commercialization for reproxalap and ADX-2191, if approved; and continued early and late-stage development of the Company’s product candidates in ocular and systemic immune-mediated diseases. As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete the Company’s clinical trials may be delayed. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company has based its projections of operating capital requirements on its current operating plan, which includes several assumptions that may prove to be incorrect, and Company may use all of its available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any of our product candidates for which we may receive marketing approval; or conduct any substantial, additional development requirements requested by the Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional funding, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the nine months ended September 30, 2022, as compared to those identified in the 2021 Form 10-K.

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

3. Helio Vision Acquisition

On January 28, 2019 (Closing Date), the Company acquired Helio Vision, Inc. (Helio). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares were subject to vesting based on continued service to the Company through January 28, 2022. The Company recognized the expense associated with the founders’ restricted shares as research and development compensation expense on a straight-line basis as the shares vested over the three-year period. For the nine months ended September 30, 2022 and 2021, the Company recorded $0.1 million and $0.9 million of research and development compensation expense, respectively, for the founders’ restricted shares.

In January 2021, pursuant to the terms of the acquisition agreement, the Company issued 246,562 shares of its common stock to the former securityholders of Helio (January Shares). In addition, the Company, subject to the conditions of the acquisition agreement, is contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of an NDA for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the Closing Date; and (b) $2.5 million of common stock following FDA approval of an NDA for an indication (other than proliferative vitreoretinopathy or a substantially similar label) prior to the 12th anniversary of the Closing Date (the shares of common stock issuable pursuant to the preceding clauses (a) and (b) are referred to herein as the Milestone Shares), provided that in no event shall the Company be obligated to issue more than an aggregate of 5,248,885 shares of common stock in connection with the Helio acquisition. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million in the aggregate.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through September 30, 2022. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the Helio founders as a compensation expense and to the Helio non-founders as an in-process research and development (IPR&D) expense if there is no alternative future use. At December 31, 2020, the issuance of the January Shares was considered probable and $2.5 million was accrued as contingent consideration payable in stock and the Company recorded $1.8 million to IPR&D (Milestone IPR&D), which included a $0.5 million income tax benefit, and $1.2 million of compensation expense related to the January Shares, which amounted to 246,562 shares and were issued during the quarter ended March 31, 2021. No other milestones related to the remaining Milestone Shares are probable of being achieved as of September 30, 2022.

4. NET LOSS PER SHARE

For the three and nine months ended September 30, 2022 and 2021, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three and Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	5,403,982	4,562,870
Nonvested restricted stock units	1,184,603	501,254
Nonvested Helio founder shares (1)	—	46,674
Total of common stock equivalents	6,588,585	5,110,798

(1) Represents 46,674 shares of common stock that are issued and outstanding but that were subject to vesting based on service requirements at September 30, 2021, and were not included in stockholders’ equity at such date.

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At September 30, 2022, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$106,539,605	$—	$106,539,605	$106,539,605	$—
Money market funds	610,936	—	610,936	610,936	—
Reverse repurchase agreements	21,500,000	—	21,500,000	21,500,000	—
Total cash and cash equivalents	$128,650,541	$—	$128,650,541	$128,650,541	—

U.S. government agency securities	56,964,593	(285,733)	56,678,860	—	56,678,860
Available for sale (1)	56,964,593	(285,733)	56,678,860	—	56,678,860
Total cash, cash equivalents, and current marketable securities				$128,650,541	$56,678,860

At December 31, 2021, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$100,364,523	$—	$100,364,523	$100,364,523	$—
Money market funds	4,426,466	—	4,426,466	4,426,466	—
Reverse repurchase agreements	125,000,000	—	125,000,000	125,000,000	—
Total cash and cash equivalents	$229,790,989	$—	$229,790,989	$229,790,989	—

Available for sale (1)	—	—	—	—	—
Total cash, cash equivalents, and current marketable securities				$229,790,989	$—

There were no marketable securities held at December 31, 2021.

(1)
Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities were less than one year at September 30, 2022.

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

There were no liabilities measured at fair value at September 30, 2022 or December 31, 2021.

Money market funds included in cash and cash equivalents in the consolidated balance sheets are valued at quoted market prices in active markets. They are recorded at fair value and considered as Level 1 inputs under the fair value hierarchy.

Reverse repurchase agreements and U.S. government agency securities are recorded at fair market value, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. They are considered as Level 2 inputs under the fair value hierarchy.

Financial instruments including cash equivalents, clinical trial prepayments to contract research organizations, and accounts payable are carried in the condensed consolidated financial statements at amounts that approximate their fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loan under the Hercules Credit Facility (as defined in Note 9) approximates market rates currently available to the Company.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2022 and December 31, 2021 were:

	September 30,	December 31,
	2022	2021
Deferred research and development expenses	$2,935,174	$2,404,145
Prepaid insurance expenses	764,700	435,410
Miscellaneous prepaid expenses and other current assets	453,847	122,226
Total prepaid expenses and other current assets	$4,153,721	$2,961,781

8. ACCRUED EXPENSES

Accrued expenses at September 30, 2022 and December 31, 2021 were:

	September 30,	December 31,
	2022	2021
Accrued compensation	$2,234,358	$1,512,885
Accrued research and development expenses	7,339,568	8,415,560
Accrued other expenses	680,525	594,908
Total accrued expenses	$10,254,451	$10,523,353

9. CREDIT FACILITY

The Company’s current and long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Hercules Capital, Inc. (Hercules). In March 2019, the Company entered into a Loan and Security Agreement (Loan and Security Agreement or Hercules Credit Facility) with Hercules and several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to herein as Lender), providing for a term loan of up to $60.0 million, subject to the satisfaction of certain conditions contained therein, that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property. The Loan and Security Agreement provided for (i) an initial term loan advance of up to $5.0 million at the Company’s option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain pre-specified funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. The 2019 Tranche was drawn down in full by the Company in September 2019 and the 2020 Tranche and 2021 Tranche expired unutilized prior to the Company satisfying the funding conditions for such tranche. On April 20, 2021, the Company entered into the First Amendment to the Loan and Security Agreement (First Amendment). The First Amendment, among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement from the greater of (a) 9.10% and (b) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10% to the greater of (x) the Prime Rate (as defined therein) plus 3.10% or (y) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions, which conditions were satisfied in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, commences upon expiration of the interest-only period and continues through October 1, 2023 (Maturity Date). The First Amendment was determined to be a modification in accordance with FASB ASC Topic 470, Debt and did not result in extinguishment.

In connection with the Hercules Credit Facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and will be required to pay a fee of 6.95% multiplied by the aggregate amount of advances under the Loan and Security Agreement at maturity (End of Term Charge). The fees, transaction costs, and the End of Term Charge are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. The effective interest rate was 11.6% at September 30, 2022. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment, including a prepayment charge equal to 1.5% of the principal amount being prepaid.

Following the effective time of the First Amendment and as of September 30, 2022 an aggregate of $35.0 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15.0 million of which was funded prior to the date of the First Amendment.

Long-term debt consisted of the following:

	September 30,	December 31,
	2022	2021
Term loan payable	$15,000,000	$15,000,000
End of term charge	859,663	703,269
Unamortized debt issuance costs	(107,563)	(199,566)
Less: current portion	(12,449,058)	—
Total long-term debt	$3,303,042	$15,503,703

Future principal payments, including the End of Term Charge, are as follows for the years ending December 31:

2022	$—
2023	16,042,500
Total	$16,042,500

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of September 30, 2022, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10. STOCKHOLDERS’ EQUITY

In January 2021, the Company sold an aggregate of 7.9 million shares of its common stock at a public offering price of $9.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $74.7 million or net proceeds of $70.0 million after deducting underwriters’ discount, commissions, and other offering expenses.

In March 2021, the Company entered into an Open Market Sales Agreement SM with Jefferies LLC, as sales agent (2021 Jefferies Sales Agreement). Pursuant to the 2021 Jefferies Sales Agreement, the Company may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. The Company has no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of September 30, 2022 no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

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

As of September 30, 2022, the Company pays income taxes in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2021, 2020, and 2019. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

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

The Inflation Reduction Act (IRA) was enacted on August 16, 2022. Based on review of the IRA, the Company does not expect any impact to its tax provision. In particular, the Company does not expect to pay Corporate Alternative Minimum Tax (CAMT) in future years based on its projected losses. The IRA introduces a 15% CAMT for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion starting in 2023.

12. STOCK-BASED COMPENSATION

The Company has two equity incentive plans that provide for the granting of stock options, restricted stock, stock appreciation rights, stock units, cash awards, and cash settled bonus awards (CSBU) to certain employees, members of the board of directors, and consultants of the Company with a generally prescribed contractual term of ten years. As of September 30, 2022, there were 4,625,881 shares of common stock available for grant under the Company’s equity incentive plans.

In 2019, 2020, and 2022 the Company granted cash awards under its Management Cash Incentive Plan, as amended. The cash awards vest in four annual installments from the date of grant and entitle the employees to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of the Company’s common stock exceeds the base value. As of September 30, 2022, $0.9 million was accrued as compensation expense for vested cash awards.

In 2022, the Company granted performance CSBUs under its Management Cash Incentive Plan, as amended. Subject to and conditioned upon the acceptance by the FDA of the Company's submission of an NDA for reproxalap (Performance Criteria), the awards will vest in four annual installments from the date of grant and entitle the employees to receive a cash payment for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value of the closing price per share of the Company's common stock on the Nasdaq Capital Market on the payment date. As of September 30, 2022, $0.4 million was accrued as compensation expense for CSBUs as the Performance Criteria is deemed probable of being met.

The Company recognizes stock-based compensation expense over the requisite service period. The Company's share-based awards are accounted for as equity instruments, except for cash awards and CSBUs, which are accounted for as liabilities. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans, cash awards, CSBUs, and Helio founders’ shares are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$1,130,360	$696,419	$2,616,043	$3,069,591
General and administrative expenses	1,106,411	721,917	$2,851,641	$3,053,963
Total stock-based compensation expense	$2,236,771	$1,418,336	$5,467,684	$6,123,554

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2021	4,622,870	$6.73
Granted	1,756,297	$4.05
Exercised	(236,962)	$4.74
Forfeitures	(738,223)	$7.09
Outstanding at September 30, 2022	5,403,982	$5.90	6.81	$4,897,609
Exercisable at September 30, 2022	3,345,947	$6.11	5.43	$2,720,984

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2022 of $5.34 and the per share exercise price of the underlying options.

As of September 30, 2022, unamortized stock-based compensation for stock options outstanding was $7.1 million and is expected to be recognized over a weighted average period of 2.44 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the nine months ended September 30, 2022:

Number of Shares
Outstanding at December 31, 2021	501,255
Granted	1,055,460
Cancelled / Forfeited	(169,586)
Vested / Settled	(202,526)
Outstanding at September 30, 2022	1,184,603

The weighted-average grant date fair value of RSUs granted was $4.64 per share for the nine months ended September 30, 2022. As of September 30, 2022, the outstanding RSUs had unamortized stock-based compensation of $4.8 million with a weighted-average remaining recognition period of 3.31 years and an aggregate intrinsic value of $6.3 million.

Employee Stock Purchase Plan

At September 30, 2022, the Company had 1,785,994 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Nine Months Ended September 30,
	2022	2021
Weighted-average grant-date fair value per share	$1.48	$4.27
Total stock-based compensation expense	$49,197	$36,212

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

As of September 30, 2022, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.2 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of September 30, 2022 is 9.1%. The weighted average lease term as of September 30, 2022 was 0.75 years. The operating lease expense for the nine months ended September 30, 2022 was $189 thousand. Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of September 30, 2022 is as follows:

2022 remaining total lease payments	$191,695
Less: effect of discounting	(7,096)
Present value of lease liabilities	$184,599

Current operating lease liabilities	$184,599
Non-current operating lease liabilities	$—
Total	$184,599

The Company’s gross future minimum payments under all non-cancelable operating leases as of September 30, 2022, are:

	Total	2022	2023	2024	2025
Operating lease obligations	$191,695	$63,119	$128,576	$—	$—

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

Overview

Aldeyra Therapeutics, Inc., including its wholly-owned subsidiaries (we, us, or the Company), is a clinical-stage biotechnology company developing innovative therapies designed to treat immune-mediated diseases. Our approach is to discover pharmaceuticals that modulate immunological systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. Our pre-commercial product candidates are reproxalap, a potential treatment for dry eye disease (DED) and allergic conjunctivitis (AC), and ADX-2191, a potential treatment for primary vitreoretinal lymphoma (PVRL), proliferative vitreoretinopathy (PVR), and other rare sight-threatening retinal diseases. In addition, we are developing other product candidates, including ADX-629 and chemically related molecules, for the potential treatment of systemic and retinal immune-mediated diseases. We intend to submit an NDA for reproxalap in DED in the fourth quarter of 2022. We have a scheduled pre-NDA meeting with the FDA in the fourth quarter of 2022 to discuss ADX-2191 for the treatment of PVRL. Pending the results of the pre-NDA meeting, we may submit an NDA as soon as the end of 2022. We currently intend to commercialize our products directly or through collaborations. None of our product candidates have been approved for sale in the United States or elsewhere.

As we continue to execute on our strategy of expanding our product candidate pipeline, we may license or acquire new immune-modulating approaches with novel therapeutic potential. In January 2019, we acquired Helio Vision, Inc. (Helio) and thereby obtained rights to ADX-2191. In addition, in December 2016, we in-licensed ADX-1612, which inhibits the protein chaperome, a mechanistically differentiated approach for the potential treatment of inflammatory diseases. In the future, we may enter into additional partnerships that facilitate the development and commercialization of our product candidates.

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

In March 2021, we entered into an Open Market Sales Agreement SM with Jefferies LLC, as sales agent (2021 Jefferies Sales Agreement). Pursuant to the 2021 Jefferies Sales Agreement, we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of September 30, 2022, no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

In May and June 2021, we sold an aggregate of 10.2 million shares of our common stock at a public offering price of $12.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $127.8 million or net proceeds of approximately $119.8 million after deducting underwriters' discount, commissions, and other offering expenses, which included the partial exercise of the underwriters' option to purchase additional shares.

On January 28, 2019, we acquired Helio. As a result of the acquisition, we have issued an aggregate of 1,407,006 shares of common stock to the former securityholders and an advisor of Helio. Subject to the conditions of the acquisition agreement, we are contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of an NDA for the prevention and/or treatment of PVR or a substantially similar label prior to the 10th anniversary of the closing date; and (b) $2.5 million of common stock following FDA approval of an NDA for an indication (other than PVR or a substantially similar label) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of common stock in connection with the acquisition. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million in the aggregate.

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been drawn-down as of September 30, 2022. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of September 30, 2022, $15.0 million was outstanding under the Hercules Credit Facility, and an additional $20.0 million may be available at our option through May 1, 2023, subject to approval of the Lender’s investment committee.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of reproxalap, ADX-2191, and our other product candidates and, subject to regulatory approval, if any, the commercialization of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. However, there can be no assurance that we will be able to raise capital on commercially reasonable terms or at all. In addition, contingent on capital resources, we may augment, diminish, or otherwise modify our clinical development plans.

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

To date, substantially all of our research and development expenses have been incurred in connection with reproxalap and ADX-2191. We expect our research and development expenses to increase for the foreseeable future as we advance ADX-629 and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates. The costs of clinical trials may vary significantly over the life of a project owing to but not limited to the following:

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
•
potential additional safety monitoring or other studies or clinical trials requested by regulatory agencies;
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

We do not expect reproxalap, ADX-2191, or any of our other product candidates to be commercially available, if at all, before at least 2023.

General and administrative expenses

During the nine months ended September 30, 2022 and 2021 our general and administrative expenses consisted primarily of pre-commercial costs for reproxalap and ADX-2191, as well as employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums, consulting, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the nine months ended September 30, 2022, comprehensive loss is equal to our net loss of $49.1 million and our unrealized loss on marketable securities of $286 thousand. For the nine months ended September 30, 2021, comprehensive loss is equal to our net loss of $42.0 million and no unrealized loss on marketable securities.

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

There were no material changes to our critical accounting estimates during the nine months ended September 30, 2022, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2021 Annual Report.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, on all aspects of our business, including how the pandemic continues to impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations. For example, patient enrollment in our proliferative vitreoretinopathy (GUARD) trial of ADX-2191 and our 12-month safety trail of reproxalap were negatively impacted as a result of limited clinical trial staffing at trial sites and some patients electing to delay surgery. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the nine months ended September 30, 2022, we are unable to predict the ultimate impact that the pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak, including the emergence and spread of variants of COVID-19, and actions by government authorities to contain the outbreak. Furthermore, the impact of a potential worsening of global economic conditions and the effects of continued disruptions to and volatility in the financial markets remain unknown.

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

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Research and development expenses. Research and development expenses were $11.5 million for the three months ended September 30, 2022, compared to $12.9 million for the three months ended September 30, 2021. The decrease of $1.4 million was primarily related to a decrease in external clinical development costs, offset by an increase in our external preclinical development costs, drug product manufacturing expenditures, personnel costs, and consulting expenditures.

General and administrative expenses. General and administrative expenses were $3.2 million for the three months ended September 30, 2022, compared to $2.5 million for the three months ended September 30, 2021. The increase of $0.7 million was primarily related to higher personnel costs and consulting expenditures.

Other income (expense). Total other income (expense), net, was $0.2 million and $(0.4) million for the three months ended September 30, 2022 and 2021, respectively. The decrease in net other expense of $0.6 million was due to higher interest income for the three months ended September 30, 2022 compared with the three months ended September 30, 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Research and development expenses. Research and development expenses were $38.3 million for the nine months ended September 30, 2022, compared to $32.1 million for the nine months ended September 30, 2021. The increase of $6.2 million was primarily related to an increase in our drug product manufacturing expenditures, external preclinical development costs, consulting expenditures, and personnel costs, offset by a decrease in our external clinical development costs.

General and administrative expenses. General and administrative expenses were $10.6 million for the nine months ended September 30, 2022, compared to $8.7 million for the nine months ended September 30, 2021. The increase of $1.9 million was primarily due to an increase in consulting expenditures.

Other income (expense). Total other income (expense), net, was $(0.1) million and $(1.2) million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in net other expense of $1.1 million was primarily due to higher interest income for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At September 30, 2022, we had total stockholders’ equity of approximately $162.2 million, and cash, cash equivalents, and marketable securities of $185.3 million. During the nine months ended September 30, 2022, we had a net loss of approximately $49.1 million. We expect to generate operating losses for the foreseeable future.

In January 2021, we sold an aggregate of 7.9 million shares of our common stock at a public offering price of $9.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $74.7 million or net proceeds of $70.0 million after deducting underwriters’ discount, commissions, and other offering expenses.

In March 2021, we entered into the 2021 Jefferies Sales Agreement. Pursuant to the 2021 Jefferies Sales Agreement, we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of September 30, 2022, no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

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

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of September 30, 2022, $15.0 million was outstanding under the Hercules Credit Facility, and an additional $20.0 million may be available under the Loan and Security Agreement at our option through May 1, 2023, subject to approval of the Lender’s investment committee.

Following the effective time of the First Amendment, an aggregate of $35 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to us for borrowing, $15 million of which was funded prior to the date of the First Amendment.

Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities as of September 30, 2022, will be sufficient to fund our currently projected operating expenses through the end of 2023, including the planned NDA submissions and initial commercialization for reproxalap and ADX-2191, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities and regulatory activities, commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap, ADX-2191, and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•
the progress, costs, results, and timing of our clinical development program for reproxalap, ADX-2191, and our other product candidates, including our current and planned clinical trials;
•
the need for, and the progress, costs, and results of, any additional clinical trials of reproxalap, ADX-2191, or our other product candidates that we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the efficacy and safety of reproxalap, ADX-2191, and our other product candidates;
•
the impact of the COVID-19 pandemic on clinical trial initiation and enrollment and other aspects of our business, results of operations, and financial position;
•
the outcome, costs, and timing of seeking and obtaining regulatory approvals from the FDA, and any similar regulatory agencies;
•
the timing and costs associated with manufacturing reproxalap, ADX-2191, and our other product candidates for clinical trials and other studies and, if approved, for commercial sale;
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
•
market acceptance of reproxalap, ADX-2191, and our other product candidates;
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

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(45,406,010)	$(30,978,208)
Net cash used in investing activities	(56,954,530)	(7,806)
Net cash provided by financing activities	1,220,092	194,496,391
Net increase (decrease) in cash and cash equivalents	$(101,140,448)	$163,510,377

Operating Activities. Net cash used in operating activities was $45.4 million for the nine months ended September 30, 2022, compared to net cash used in operating activities of $31.0 million for the same period in 2021. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the nine months ended September 30, 2022 as compared to 2021 was principally due to an increase in our net loss, primarily from research and development activities, and also comprised of changes in accrued expenses, due to the amount and timing of payments for research and development activities, for the nine months ended September 30, 2022 compared to the same period in 2021.

Investing Activities. Net cash used in investing activities was $57.0 million for the nine months ended September 30, 2022, and $8 thousand used in investing activities for the nine months ended September 30, 2021. Net cash used in investing activities primarily related to the purchases of marketable securities, offset by sales and maturities of marketable securities for the nine months ended September 30, 2022. There were no significant investing activities for the nine months ended September 30, 2021.

Financing Activities. Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2022, compared to $194.5 million for the nine months ended September 30, 2021. The net cash provided by financing activities for the nine months ended September 30, 2022 consisted of proceeds from stock option exercises and stock purchases under the employee stock purchase plan. The net cash provided by financing activities for the nine months ended September 30, 2021 was primarily related to the January and May 2021 public offerings, under which we sold an aggregate of 18.1 million shares of our common stock with net proceeds of $189.8 million after deducting underwriting discounts, commissions, and other offering related costs. In addition, we received $4.6 million from the proceeds from the exercise of stock options during the nine months ended September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rates

Our exposure to market risk is currently confined to our cash and cash equivalents, our marketable securities, and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents, and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 8.60% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of September 30, 2022, $15.0 million was outstanding under the Hercules Credit Facility.

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

•
Our business is dependent in large part on the successful development and commercialization of two product candidates, reproxalap and ADX-2191, for which we are researching multiple indications. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, reproxalap or ADX-2191.
•
To generate revenue, we will depend on FDA approval and successful commercialization of our lead product candidates, reproxalap and ADX-2191. If we are unable to successfully prepare and timely submit the planned NDA, and obtain FDA approval, our ability to generate revenue will be significantly delayed.
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
•
Reproxalap, ADX-2191, and our other product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays, or prevent the receipt of the required approvals to commercialize our product candidates.
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

Risks Related to our Business

Our business is dependent in large part on the successful development and commercialization of two product candidates, reproxalap and ADX-2191, for which we are researching multiple indications. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, reproxalap or ADX-2191.

Our product candidates, including reproxalap and ADX-2191, may require additional preclinical studies and clinical trials, and will require regulatory approval, prior to commercialization. We are dependent in large part on successful continued development and ultimate regulatory approval and successful commercialization of reproxalap and ADX-2191 for our future business success. Any negative results or perceived negative results in clinical trials for one indication may have an adverse effect on our ability to develop and potentially commercialize reproxalap or ADX-2191 for the treatment of another indication. Prior to and following potential NDA approval, we will invest, a significant portion of our time and financial resources for commercialization of reproxalap and ADX-2191. We will need to raise sufficient funds for, and successfully enroll and complete, our current and planned clinical trials of our other product candidates. The future regulatory and commercial success of our product candidates is subject to a number of risks, including the following:

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA, and even fewer are approved for commercialization. We are currently planning to submit an NDA to the FDA for reproxalap for the treatment of DED in the fourth quarter of 2022. We have a scheduled pre-NDA meeting with the FDA in the fourth quarter of 2022 to discuss ADX-2191 for the treatment of PVRL. Pending the results of the pre-NDA meeting, we may submit an NDA as soon as the end of 2022. We can provide no assurances that the FDA will accept our NDAs for review. Moreover, even if the FDA does accept our NDA for review, there can be no assurance that the FDA will agree with our interpretation of the data or our methods of analyzing data, that the FDA will agree that data from our trials can be used to support the safety or efficacy of our product candidates, that the FDA will not require us to conduct additional clinical trials or provide additional data, or that the FDA will approve our NDAs in a timely fashion, or at all.

Furthermore, even if we do receive regulatory approval to market reproxalap, ADX-2191, and our other product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure that reproxalap and our other product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval for or, if approved, successfully commercialize, reproxalap, ADX-2191, and our other product candidates, we may not be able to generate sufficient revenue to continue our business.

To generate revenue, we will depend on FDA approval and successful commercialization of our pre-commercial product candidates, reproxalap and ADX-2191. If we are unable to successfully prepare and timely submit the planned NDAs, and obtain FDA approval, our ability to generate revenue will be significantly delayed.

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap and ADX-2191. We currently plan to submit an NDA to the FDA for reproxalap for the treatment of DED in the fourth quarter of 2022. We have a scheduled pre-NDA meeting with the FDA in the fourth quarter of 2022 to discuss ADX-2191 for the treatment of PVRL. Pending the results of the pre-NDA meeting, we may submit an NDA as soon as the end of 2022. There can be no assurance that we can prepare and submit an NDA in a timely manner or at all, or that the FDA will accept our clinical trials as sufficient to demonstrate safety or efficacy. We have limited experience in preparing, filing, and pursuing applications necessary to gain regulatory approvals. The preparation of an NDA requires a great deal of effort and expertise, and if we do not secure the necessary resources and hire and retain personnel having the requisite expertise to prepare and submit the NDA, the filing of the NDA would be delayed. Further, if an NDA is submitted by the company, there can be no assurance that it will be accepted for filing by the FDA. If the FDA determines after an initial review of the NDA that the data included in the application is insufficient and not ready for formal consideration, we could receive a “refuse to file” notice. The FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. Clinical trial results frequently are susceptible to varying interpretations and regulatory authorities may disagree on what are appropriate methods for analyzing data, which may delay, limit or prevent regulatory approvals. The FDA could also require that we conduct additional studies or clinical trials and submit the results of those studies or clinical trials before the application will be reconsidered, which would require us to expend more resources than we planned or that are available to us, and could substantially delay any approval of our application. It is also possible that additional studies or clinical trials may not suffice to make our application approvable. Even if the NDAs are accepted for filing by the FDA, there can be no assurance that they will be approved in a timely manner or at all.

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

As of September 30, 2022, we only had 15 full-time employees. Accordingly, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap, ADX-2191, and our other product candidates, as well as function as a public company. As we seek to advance reproxalap, ADX-2191, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap, ADX-2191, and our other product candidates. Net loss for the nine months ended September 30, 2022 and 2021 was approximately $49.1 million and $42.0 million, respectively. As of September 30, 2022, we had total stockholders’ equity of $162.2 million and an accumulated deficit of $343.8 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap, ADX-2191, or any of our other product candidates is approved, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years.

We currently generate no revenue from sales, and we may never be able to commercialize reproxalap, ADX-2191, or our other product candidates. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We may not be profitable even if we or any of our future development partners succeed in obtaining regulatory approval and commercialize any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

The development and commercialization of biopharmaceutical products is capital intensive. We are advancing a number of product candidates through preclinical and clinical development, including multiple ongoing and planned clinical trials for our product candidates. We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of, and, if successful, seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to manufacturing, product sales, marketing, and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce, or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts. In addition, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval, and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings, or other sources. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•
the type, number, scope, progress, expansion costs, results, and timing of our clinical trials of reproxalap, ADX-2191, or any our other product candidates that we are pursuing or may choose to pursue in the future;
•
the need for, and the progress, costs, and results of, any additional clinical trials of reproxalap, ADX-2191, and our other product candidates we may initiate based on the results of our planned clinical trials or discussions with the FDA, including any additional trials the FDA or other regulatory agencies may require evaluating the safety or efficacy of reproxalap and our other product candidates;
•
the costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights;
•
the costs and timing of obtaining or maintaining manufacturing for reproxalap, ADX-2191, and our other product candidates, including commercial manufacturing, if any product candidate is approved;
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

If we are unable to obtain funding on a timely basis, we will be unable to complete the planned clinical trials for reproxalap, ADX-2191, and our other product candidates, and we may be required to significantly curtail, delay, or discontinue one or more of our preclinical studies, clinical trials or other research or development programs, or the commercialization product candidate. We may also be unable to expand our operations or otherwise capitalize on our business opportunities, may need to restructure our organization, or may be required to relinquish rights to our product candidates or other technologies, or otherwise agree to terms unfavorable to us. Any of these occurrences could materially affect our business, financial condition, and results of operations.

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

Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities. Because of the number and variability of factors that will determine our use of our cash, cash equivalents, and marketable securities, management’s ultimate use of cash, cash equivalents, and marketable securities may vary substantially from the currently intended use. Our management might not apply our cash, cash equivalents, and marketable securities in ways that ultimately increase the value of your investment. We expect to use our cash, cash equivalents, and marketable securities to: fund our planned clinical trials of a number of product candidates; fund the NDA submissions for reproxalap and ADX-2191; fund an initial commercialization of reproxalap and ADX-2191, if approved; develop other molecules that relate to immune-mediated disease; pursue regulatory approval for our product candidates; service our debt obligations; and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash, cash equivalents, and marketable securities in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash, cash equivalents, and marketable securities in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

We intend to seek approval to market our product candidates in both the United States and in foreign jurisdictions. If we obtain approval in the United States, we will be subject to the recently enacted Inflation Reduction Act (IRA), which, among other things, will allow Department of Health and Human Services (HHS) to negotiate the selling price of certain drugs and biologics that Centers for Medicare & Medicaid Services (CMS) reimburses under Medicare Part B and Part D. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some foreign countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. Furthermore, in some European countries, the authorities conduct a Health Technology Appraisal to assess the cost-effectiveness of the product, which may significantly impact effective access to the market. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to business disruptions such as earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health epidemics (including the COVID-19 pandemic), regional or larger scale conflicts or geo-political actions, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, trade policies, sanctions, treaties and tariffs and other natural or man-made disasters or other business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition, and increase our costs and expenses. We rely on third-party manufacturers to produce reproxalap, ADX-2191, and our other product candidates. Our ability to obtain clinical and commercial supplies of reproxalap, ADX-2191, or our other product candidates could be disrupted, if the operations of these suppliers are affected by these business disruptions.

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
•
regulatory developments affecting reproxalap, ADX-2191, and our other product candidates;

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations. For example, patient enrollment in our GUARD trial of ADX-2191 and our 12-month safety trial of reproxalap, were negatively impacted as a result of limited clinical trial staffing at trial sites and some patients electing to delay surgery. While COVID-19 did not have a material adverse effect on our reported results for the nine months ended September 30, 2022, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or diminish its impact.

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

In addition to those who have been directly affected by COVID-19, millions more have been affected by government efforts around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response to the COVID-19 pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; the capital markets and the economy in general has been volatile; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak, including the emergence of COVID-19 variants, and its effects on our business and operations are uncertain. We have and expect to continue to face difficulties recruiting or retaining patients in our ongoing and planned clinical trials due to actions taken by governments and individuals in response to the COVID-19 pandemic. Patient enrollment in our GUARD trial of ADX-2191 and our 12-month safety trial of reproxalap were negatively impacted as a result of limited clinical trial staffing at trial sites and some patients electing to delay surgery. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential for our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the pandemic.

Risks Related to the Development and Commercialization of our Product Candidates

Reproxalap, ADX-2191, and our other product candidates are subject to extensive regulation, compliance with which is costly and time consuming, and such regulation may cause unanticipated delays, or prevent the receipt of the required approvals to commercialize our product candidates.

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

Reproxalap, ADX-2191, and our other product candidates, and the activities associated with development and commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other jurisdictions.

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

The results of preclinical studies and earlier clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

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

Our clinical focus is on the development of new products for immune-mediated diseases. We performed an adaptive trial in proliferative vitreoretinopathy, the GUARD trial, and may do so with other indications in the future. In an adaptive trial, the initial parts of the trial are not designed to be pivotal or definitive. Rather, the initial parts of adaptive trials are expected to provide data to guide subsequent parts of the trial, which could require design changes, including but not limited to, different endpoints. In addition, following the initial parts of adaptive trials, we may, among other things, decide to continue to the subsequent parts of the trial, conclude the trial based on its success or failure in such initial parts, or discuss the trial results and regulatory pathway with regulatory authorities prior to determining next steps with respect to the trial and development program. As such, the likelihood of success in our late-stage clinical programs cannot necessarily be predicted.

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

Delays in the commencement or completion of our planned clinical trials for our product candidates could significantly affect our product development costs and timeline. We do not know whether future trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•
the COVID-19 pandemic or responses thereto;
•
the FDA, or an institutional review board, or IRB, failing to grant permission to proceed or placing a clinical trial on hold;
•
subjects failing to enroll or remain in our clinical trials at the rate we expect;
•
subjects choosing an alternative treatment for the indication for which we are developing reproxalap, ADX-2191, or other product candidates, or participating in competing clinical trials;
•
lack of adequate funding to continue the clinical trial;
•
subjects experiencing severe, serious, or unexpected drug-related adverse effects, whether drug-related or otherwise;
•
a facility manufacturing reproxalap, ADX-2191, our other product candidates, or drug product components being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
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

Product development costs will increase if we have delays in testing or approval of reproxalap, ADX-2191, or our other product candidates or if we need to perform more, larger, or longer clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we or our partners may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial. If we experience delays in completion of, or if we, the FDA, or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenues, if any, will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of reproxalap, ADX-2191, or other product candidates could be significantly reduced.

We may find it difficult to enroll patients in our clinical trials or identify patients during commercialization (if our products are approved by regulatory agencies) for product candidates addressing orphan or rare diseases.

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including PVR and retinitis pigmentosa. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. The ongoing COVID-19 pandemic has and is expected to continue to have an impact on our ability to enroll and retain patients in our clinical trials. For instance, patient enrollment in our GUARD trial of ADX-2191 and our 12-month safety trial of reproxalap were negatively impacted as a result of limited clinical trial staffing at trial sites and some patients electing to delay surgery. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as PVR, lack of availability of, or difficulty recruiting or retaining a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

Final marketing approval for reproxalap, ADX-2191, or our other product candidates by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

After the completion of our clinical trials, assuming the results of the trials are successful, and the submission of an NDA, we cannot predict whether or when we will obtain regulatory approval to commercialize reproxalap, ADX-2191, or our other product candidates and we cannot, therefore, predict the timing of any future revenue. We cannot commercialize reproxalap, ADX-2191, or our other product candidates until the appropriate regulatory authorities have reviewed and approved the applicable applications. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for reproxalap, ADX-2191, or our other product candidates. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy or leadership during the period of product development, clinical trials, and FDA regulatory review. If marketing approval for reproxalap, ADX-2191, or our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected. Such a delay could occur because a competitor product is approved before our product and secures patent protection, market exclusivity, or both, and thereby precludes our product approval for a number of years.

Even if we obtain marketing approval for reproxalap, ADX-2191, or any other product candidate, it could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any are approved.

Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies or clinical trials, post-market surveillance, or other potential additional clinical trials. Following approval, if any, of reproxalap, ADX-2191, or any other product candidate, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping, and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements, including those relating to quality control, quality assurance, and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated seriousness, severity, or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

If we or the manufacturing facilities for reproxalap, ADX-2191, or any other product candidate that may receive regulatory approval, if any, fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In addition, if reproxalap, ADX-2191, or any of our other product candidates is approved, our product labeling, advertising, and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The government has also entered into consent decrees and Corporate Integrity Agreements under which specified promotional conduct is changed or curtailed.

Even if we receive regulatory approval for reproxalap, ADX-2191, or any other product candidate, we still may not be able to successfully commercialize, and the revenue that we generate from its sales, if any, could be limited.

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors, or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our efforts to educate the medical community and third-party payors on the benefits of reproxalap, ADX-2191, or any of our other product candidates may require significant resources and may never be successful. In addition, our ability to successfully commercialize our product candidate will depend on our ability to manufacture our products, differentiate our products from competing products and defend the intellectual property of our products. Competitors with numerous approved products may be able to negotiate pricing and reimbursement that is substantially more advantageous than that which we will be able to negotiate.

Additionally, if any of our competitors’ products are approved and are unable to gain market acceptance for any reason, there could be a market perception that products like reproxalap and ADX-2191 are not able to adequately meet an unmet medical need. If we are unable to demonstrate to physicians, hospitals, third-party payors, and patients that our products are better alternatives, we may not be able to gain market acceptance for our products at the levels we anticipate and our business may be materially harmed as a result.

If the market opportunities for reproxalap, ADX-2191, and our other product candidates are smaller than we believe they are and, if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.

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
•
We and our contract manufacturers must comply with the cGMP regulations and guidelines. We and our contract manufacturers may encounter difficulties in achieving quality control and quality assurance, and may experience shortages in qualified personnel. We and our contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or any delay, interruption, or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical trials, the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, and criminal prosecutions, any of which could damage our reputation or impair our ability to develop and commercialize our products. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

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

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development, and commercialization of reproxalap, ADX-2191, or our other product candidates. Inflammatory diseases may be treated with general immune suppressing therapies, including corticosteroids, some of which are generic. Our potential competitors in inflammatory diseases may be developing novel immune modulating therapies that may be safer or more effective than our product candidates.

If we are unable to establish and maintain sales, distribution, and marketing capabilities or enter into agreements with third parties to market, sell, and distribute our product candidates, we may be unable to generate any revenues.

We have no sales or marketing infrastructure and have no experience as a Company in the sale, marketing or distribution of biopharmaceutical products. If reproxalap, ADX-2191, or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop and maintain internal sales, distribution, and marketing capabilities, some of which will be committed prior to any confirmation that reproxalap, ADX-2191, or any of our other product candidates will be approved.

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

To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, included in the Consolidated Appropriations Act, 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the HHS, the Department of Labor, and the Treasury. Additionally, both Congress and the Biden administration have each indicated willingness to continue to seek new legislative and/or administrative measures to address prescription drug costs. For example, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, the HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Congress has also continued to conduct inquiries into the prescription drug industry’s pricing practices.

These initiatives recently culminated in the enactment of the IRA, in August 2022, which, among other things, will allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price representing a significant discount from average prices to wholesalers and direct purchasers. The law will also, beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. Thus, it is unclear how the IRA will be implemented, but will likely have a significant impact on our business and the pharmaceutical industry as a whole.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of reproxalap, ADX-2191, or our other product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our other product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if reproxalap, ADX-2191, or our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for reproxalap, ADX-2191, or our other product candidates;

•
injury to our reputation;
•
withdrawal of clinical trial participants;
•
costs to defend the related litigation;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to trial participants or patients;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
loss of revenue;
•
the inability to continue to develop or commercialize reproxalap, ADX-2191, or our other product candidates; or
•
a decline in our stock price.

We maintain product liability insurance with $5.0 million in coverage. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of reproxalap, ADX-2191, or our other product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Risks Related to our Reliance on Third Parties

We rely and will continue to rely on outsourcing arrangements for many of our activities, including clinical development, commercial readiness preparations, and supply of reproxalap, ADX-2191, and our other product candidates.

As of September 30, 2022, we had only 15 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third party will perform its obligations in an effective and timely manner.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct the clinical trials for reproxalap, ADX-2191, and our other product candidates and, therefore, the timing of the initiation and completion of these trials is controlled by such third parties and may occur on substantially different timing from our estimates. Specifically, we use CROs to conduct our clinical trials and we also rely on medical institutions, clinical investigators, and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

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

We have in the past, and may in the future, form strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including the continued development or commercialization of reproxalap, ADX-2191, or our other product candidates. Strategic alliances may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for reproxalap, ADX-2191, or our other product candidates because third parties may view the risk of development failure as too significant or the commercial opportunity for our product candidate as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction.

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

Composition-of-matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. While we have issued composition-of-matter patents in the United States and other countries for reproxalap, ADX-2191, and other product candidates, we cannot be certain that the claims in our patent applications covering composition-of-matter of early stage candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute. In addition, there are possibly treatment compositions and methods that we have not conceived of or attempted to patent, and other parties may discover and patent approaches and compositions that are similar to or different from ours.

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

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third party patents that may be infringed by commercialization of reproxalap, ADX-2191, or our other product candidates. In addition, identification of third party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could likely:

•
result in costly litigation;
•
divert the time and attention of our technical personnel and management;
•
cause development or commercialization delays;
•
prevent us from commercializing reproxalap, ADX-2191, or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•
require us to develop non-infringing technology; or
•
require us to enter into royalty or licensing agreements.

Although no third party has asserted a claim of patent infringement against us, others may hold proprietary rights that could prevent reproxalap, ADX-2191, or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market reproxalap, ADX-2191, or our other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing reproxalap, ADX-2191, or our other product candidates, which could harm our business, financial condition, and operating results.

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

We are a party to technology licenses, including the in-license agreement for ADX-1612 and an in-license agreement for ADX-2191 (in-license programs), and we may enter into additional licenses in the future. Such licenses do, and may in the future, impose commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we could lose valuable rights under our collaboration agreements and our ability to develop product candidates could be impaired. Additionally, should such a license agreement be terminated for any reason, there may be a limited number of replacement licensors, and a significant amount of time may be required to transition to a replacement licensor.

Our rights to develop and commercialize our in-license programs are each subject in part to the terms and conditions of a third party license, pursuant to which we have acquired exclusive rights and other intellectual property. Our rights with respect to the intellectual property to develop and commercialize the in-license programs may terminate, in whole or in part, if we fail to meet certain milestones contained in each of our license agreements relating to their development and commercialization. We may also lose our rights to develop and commercialize either in-license agreement if we fail to pay required milestones or royalties. In the event of an early termination of our license agreement, all rights licensed and developed by us under this agreement may be extinguished, which may have an adverse effect on our business and results of operations.

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

Depending upon the timing, duration, and specifics of FDA marketing approval of reproxalap, ADX-2191, or other product candidates, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

As of September 30, 2022, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 21% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Aldeyra Therapeutics, Inc.

November 10, 2022	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

November 10, 2022	/s/ Bruce Greenberg
Bruce Greenberg
Vice President of Finance, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)