Form 10-K
period 2022-12-31
Aldeyra Therapeutics, Inc.
filed 2023-03-09
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(781) 761-4904

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ALDX	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $228,378,259, based on the closing price of the registrant’s Common Stock, as reported by The Nasdaq Capital Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2023 there were 58,576,350 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2023 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Aldeyra Therapeutics, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “design,” “might,” “objective,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•
our plans to develop and commercialize reproxalap, ADX-2191 and any other product candidates, if approved;
•
delay in or failure to obtain regulatory approval of reproxalap, ADX-2191 or any of our other product candidates, including as a result of the U.S. Food and Drug Administration (FDA) not accepting our regulatory filings or requiring additional clinical trials or data prior to review or approval of such filings;
•
the ability to maintain regulatory approval of reproxalap, ADX-2191 or any of our other our product candidates, if received, and the labeling for any approved products;
•
uncertainty as to our ability to commercialize (alone or with others) and obtain reimbursement for reproxalap, ADX-2191 or any of our other product candidates following regulatory approval, if any;
•
the size and growth of the potential markets and pricing for reproxalap, ADX-2191 or any of our other product candidates following regulatory approval, if any, and the ability to serve those markets;
•
the rate and degree of market acceptance of any of reproxalap, ADX-2191 or any of our other product candidates following regulatory approval, if any;
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
•
our expectations regarding our expenses and future revenue, the timing of future revenue, the sufficiency or use of our cash resources and needs for additional financing;
•
our expectations regarding competition;
•
our anticipated growth strategies;
•
our ability to attract or retain key personnel;
•
our commercialization, marketing and manufacturing capabilities and strategy;
•
our ability to establish and maintain development partnerships;
•
our ability to successfully integrate acquisitions into our business;
•
our expectations regarding federal, state and foreign regulatory requirements;

•
political, economic, legal, social and health risks, including the ongoing COVID-19 pandemic and subsequent public health measures, and war or other military actions, that may affect our business, results of operations and financial position, or the global economy;
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

ITEM 1. BUSINESS

Overview

We are a biotechnology company devoted to discovering innovative therapies designed to treat immune-mediated diseases. We are developing a novel pharmaceutical platform targeting a class of pro-inflammatory mediators known as RASP (reactive aldehyde species) that exacerbate diseases characterized by inflammation. Our RASP modulator product pipeline includes ADX‑629, a novel orally administered RASP modulator in clinical development for atopic dermatitis, idiopathic nephrotic syndrome, moderate alcohol-associated hepatitis, chronic cough, and Sjögren-Larsson Syndrome. Our preclinical RASP platform includes ADX-246, ADX-248, and other drug candidates in development for geographic atrophy and systemic inflammatory diseases. The validity of the RASP platform is supported by reproxalap, our first-in-class product candidate under New Drug Application (NDA) review by the United States Food and Drug Administration (FDA) for the treatment of dry eye disease. Reproxalap has demonstrated broad-based, rapid-onset activity and consistent safety across a number of Phase 2 and Phase 3 clinical trials. We have additional product candidates in development, including ADX‑2191, which is under NDA review by the FDA for the treatment of a rare but fatal cancer known as primary vitreoretinal lymphoma. ADX‑2191 is also in clinical development for the treatment of proliferative vitreoretinopathy and retinitis pigmentosa, two rare retinal diseases characterized by inflammation and vision loss. ADX‑2191 has received Orphan Drug Designation for all three retinal diseases currently under development.

Our pipeline, as of the date of filing this annual report on Form 10‑K is illustrated below.

Product Candidate Development Pipeline

PRODUCT CANDIDATE
DISEASE TARGET
PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
NDA REVIEW
RASP PLATFORM FOR OCULAR AND SYSTEMIC IMMUNE-MEDIATED DISEASES
Reproxalap (ophthalmic solution)
Dry Eye Disease
Allergic Conjunctivitis
ADX-629 (oral administration)
Atopic Dermatitis (Part 1)
Chronic Cough
Idiopathic Nephrotic Syndrome (Part 1)
Sjögren-Larsson Syndrome*
Moderate Alcohol-Associated Hepatitis
ADX-246 (oral administration)
Systemic Immune-Mediated Diseases
ADX-248 (intravitreal injection)
Geographic Atrophy
VITREOUS METHOTREXATE PLATFORM FOR RARE RETINAL INFLAMMATORY DISEASES
ADX-2191 (intravitreal injection)
Primary Vitreoretinal Lymphoma
Proliferative Vitreoretinopathy
Retinitis Pigmentosa

*Investigator sponsored

All of our development plans and timelines are subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, funding, and other factors that could delay the initiation, completion, or reporting of clinical trials. As we continue to execute on our strategy of expanding our product candidate pipeline, we may license or acquire new immune-modulating approaches with novel therapeutic potential. In January 2019, we acquired from Helio Vision, Inc. and thereby obtained rights to ADX-2191.

Immune-mediated diseases are conditions that result from an imbalance of inhibitory and stimulatory factors that regulate the immune system. Immunological dysregulation can lead to a broad array of conditions that include autoimmune disease, allergy, immunoproliferative disease, and cancer. Many ocular, cardiovascular, metabolic, neurological, and musculoskeletal diseases, affecting more than 100 million patients in the United States and hundreds of millions of patients worldwide, are at least partially immune-mediated. An estimated 7% of western society suffers from some form of immune-mediated disease, and incidence has been increasing. Given the complexity of immune dysregulation, which involves many mediators and signaling pathways, rarely is any single therapeutic approach effective, and today most immune-mediated diseases are generally considered to be inadequately treated. As such, we believe that immune-mediated diseases represent considerable unmet medical need, and that demand for novel immune-modulating therapies is high. Consistent with large patient populations and high therapeutic demand, the current market for the treatment of immune-mediated diseases is considerable, representing an excess of $40 billion worldwide.

We have no products approved for sale in the United States or elsewhere. We will not receive any revenue from any product candidates that we develop until we obtain regulatory approval. We intend to commercialize our products, if approved for sale, directly or through collaborations. Although we may receive commercial revenue in the future, we have to date primarily funded our operations through the sale of our common stock, convertible preferred stock, convertible promissory notes, warrants, and borrowings under debt facilities. We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. In addition, contingent on capital resources, we may augment, diminish, or otherwise modify the clinical development plan described herein.

Since our incorporation, we have devoted substantially all of our resources to the preclinical and clinical development of our product candidates. We have begun to incur commercialization expenses related to reproxalap and ADX-2191, including building a commercial infrastructure and expect to incur additional commercialization expenses in advance of potentially receiving marketing approval for reproxalap and ADX-2191. If we do obtain marketing approval for reproxalap, ADX-2191 or any other product candidate that we develop, we expect to incur significant additional commercialization expenses related to product sales, marketing, distribution and manufacturing. Our ability to generate revenues, if any, largely depends upon our ability, alone or with others, to complete development of and obtain regulatory approvals for our product candidates, and to successfully manufacture, market, and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter, and depend on a number of factors, including risks related to our business and industry, risks relating to intellectual property and other legal matters, risks related to our common stock, and other risks that are detailed in the section of this annual report on Form 10‑K entitled “Risk Factors”.

The Science Supporting Our Product Candidates

RASP: Mediators of Inflammatory Diseases

In response to infection, injury, endogenous and exogenous chemical triggers, heat, and other stimuli, pro-inflammatory RASP (reactive aldehyde species) are generated through a variety of metabolic processes, including alcohol oxidation, enzymatic and non-enzymatic lipid oxidation, and polyamine and sphingosine metabolism. RASP appear to effect inflammation signaling via covalent binding to thiol (sulfur-containing) and amine (nitrogen-containing) residues on proteins, including receptors and enzymes. RASP-protein adducts directly influence the function of proteins, leading to activation of intracellular inflammatory factors, including NF‑κB, an important mediator in the inflammatory response, and inflammasomes. In addition, RASP adducts bind to Scavenger Receptor A, which also initiates pro-inflammatory signaling and leads to the formation of antibodies against the adducted protein, at least in part explaining the presence of host-directed antibodies in autoimmune diseases such as rheumatoid arthritis. Levels of RASP are generally observed to be elevated in ocular and systemic inflammatory disease, including the diseases represented in our RASP modulator pipeline, and thus represent therapeutic targets for immune modulation.

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

Aside from the potentiation of inflammation, there is no generally accepted biological role of high levels of RASP. Some physiologic molecules have RASP forms, including retinaldehyde (a form of Vitamin A) and pyridoxal and pyridoxal phosphate (forms of Vitamin B6), but the activity of physiological RASP is highly restricted by chaperone and other proteins that prevent reaction with other molecules, including our RASP modulators. Thus, pharmacotherapeutic RASP modulation is expected not to adversely affect normal physiologic processes. Consistent with the lack of accessibility of physiologic RASP, our most advanced RASP modulator, reproxalap, which has been administered as an ophthalmic solution to approximately 2,300 patients across a number of completed clinical trials for up to 12 months, has been observed to be generally well tolerated and has not been associated with any serious adverse events. Similarly, our most advanced orally administered RASP modulator, ADX‑629, which has been administered to more than 100 patients across a number of Phase 1 and Phase 2 clinical trials for up to 90 days, has been observed to be generally well tolerated and has not been associated with any serious adverse events.

The RASP Modulator Platform

Because RASP affect many proteins simultaneously, the RASP modulator platform represents a unique and novel pharmacologic approach that, unlike almost all drugs in use today, is not designed to directly inhibit or activate a particular protein but instead targets a family of small molecules that in turn affect the activity and structure of many proteins at once. RASP modulation, therefore, has the potential to down-regulate pro-inflammatory systems or groups of proteins, and may lead to multiple beneficial clinical effects while avoiding toxicity associated with single-target inhibition or activation.

We are currently developing ADX‑629, ADX‑246, ADX‑248, and other novel RASP modulators for the treatment of immune-mediated disease. RASP modulators are novel small molecules designed specifically to bind, and thereby allow for the degradation of, RASP. The validity of the RASP platform is supported by reproxalap, our first-in-class product candidate for the treatment of dry eye disease, which has demonstrated broad-based, rapid-onset activity and consistent safety across a number of Phase 2 and Phase 3 clinical trials and is under NDA review by the FDA. In in vitro and animal studies, reproxalap does not appear to affect most cellular components, including most receptors, enzymes, ion channels, or other proteins. Reproxalap has been shown to outcompete cellular constituents to covalently bind and trap RASP. Reproxalap-RASP adducts appear to be rapidly degraded in cellular environments, after which neither reproxalap nor RASP are detectable. Outside of biological systems, reproxalap-RASP adducts have shown to be remarkably non-reactive and stable, suggesting that reproxalap-RASP binding may be effectively irreversible. By forming covalent drug-RASP adducts that are then degraded, reproxalap and other RASP modulators have the potential to substantially lower RASP levels.

We believe that we are the first biotechnology company to demonstrate the beneficial effects of RASP modulation in a variety of animal models relating to immune-mediated disease, suggesting that RASP modulators may have potent anti-inflammatory effects that persist hours after administration at a variety of different doses relevant to clinical testing.

•
In mouse models of ocular inflammation and post-surgical healing, topically applied reproxalap ophthalmic solution reduced ocular redness and inflammatory cytokines comparable to corticosteroid therapy and slowed the development of corneal haze (fibrosis). (Data presented at The Association for Research in Vision and Ophthalmology 2015 Annual Meeting)
•
In mice injected with a pro-inflammatory agent known as endotoxin, intraperitoneally administered reproxalap statistically reduced a variety of inflammatory cytokines (protein inflammatory mediators), including IL‑5, Il‑1ß, IL‑17, and TNFα, while up-regulating the primary anti-inflammatory cytokine IL‑10. Additionally, in models of mouse contact dermatitis (induced by phorbol myristate acetate) and allergic contact dermatitis (induced by sensitivity to oxazolone), reproxalap statistically reduced inflammation as measured by edema (swelling). (Data presented at The American Academy of Asthma Allergy & Immunology 2015 Annual Meeting)
•
In a model of radiation mucositis (oral inflammation) in hamsters, chronic subcutaneous administration of reproxalap reduced healing time and decreased fibrosis (scarring). (Data presented at the Multinational Association of Supportive Care in Cancer – International Society of Oral Oncology 2015 Annual Meeting)
•
In two different mouse models of inflammatory pain, intraperitoneally administered reproxalap dose-dependently reduced nociceptive behavior, suggesting that reproxalap down-regulates pain signaling in inflammation. (Data presented at The 2016 International Conference on Pain Research and Management)
•
In rat cardiomyocyte culture, reproxalap prevented fibrotic transformation, and inhibited NF‑κB activation and IL‑1ß release. (Data presented at The American Society for Cell Biology® 2016 Annual Meeting)
•
In a mouse model of lung inflammation, intraperitoneal administration of reproxalap reduced infiltration of inflammatory cells and levels of pro-inflammatory cytokines in the lung. (Data presented at The World Congress on Inflammation 2017 Annual Meeting)
•
In a rat model of intraocular inflammation, a single intravitreal injection of the RASP modulator ADX‑103 reduced the development of retinal pathology. (Data presented at The Association for Research in Vision and Ophthalmology 2018 Annual Meeting)
•
In a rat model of diabetic macular edema, intravitreal injection of ADX‑103 reduced retinal inflammatory cell infiltration. (Data presented at The Association for Research in Vision and Ophthalmology 2018 Annual Meeting)
•
In mice injected with endotoxin, orally administered ADX‑629 statistically reduced a variety of inflammatory cytokines, including IL‑5, Il‑1ß, IL‑17, IFN, and TNFα, while up-regulating the primary anti-inflammatory cytokine IL‑10.

•
In a mouse model of lung inflammation, oral administration of ADX‑629 reduced infiltration of inflammatory cells in the lung.
•
In a mouse model of ulcerative colitis, intraperitoneal administration of ADX‑629 reduced the disease activity index, a composite score of histology, organ weights, and other indicators of disease severity.
•
In a rat model of nephritis (kidney inflammation), oral administration of ADX‑629 reduced proteinuria (protein in urine), an indicator of renal dysfunction.

Thus, we believe that the mechanism of action of RASP modulation is potentially multifactorial – lowering inflammation, reducing healing time, diminishing scarring, and mitigating inflammatory pain – and may ameliorate inflammatory disease and deter disease progression in different ways simultaneously, consistent with a systems-based pharmacologic approach.

In addition to the development of ADX‑629, ADX‑246, and ADX‑248, we intend to continue the discovery and development of other novel RASP modulators, and we intend to continue to develop intellectual property around the molecules derived from our RASP modulator platform.

The Potential of ADX‑2191 to Treat Primary Vitreoretinal Lymphoma, Prevent Proliferative Vitreoretinopathy, and Treat Retinitis Pigmentosa

ADX-2191 is a novel intravitreal formulation of methotrexate, a dihydrofolate reductase inhibitor that has been administered intravenously for decades to treat cancer and inflammatory diseases. Initially as an intravenous medication and subsequently as an intraocular injection, serial administration of methotrexate is the standard of care for the treatment of primary vitreoretinal lymphoma, also known as ocular lymphoma, a rare but often fatal cancer that originates in the eye. The goal of methotrexate therapy in ocular lymphoma is to prevent metastasis to the central nervous system, which can be difficult to treat and is ultimately fatal. ADX‑2191 is a concentrated formulation of methotrexate that requires a small injection volume, thereby reducing injection site reflux and ensuing corneal toxicity relative to off-label ocular injections of methotrexate.

Proliferative vitreoretinopathy is a disease that occurs in a subset of patients with retinal detachments, and is characterized by excessive replication and pro-inflammatory activity of retinal cells, at least a portion of which synthesize collagen, the principal component of scar tissue. Retinal scarring can lead to impairment of vision, including blindness, as well as increased probability of subsequent retinal detachments. The anti-proliferative and anti-inflammatory properties of methotrexate are well described. In preclinical studies of primary cell cultures from proliferative vitreoretinopathy patients, methotrexate reduced pathological cell proliferation and scar-like collagen deposition. Thus, the observed clinical activity of ADX‑2191 in proliferative vitreoretinopathy, described below, is believed to be the result of down-regulation of aberrant retinal cell proliferation and activity, thereby leading to reduced retinal scarring. ADX‑2191 is denser than the vitreous, the fluid in the back of the eye, allowing for the concentration of methotrexate in the vicinity of retina.

Retinitis pigmentosa is a group of rare genetic eye diseases characterized by retinal cell death and loss of vision, for which there is no treatment. In vivo preclinical research has identified the activity of methotrexate in inducing misfolded rhodopsin (a visual cycle protein) clearance, suggesting the potential of ADX‑2191 to treat genetic forms of retinitis pigmentosa that are characterized by misfolded rhodopsin.

Clinical Trial Results and Development Plans

Prior to applying for marketing approval, our product candidates must satisfy regulatory authority requirements for safety and efficacy, including pivotal Phase 3 clinical assessment. Our material clinical results have been previously disclosed elsewhere in detail, and we encourage review of all of our clinical trial disclosures in addition to this annual report on Form 10‑K. All of our development plans and timelines are subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, funding, and other factors that could delay the initiation, completion, or reporting of clinical trials. As a result of the COVID-19 pandemic, clinical site availability, staffing, patient recruitment, and patient retention have been negatively affected and the timelines to complete our clinical trials may be delayed.

Systemic RASP Modulation for the Treatment of Immune-Mediated Diseases

ADX‑629 is a novel, orally administered RASP modulator in Phase 2 clinical development for the treatment of systemic immune-mediated diseases. In a Phase 1 clinical trial of ADX‑629, no treatment-related adverse events were observed at any dose tested, and target engagement was evidenced by statistically lower levels of the RASP malondialdehyde in drug-treated subjects relative to controls (Figure 1). Additionally, following ingestion of a controlled high-fat meal, free fatty acids were statistically lower and HDL statistically higher in drug-treated subjects relative to placebo-treated subjects. The lipid results in the Phase 1 clinical trial suggested that ADX‑629 diminished the inflammatory response that typically occurs following ingestion of a high-fat meal.

Figure 1: Phase 1 Clinical Trial of ADX-629

MDA = malondialdehyde; SEM = standard error of the mean; HDL= high-density lipoprotein; LDL = low-density lipoprotein;

FFA = free fatty acids

In 2022, we announced results from Phase 2a clinical trials of ADX‑629 in patients with psoriasis, atopic asthma, COVID-19, or alcohol intoxication, all of which suggested preliminary pharmacodynamic activity of ADX‑629. The Phase 2a trials were performed as part of a systematic strategy to assess activity in different types of immunological diseases, including autoimmune disease, allergic inflammation, infectious disease, and toxin-induced inflammation. Across all Phase 2a clinical trials, in patients treated with ADX‑629, no safety concerns were evident from adverse events and there were no treatment-related serious adverse events observed.

Figure 2: Phase 2a Clinical Trials of ADX‑629 Psoriasis, Asthma, and COVID‑19

SEM = standard error of the mean; NIAID = National Institute of Allergy and Infectious Diseases;

LOCF = Last Observation Carried Forward

Autoimmune Disease: Psoriasis

Following treatment of 10 moderate psoriasis patients with ADX‑629 for 12 weeks, psoriasis area and severity index (PASI) scores were statistically significantly decreased (P=0.0008 vs. baseline at Week 12), and peak PASI 50% and PASI 75% responder percentages were 57% (P=0.001) and 25% (P=0.051), respectively. Investigator global assessment scores decreased over the duration of treatment (P=0.01 vs. baseline at Week 12). Lesional pan-gene expression analysis suggested a trend toward normalization of global gene expression patterns; by Week 12 no gene expression pathways in lesional tissue were dysregulated compared to non-lesional skin. Plasma levels of the commonly described pro-inflammatory RASP malondialdehyde were reduced relative to baseline as soon as four weeks after initiation of treatment (P=0.02).

Allergic Inflammation: Asthma

In a placebo-controlled crossover trial of eight mild asthma patients treated for seven days, asthma symptom scores and sputum eosinophil cell counts were numerically reduced following treatment with ADX‑629 relative to treatment with placebo. Compared to placebo treatment, treatment with ADX‑629 led to statistically significant reductions in plasma levels of the pro-inflammatory cytokines IL-5 (P=0.02) and TNFα (P<0.0001), and numerical reductions in symptoms and in plasma levels of malondialdehyde.

Infectious Disease: COVID-19

Following treatment of 11 mild to moderate COVID-19 patients with ADX‑629 or placebo for four weeks, change from baseline in the National Institute of Allergy and Infectious Diseases Score (1=death, 8=no activity limitation) was numerically higher in ADX‑629-treated patients (n=7) than in placebo-treated patients (n=4) over all days assessed. Consistent with the clinical findings, relative to placebo-treated patients, reductions in plasma levels of the cytokines CXCL9 (P=0.0008), IFNγ (P=0.02), and TNFα (P=0.07) were observed in patients treated with ADX‑629.

Toxin-Induced Inflammation: Alcohol Intoxication

In a crossover trial of 23 healthy volunteers, where each subject received ADX‑629 or placebo prior to ethanol ingestion, ADX‑629 was statistically superior to placebo in improving Romberg test balance time (P=0.02); reducing facial flushing (P=0.0007); and lowering levels of the RASP acetaldehyde (P=0.03), total cholesterol (P=0.02), and LDL (P=0.047).

ADX‑629 is currently in Phase 2 clinical trials for atopic dermatitis, chronic cough, idiopathic nephrotic syndrome, and Sjögren-Larsson Syndrome. In addition, a Phase 2 clinical trial of ADX‑629 in moderate alcohol-associated hepatitis is expected to be initiated in 2023. Clinical trials of the RASP modulators ADX‑246 in systemic immune-mediated disease and ADX‑248 in geographic atrophy are expected to be initiated in the second half of 2023 or early 2024 pending completion of the FDA's Investigational New Drug (IND) requirements.

Dry Eye Disease

Reproxalap is a first-in-class, topically administered RASP modulator for the treatment of anterior segment ocular inflammation, and is currently under NDA review at the FDA for the treatment of dry eye disease. The NDA, which has been assigned a Prescription Drug User Fee Act (PDUFA) date of November 23, 2023, submission is supported by safety and efficacy data from five adequate and well-controlled clinical trials encompassing data for ocular dryness symptom score, ocular redness, Schirmer test (an objective measure of tear production), and Schirmer test ≥10 mm responder analysis (a measure of tear production that is correlated with symptomatic improvement) (Figure 3). The regulatory package includes activity ranging from within minutes of drug administration to up to 12 weeks of treatment (RENEW, Formulation Phase 2), crossover and parallel-group clinical trial designs, and assessment in dry eye chamber challenge (Phase 2 Dry Eye Chamber Trial, Crossover Trial, TRANQUILITY-2) and natural environment settings (RENEW, Formulation Phase 2). We believe that the NDA package for reproxalap, in aggregate, is the most comprehensive regulatory package ever submitted for a dry eye disease drug candidate.

Figure 3: Pivotal Trial Results for Reproxalap in Dry Eye Disease

The NDA submission includes a combination of primary, secondary, multiplicity-adjusted, and nominal P-value endpoints. ‡Adequate and well-controlled Phase 2 or Phase 3 clinical trials can be submitted as pivotal. SEM = standard error of the mean.

In 12-week clinical trials, improvement in symptoms relative to vehicle was observed as soon as one week. In dry eye chamber trials, improvement in dry eye signs, including redness and the Schirmer test tear production assessment, was observed within minutes of dosing. The Schirmer test ≥10 mm responder analysis is correlated with symptomatic improvement, suggesting that a symptomatic benefit may be observed within minutes of dosing. Across all assessed symptoms, rapid symptomatic benefit was observed within dry eye chamber in the Crossover Trial (Figure 4), during which reproxalap or vehicle was administered prior to and 45 minutes after chamber entry.

Figure 4: Symptom Results from the Crossover Dry Eye Chamber Trial of Reproxalap in Dry Eye Disease

Topical ocular reproxalap has been studied in more than 2,300 patients with no observed clinically significant safety concerns; mild and transient instillation site irritation is the most commonly reported adverse event in clinical trials.

Allergic Conjunctivitis

Allergic conjunctivitis is an anterior segment ocular inflammatory disease characterized by ocular itching and redness, and is often associated with dry eye disease. We estimate there to be 66 million patients with allergic conjunctivitis in the United States. In a number of Phase 2 and Phase 3 clinical trials in allergic conjunctivitis, reproxalap demonstrated consistent statistically significant and clinically relevant activity in improving ocular itching and redness. Thus, we believe reproxalap could offer differentiated efficacy relative to existing dry eye disease medications with regard to the potential treatment of the signs and symptoms of allergic conjunctivitis.

In 2021, we announced that the randomized, double-masked, vehicle-controlled allergen chamber Phase 3 INVIGORATE Trial of topically administered reproxalap in patients with allergic conjunctivitis (Figure 5) achieved the primary endpoint (patient-reported ocular itching score after the second dose of test article) and all secondary endpoints (investigator-assessed ocular redness score and patient-reported ocular tearing score).

Figure 5: Phase 3 INVIGORATE Trial Results for Reproxalap in Allergic Conjunctivitis

In 2022, we initiated the randomized, double-masked, vehicle-controlled allergen chamber Phase 3 INVIGORATE-2 Trial of reproxalap in patients with allergic conjunctivitis. Pending positive results from INVIGORATE-2, an allergic conjunctivitis safety trial, and regulatory input, we believe that we will have met NDA requirements for allergic conjunctivitis, although we expect that the NDA submission for allergic conjunctivitis would occur after marketing approval in dry eye disease.

Topical ocular reproxalap has been studied in more than 2,300 patients with no observed clinically significant safety concerns; mild and transient instillation site irritation is the most commonly reported adverse event in clinical trials.

Primary Vitreoretinal Lymphoma

There is no approved treatment for primary vitreoretinal lymphoma. Given that intravitreal methotrexate, the active ingredient of ADX‑2191, is the standard of care for the treatment of primary vitreoretinal lymphoma, and based on Pre-IND and Pre-NDA Type B meetings with the FDA, we submitted an NDA for ADX-2191 for the treatment of primary vitreoretinal lymphoma in the fourth quarter of 2022. The NDA submission, which received Priority Review designation and has been assigned a PDUFA date of June 21, 2023, is comprised in part of safety and efficacy evidence of methotrexate from the scientific literature, and safety data from our Phase 3 GUARD Trial in proliferative vitreoretinopathy, described below. The clinical efficacy literature search identified 32 published clinical trials encompassing a total of 406 treated eyes from 258 patients. The efficacy of intravitreal methotrexate for the treatment of primary vitreoretinal lymphoma has been demonstrated by clearance of lymphomatous cells from the vitreous, improvement in vision, clearance of retinal and subretinal lymphomatous infiltration, clearance or reduction in the number and/or size of lesions, decrease in cytokines, increase in overall survival, and increase in progression-free survival.

Proliferative Vitreoretinopathy

Proliferative vitreoretinopathy is a rare inflammatory disorder of the retina that leads to severe retinal scarring and blindness in a subset of patients with retinal detachments, and is the leading cause of failure of retinal reattachment surgery. Standard of care treatment for proliferative vitreoretinopathy results in subsequent retinal detachment surgical rates that approach 40%. In a single-arm, open-label, investigator-sponsored Phase 1b clinical trial performed at the Massachusetts Eye and Ear Infirmary, only approximately 20% of patients with proliferative vitreoretinopathy treated with multiple injections of ADX‑2191 required subsequent surgery for retinal detachment (Figure 6).

Figure 6: Phase 1b Investigator-Sponsored Clinical Trial of ADX‑2191 in Proliferative Vitreoretinopathy

PVR= Proliferative Vitreoretinopathy

In October 2022, we announced results of Part 1 of the GUARD Trial, a two-part, multi-center Phase 3 clinical trial evaluating the efficacy of intravitreal injections of ADX‑2191 versus standard-of-care for the prevention of proliferative vitreoretinopathy. The primary endpoint of GUARD Part 1, retinal detachment rate over six months following initiation of therapy relative to historical detachment rates, was achieved: relative to historical control, statistically significant reduction (P=0.024) in retinal detachment over six months was observed following serial intravitreal injection of ADX‑2191. Although not statistically powered for secondary or exploratory endpoints, the results of the GUARD Trial demonstrated numerical superiority of ADX‑2191 over routine surgical care in reducing the dichotomous endpoints of retinal detachment rate over six months, hypotony (low intraocular pressure), complete retinal attachment by six months, macular attachment by six months, and epiretinal membrane formation (overall P=0.047) (Figure 7). Visual acuity was similar between ADX‑2191 treatment and routine surgical care groups. Central macular thickness was numerically lower in ADX‑2191-treated patients.

Figure 7: Dichotomous Secondary Endpoints in the Phase 3 GUARD Trial of ADX‑2191 in Proliferative Vitreoretinopathy

ADX-2191 (n=68)	Routine Surgical Care (n=38)	Odds Ratio (95% CI)
Retinal detachment within 6 months	16	11	0.8 (0.3, 1.9)
Retina not fully attached at 6 months	8	7	0.6 (0.2, 1.9)
Macula not attached at 6 months	5	4	0.7 (0.2, 3.0)
Epiretinal membrane (fundoscopy)	12	11	0.5 (0.2, 1.4)
Epiretinal membrane (OCT)	18	12	0.8 (0.3, 1.9)
Hypotony	2	4	0.3 (0.0, 1.5)
Overall	**61**	**49**	**0.6 (0.4, 1.0)**

Favors ADX-2191
P=0.047
0.01
0.1
1
5

OCT= optical coherence tomography; Ci= confidence interval

No safety signals were observed in the GUARD Trial, and ADX‑2191 was well tolerated; there were no observed treatment-emergent serious adverse events. The most common adverse event associated with ADX‑2191 treatment was punctate keratitis, a well-known side effect of intravitreal methotrexate, which was most commonly mild in severity. Across all other treatment-emergent adverse events occurring in at least 10% of patients in either treatment arm, relative to patients treated with routine surgical care, ADX-2191-treated patients had numerically fewer side effects, including pain, cystoid macular edema, corneal edema, macular fibrosis, corneal epithelial defects, anterior uveitis, ocular hypertension, and post-operative inflammation (overall P=0.001) (Figure 8).

Figure 8: All Treatment-Emergent Adverse Events Affecting at Least 10% of Patients in Either Treatment Group in the Phase 3 GUARD Trial of ADX‑2191 in Proliferative Vitreoretinopathy

ADX-2191 (N=68)	Routine Surgical Care (N=38)	Odds Ratio (95% CI)
Punctate keratitis	11	1	6.3 (1.1, 159.0)
Ocular pain	9	9	0.5 (0.2, 1.4)
Cystoid macular edema	5	5	0.5 (0.1, 2.1)
Corneal edema	4	4	0.5 (0.1, 2.5)
Macular fibrosis	4	6	0.3 (0.1, 1.3)
Corneal epithelial defect	2	4	0.3 (0.0, 1.5)
Anterior uveitis	1	4	0.1 (0.0, 1.1)
Ocular hypertension	2	8	0.1 (0.0, 0.5)
Post-operative inflammation	1	5	0.1 (0.0, 0.8)
Overall	**39**	**46**	**0.4 (0.2, 0.7)**

Favors ADX-2191
P=0.001
0.001
0.05
1
50
1000

OCT= optical coherence tomography; Ci= confidence interval

The Markets for Our Product Candidates

Immune-Mediated Systemic Diseases

Immune-mediated systemic diseases, such as autoimmune disease, are generally chronic conditions characterized by excessive and misdirected inflammatory responses. In aggregate, autoimmune diseases and related systemic inflammatory disorders afflicts in excess of 100 million individuals in the United States. In 2021, the top selling drugs for autoimmune conditions alone accounted for approximately $28 billion in sales.

Given the complex pathophysiology of systemic immune-mediated disorders, many of which are caused by a variety of pro-inflammatory mediators, therapy often requires combinations of drugs with distinct mechanisms of action. As such, we believe novel product candidates for immune-mediated diseases are in high demand.

Our RASP modulator platform represents a potential novel therapeutic approach for a variety of common systemic immune-mediated conditions. We are not aware of any other company actively developing therapeutics that target RASP. Because RASP appear to be involved in the generation and potentiation of inflammation in general, we believe the potential therapeutic applicability of RASP modulators is broad. In 2022, we announced results from Phase 2a clinical trials of ADX‑629, a first-in-class orally administered RASP modulator, in patients with COVID-19, atopic asthma, psoriasis, or alcohol intoxication, all of which suggested preliminary pharmacodynamic activity of ADX-629. The Phase 2 clinical trials followed a successful Phase 1 clinical trial of ADX‑629, in which ADX‑629 was well-tolerated; no treatment-related adverse events were observed; and, following ingestion of a fatty meal, levels of cholesterol and fatty acids were lower during ADX‑629 treatment than with placebo.

Dry Eye Disease

The validity of the RASP platform is supported by reproxalap, our first-in-class product candidate for the treatment of dry eye disease, which has demonstrated broad-based, rapid-onset activity and consistent safety across a number of Phase 2 and Phase 3 clinical trials and is under NDA review by the FDA. Dry eye disease is an immune-mediated disease, the symptoms of which - ocular pain, dryness, burning, and stinging - are chronic and persistently disturbing, impacting quality of life and leading to loss of work and substantial economic burden. Dry eye disease is one of the most common diseases treated by ophthalmologists and optometrists, and healthcare providers and patients regard therapy as inadequate in a substantial number of cases.

There are approximately 18 million dry eye disease patients diagnosed in the United States, but only three topical ocular drugs are approved for dry eye disease treatment, cyclosporine (0.05% as Restasis®, 0.05% generic cyclosporine, or 0.09% as CequaTM), lifitegrast (5% as Xiidra®), and loteprednol (0.25% as Eysuvis®). The activity of cyclosporine and lifitegrast has been observed to be minimal or lacking in the majority of patients, and weeks or months of treatment may be required to achieve even modest clinical benefit; over 60% of patients discontinue treatment within 12 months of initiation. Loteprednol, a generically available corticosteroid, is indicated only for short-term treatment (up to two weeks) due to corticosteroid-associated toxicity, which includes increases in intraocular pressure that may lead to glaucoma, the development of cataracts, ocular infection, and other ocular morbidities. Thus, there is considerable demand for a novel topical ocular drug that can be used chronically but that acts quickly.

By modulating RASP, which are elevated in a variety of inflammatory diseases, reproxalap represents a novel mechanism for diminishing ocular inflammation. In a number of Phase 2 and Phase 3 clinical trials in dry eye disease, reproxalap demonstrated consistent statistically significant and clinically relevant activity across a variety of symptoms and signs, occurring as early as within minutes of dosing. Given the broad activity and rapid onset of action observed in clinical trials, we believe that reproxalap may have a commercially differentiated product profile versus currently approved drugs for dry eye disease.

Based on the late-stage clinical trial results to date, discussed below, we believe reproxalap could offer differentiated efficacy relative to existing dry eye disease medications, particularly with regard to early onset of action and breadth of activity. The potential size of the dry eye disease market is substantial. We estimate there to be 39 million patients with dry eye disease in the United States, of which approximately 18 million are diagnosed. Assuming approximately one-half of diagnosed patients are candidates for prescription medication, and assuming approximately four months of therapy per year, the potential total addressable market for reproxalap therapy in dry eye disease is greater than $23 billion in the United States.

Many patients with dry eye disease also manifest symptoms of allergic conjunctivitis, another common inflammatory disease that affects the front of the eye and is characterized by ocular itching and redness. Distinguishing between dry eye disease and allergic conjunctivitis can be challenging for healthcare providers. Approximately half of dry eye patients complain of itching, which is generally considered the result of allergy, and approximately half of allergic conjunctivitis patients complain of dryness, which is generally considered the result of dry eye disease. There are currently no FDA-approved products that are indicated for the chronic treatment of both dry eye disease and allergic conjunctivitis. Neither cyclosporine nor lifitegrast have been approved for use in patients with allergic conjunctivitis, and antihistamines, which are commonly used in allergic conjunctivitis, are known to exacerbate ocular dryness. In a number of Phase 2 and Phase 3 clinical trials in allergic conjunctivitis, reproxalap demonstrated consistent statistically significant and clinically relevant activity in improving ocular itching and redness. Thus, we believe reproxalap could offer differentiated efficacy relative to existing dry eye disease medications with regard to the potential treatment of the signs and symptoms of allergic conjunctivitis.

Primary Vitreoretinal Lymphoma, Proliferative Vitreoretinopathy, and Retinitis Pigmentosa

Primary vitreoretinal lymphoma is a rare, aggressive, high-grade cancer that arises in the vitreous and retina. An estimated 300-600 people in the United States are diagnosed annually and the median survival for newly diagnosed patients is less than five years. Although there is no approved treatment, the off-label standard of care is up to 25 serial ocular injections of methotrexate, the active ingredient of ADX‑2191. ADX‑2191 is a concentrated formulation of methotrexate that requires a small injection volume, thereby reducing injection site reflux and ensuing corneal toxicity relative to off-label ocular injections of methotrexate. ADX‑2191, which is under NDA review by the FDA, has received Orphan Drug Designation from the FDA for the treatment of primary vitreoretinal lymphoma.

Proliferative vitreoretinopathy is a rare inflammatory disorder of the retina that leads to severe retinal scarring and blindness in a subset of patients with retinal detachments, and is the leading cause of failure of retinal reattachment surgery. Over 50% of proliferative vitreoretinopathy cases result in severe uncorrectable vision loss (visual acuity of 20/320 or worse), and 76% of proliferative vitreoretinopathy patients suffer from at least moderate uncorrectable vision loss. Proliferative vitreoretinopathy occurs after up to 10% of surgeries for retinal detachment and 50% or more of surgeries for open globe injury. Based on the prevalence of primary retinal detachment, in addition to retinal detachment that occurs as a result of trauma, we estimate that there are, in aggregate, approximately 4,000 treatable cases of proliferative vitreoretinopathy in the United States per year. By inhibiting cell growth and thereby diminishing scar formation, ADX‑2191 has the potential to be the first FDA-approved drug for prevention of proliferative vitreoretinopathy. ADX‑2191 has received Orphan Drug Designation and Fast-Track Designation from the FDA for the prevention of proliferative vitreoretinopathy, and ADX‑2191 has been designated an Orphan Medicinal Product by the European Commission for the treatment of retinal detachment. A growing amount of scientific literature supports the use of methotrexate for the prevention of proliferative vitreoretinopathy. Unlike off-label ocular injections of methotrexate, ADX‑2191 is denser than the vitreous, the fluid in the back of the eye, allowing for the concentration of methotrexate in the vicinity of retina.

Retinitis pigmentosa is a group of rare genetic eye diseases characterized by retinal cell death and loss of vision, for which there is no treatment. In vivo preclinical research has identified the activity of methotrexate in inducing misfolded rhodopsin clearance, suggesting the potential of ADX‑2191 to treat genetic forms of retinitis pigmentosa that are characterized by misfolded rhodopsin. The prevalence of retinitis pigmentosa is more than one million people worldwide, and mutations leading to rhodopsin misfolding account for approximately one-third of cases. ADX‑2191 has received Orphan Drug Designation from the FDA for the treatment of retinitis pigmentosa.

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

RASP Modulator Platform

A number of academic groups have published on the concept of reducing RASP levels, primarily by using compounds with amines (certain nitrogen-containing molecules) that react with RASP through a chemical process known as the Schiff base reaction. Various RASP-binding amines have been described, particularly carnosine (a naturally occurring dipeptide), which has other potential mechanisms of action unrelated to RASP. At least one group has published on the use of certain nitrogen-containing marketed products to temporarily bind the RASP retinaldehyde as a potential therapy for retinal disease. Schiff base reactions have also been mentioned as possible explanations for a portion of the activity of aminoguanidine, pyridoxamine, and possibly other non-proprietary amine-containing compounds that have been tested in clinical trials for diabetic nephropathy. However, the Schiff base reaction is reversible, and generally the substrates (precursors) and products of the reaction exist in equilibrium such that, at any point in time, the RASP substrate may be bound or unbound. In this way, Schiff base reactions alone represent temporary RASP binding, and likely lead to the relocation of RASP rather than the elimination or long-term modulation of RASP. We believe that our RASP modulator product candidates that we have discovered are differentiated from the above approaches in that the chemical structures of our product candidates are novel, and the reaction with RASP has been observed to be essentially irreversible in vivo, which, we believe, may result in a more effective means of modulating RASP levels.

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

Methotrexate, the active drug substance of ADX‑2191, is generically available and has been used as a chemotherapeutic and immune modulating agent, and other formulations or application methods of methotrexate could be developed for the treatment of retinal diseases. Though not approved by the FDA for the treatment of retinal disease, intraocular injection of intravenous methotrexate formulations is the de facto standard of care for primary vitreoretinal lymphoma, and off-label methotrexate is now commonly administered for the treatment of proliferative vitreoretinopathy. The off-label intraocular injection of intravenous methotrexate for retinal diseases is an example of a practice known as compounding. The disadvantages of compounding are significant, and include a risk of microbial contamination that can lead to severe ocular infection resulting in vision loss or surgical removal of the eye. Unlike compounded intravenous formulations, ADX‑2191 is specifically formulated for intraocular injection such that pH, viscosity, and tonicity have been designed to be compatible with the vitreous humor, the fluid in the back of the eye. Further, ADX‑2191 is a concentrated formulation of methotrexate that requires a small injection volume, thereby reducing injection site reflux and ensuing corneal toxicity relative to off-label ocular injections of methotrexate. Unlike off-label ocular injections of methotrexate, ADX‑2191 is denser than the vitreous, the fluid in the back of the eye, allowing for the concentration of methotrexate in the vicinity of retina.

Competitive Pharmaceuticals by Indication

We believe the primary competitors by indication with respect to our current programs in late stage-clinical testing are as follows:

Competitive Pharmaceuticals for Reproxalap and ADX‑2191

Indication	Competitive Products
Dry Eye Disease

Topical immunomodulators, such as cyclosporine (0.05% as Restasis® 0.09% as CequaTM or 0.1% as CyclASol®) and lifitegrast (5% as Xiidra®); topical corticosteroids, such as loteprednol (0.25% as EysuvisTM); an intranasal spray, such as varenicline (0.03mg as TyrvayaTM), a lipid layer stabilizer, such as perfluorohexyloctane (100% as NOV03®), and other generic steroids; and artificial tear solutions

Primary Vitreoretinal Lymphoma, Proliferative Vitreoretinopathy	Off-label ocular injection of intravenous methotrexate

We believe that there is significant unmet medical need for the diseases that we intend to target. If proven to be safe and effective, we believe that our product candidates could be used in place of, or in addition to, current therapies. Currently available therapies for the treatment of dry eye disease are generally considered by physicians and patients to be inadequate, may require weeks or months of treatment to achieve even moderate clinical benefit, and have not demonstrated clinical activity in allergic conjunctivitis, a common comorbidity. There is no approved therapy for primary vitreoretinal lymphoma or proliferative vitreoretinopathy.

Many drugs are in development for dry eye disease or related indications. In addition, generic versions of Restasis® became available in the United States in 2022. The competitive products for allergic conjunctivitis, which may be generic or sold over-the-counter, include topical antihistamines and corticosteroids, nonsteroidal anti-inflammatory drugs, and mast cell stabilizers. We believe that there are currently no drugs in development for primary vitreoretinal lymphoma or proliferative vitreoretinopathy. Many drugs, gene therapies, and cell therapies are in development for the treatment of retinitis pigmentosa. For the diseases we intend to study, there may be other developmental therapies of which we are not aware.

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

Patent Portfolio

Our patent portfolio currently includes patents and patent applications covering the composition, formulation, and uses of reproxalap, ADX‑629, ADX‑246, ADX‑248, and other novel compounds. As of December 31, 2022, we owned twenty-five United States patents and twenty pending United States non-provisional patent applications, as well as numerous foreign counterparts to these patents and patent applications, relating to reproxalap and other RASP modulators. Additionally, we retain an exclusive license to certain patents covering the formulation of ADX-2191 and uses thereof in preventing and treating retinal indications including proliferative vitreoretinal disease and primary vitreoretinal lymphoma. As of December 31, 2022, our patent applications included one pending U.S. provisional application, four pending U.S. non-provisional patent applications, and approximately seven pending foreign counterparts to these patent applications, relating to ADX-2191.

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

Licenses and Agreements

MEEI Agreement

We are developing ADX‑2191 pursuant to an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (MEEI) originally entered into in July 2016 between MEEI and Helio Vision, Inc., as amended, (MEEI Agreement). We assumed the MEEI Agreement in connection with our 2019 acquisition of Helio Vision.

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

Confidential Information and Inventions Assignment Agreements

We currently require and will continue to require each of our employees and consultants to execute confidentiality agreements upon the commencement of such individual’s employment, consulting, or collaborative relationships with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from such individual’s work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law. Our consulting agreements also provide for assignment to us of any intellectual property resulting from services performed by a consultant for us.

Sales and Marketing

In light of our stage of development, we have not yet fully established a commercial organization or distribution capabilities. We have retained worldwide commercial rights for our product candidates. If our product candidates receive marketing approval, we plan to commercialize them in the United States with our own focused sales organization, a third-party sales force, or a combination of the two. We have begun to establish our commercial infrastructure, but do not expect to establish a complete sales force until approximately three months preceding marketing approval for our product candidates in the United States.

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

Employees

As of December 31, 2022, we had 15 full-time employees and had engaged a number of consultants. We expect that a number of consultants previously engaged in development of our product candidates will participate in ongoing clinical and manufacturing activities. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Human Capital

We recognize that attracting, motivating, and retaining talent at all levels is vital to our continued success. Our employees are a significant asset and we aim to create an equitable, inclusive, and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. By focusing on employee retention and engagement, we also improve our ability to successfully commercialize our products following approval, if any, support our clinical trials, our pipeline, our platform technologies, business and operations, and also protect the long-term interests of our stockholders. Our success also depends on our ability to attract, engage and retain a diverse group of employees. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation and benefits packages and ensuring we listen to our employees.

We value innovation, passion, data-driven decision making, persistence and honesty, and are building a diverse environment where we believe that our employees thrive and are inspired to contribute to the development of novel therapies. We recognize and appreciate the importance of creating an environment where all team members feel valued, included, and empowered to do their best work and to bring great ideas to the table. We recognize that each team member’s unique experiences, perspectives, and viewpoints add value to our ability to develop and deliver innovative diagnostic products and make a meaningful impact on patient care. We aim to foster and maintain a work culture that treats all employees fairly and with respect, promotes inclusivity, and provides equal opportunities for the professional growth and advancement based on merit. Our Code of Business Conduct and Ethics prohibits discrimination on the basis of race, color, religion, national origin, sex (including pregnancy), sexual orientation, age, disability, veteran status, or other characteristics protected by law.

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
•
submission to the FDA of an NDA which must be accepted for filing by the FDA;
•
satisfactory completion of an FDA pre-approval inspection(s) of our office and the facility or facilities at which the product is manufactured to assess compliance with the FDA’s current Good Manufacturing Practices (cGMP) regulations;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
payment of user fees, if applicable;

•
FDA may also inspect sponsor facilities to determine if nonclinical and clinical studies were conducted in compliance with applicable regulations and guidelines; and
•
FDA review and approval of the NDA.

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

For some products, the FDA may require a risk evaluation and mitigation strategy (REMS) which could include measures imposed by the FDA such as prescribing restrictions, requirements for post-marketing studies, and reporting or certain restrictions on distribution and use. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to prescription drug program fees. In accordance with the FDAs guidance, the agency has 60 days from receipt of an NDA to determine whether the application will be accepted for filing to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing.

The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval, and priority review, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

Under the fast track program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a fast track drug concurrent with, or after, the filing of the IND for the product candidate. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat patients with a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. In September 2019, ADX-2191 received fast track designation from the FDA for the prevention of proliferative vitreoretinopathy. Fast track designation provides additional opportunities for interaction with the FDA’s review team and may allow for rolling review of NDA components before the completed application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. The FDA may decide to rescind the fast track designation if it determines that the qualifying criteria no longer apply.

In addition, a sponsor can request breakthrough therapy designation for a drug if it is intended, alone or in combination with one or more other drugs, to treat patients with a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are eligible for intensive guidance from the FDA on an efficient drug development program, organizational commitment to the development and review of the product including involvement of senior managers, and, like fast track products, are also eligible for rolling review of the NDA. Both fast track and breakthrough product candidates may be eligible for accelerated approval and/or priority review, if relevant criteria are met.

Once the submission has been accepted for filing, the FDA begins an in-depth substantive review. Under the PDUFA, the FDA agrees to specific performance goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review NDAs have a goal of being completed within a ten-month timeframe after acceptance of filing. A Priority Review designation is given to products that offer major advances in treatment or provide a treatment where no adequate therapy exists. The goal for completing a Priority Review is six months after acceptance of filing.

It is likely that our product candidates will be granted a Standard Review, with the exception of ADX-2191 which was designated by the FDA as Priority Review for the treatment of primary vitreoretinal lymphoma, and may also be designated Priority Review for other indications. The review process may be extended by the FDA for three additional months to consider certain information or obtain clarification regarding information already provided in the submission. The FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions. In addition, for combination products, the FDA’s review may include the participation of both the FDA’s Center for Drug Evaluation and Research, the Center for Biologics Evaluation and Research, and the FDA’s Center for Devices and Radiological Health. The participation of multiple distinct groups within the FDA has the potential to complicate or prolong review of the application. If the product is deemed a combination product, additional supporting studies may be required, and may delay an NDA submission.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and may require prior FDA approval before being implemented. FDA regulations may also require investigation and correction of any deviations from cGMP and may impose reporting and documentation requirements upon us and any third-party manufacturers. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The Food and Drug Administration Amendments Act of 2007 gave the FDA the authority to require a REMS from manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. In determining whether a REMS is necessary, FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

By way of example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the healthcare industry and impose additional health policy reforms.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form.

Other legislative changes have been proposed and adopted in the United States since the ACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA and the Infrastructure Investment and Jobs Act, will remain in effect until 2031 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics, also has resulted in executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some third-party payors also require pre-approval of coverage for new or innovative devices or therapies before they will reimburse healthcare providers that use such therapies.

We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, as well as the trend toward managed healthcare and increasing influence of managed care organizations, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of current and future cost containment measures or other healthcare reforms may adversely affect our operations and prevent us from being able to generate revenue, attain profitability or commercialize our product candidate.

Orphan Drug Designation

The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States or more than 200,000 individuals where there is no reasonable expectation that the product development cost will be recovered from product sales in the United States. Orphan drug designation must be requested before submitting an NDA and does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. ADX‑2191 has received orphan designation for the prevention of proliferative vitreoretinopathy, and for the treatment of primary vitreoretinal lymphoma and retinitis pigmentosa.

If an orphan drug-designated product subsequently receives the first FDA approval for the disease specified in the orphan drug designation, the sponsor will be entitled to seven years of product marketing exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited and rare circumstances, for seven years. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and a waiver of the NDA application fee. If a competitor obtains approval of the same drug, as defined by the Orphan Drug Act, before we do or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease, the competitor’s exclusivity could block the approval of our product candidate in the designated orphan indication for seven years, unless superior safety or efficacy of our drug is demonstrated.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Research and Development Expenses

Substantially all of our research and development expenses incurred to date have been related to the development of reproxalap and our other product candidates. Our research and development expenses totaled $47.3 million for the year ended December 31, 2022 and $44.9 million for the year ended December 31, 2021.

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

•
Our business is dependent in large part on the successful commercialization of two product candidates, reproxalap and ADX-2191. If we are unable to successfully obtain marketing approvals for reproxalap or ADX-2191, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize these product candidates, our business will be materially harmed.
•
To generate revenue, we will depend on FDA approval and successful commercialization of our product candidates, reproxalap and ADX-2191. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.
•
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
•
We have incurred significant operating losses since inception and we expect to incur significant losses over the next several years. We may never become profitable or, if achieved, be able to sustain profitability.
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

Risks Related to the Potential Development and Commercialization of Reproxalap, ADX-2191 and our Product Candidates

Our business is dependent in large part on the successful commercialization of two product candidates, reproxalap and ADX-2191. If we are unable to successfully obtain marketing approvals for reproxalap or ADX-2191, or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize these product candidates, our business will be materially harmed.

We are dependent in large part on regulatory approval and successful commercialization of reproxalap and ADX-2191 for our future business success. There is a significant risk that we will fail to successfully obtain marketing approval and/or commercialize reproxalap and/or ADX-2191. Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA, and even fewer are approved for commercialization.

Prior to and following potential NDA approval, we will invest a significant portion of our time and financial resources on the commercialization of reproxalap and ADX-2191. We cannot accurately predict when or if either of these product candidates will receive marketing approval. Our ability to generate product revenues will depend on our obtaining marketing approval for, and commercializing one or both of, reproxalap and ADX-2191. The future regulatory and commercial success of reproxalap, ADX-2191 and our other product candidates is subject to a number of risks, including the following:

•
obtaining marketing approval for reproxalap and ADX-2191, for which the FDA has accepted our NDAs for filing, or any other product candidates;
•
manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;
•
hiring and building a full commercial organization required for the marketing, selling and distributing for those products which we obtain marketing approval;
•
achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for any products we commercialize;
•
obtaining, maintaining and protecting our intellectual property rights;
•
we may not be able to provide sufficient evidence of safety and efficacy to obtain regulatory approval;
•
the FDA, or comparable foreign regulatory bodies, may implement new standards, or change the interpretation of existing standards or requirements for the regulatory approval, in general or with respect to the indications for which we seek approval;
•
the FDA, or comparable foreign bodies, may require additional clinical data;
•
we may not have sufficient financial and other resources to pursue our business plans, complete necessary clinical trials of our product candidates and commercialize our approved products, if any;
•
if approved, reproxalap, ADX-2191 and our other product candidates will compete with well-established and other products or therapeutic options already approved for marketing by the FDA, or comparable foreign regulatory bodies;
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

Furthermore, even if we do receive regulatory approval to market reproxalap, ADX-2191, or any of our other product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to commercialize our product candidates or continue to fund our development programs, we cannot assure that reproxalap and/or ADX-2191 will be successfully commercialized, or our other product candidates will be successfully developed or commercialized. If we are unable to obtain regulatory approval for or, if approved, we or any of our future partners are unable to successfully commercialize reproxalap and/or ADX-2191, and our other product candidates, we may not be able to generate sufficient revenue to continue our business.

To generate revenue, we will depend on FDA approval and successful commercialization of our product candidates, reproxalap and ADX-2191. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap and ADX-2191. We submitted an NDA for reproxalap for the treatment of the signs and symptoms of dry eye disease in December 2022. In February 2023, the FDA accepted the reproxalap NDA for filing and set a PDUFA date of November 23, 2023. We submitted an NDA for ADX-2191 for the treatment of primary vitreoretinal lymphoma in December 2022. In March 2023, we announced that the FDA accepted the ADX-2191 NDA for filing with priority review and set a PDUFA date of June 21, 2023. However, the FDA’s decision to accept the NDAs for filing and set PDUFA dates does not indicate that it has made any decision regarding approval nor does it guarantee approval by such dates, if at all. The FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. Clinical trial results frequently are susceptible to varying interpretations and regulatory authorities may disagree on what are appropriate methods for analyzing data, which may delay, limit or prevent regulatory approvals. The FDA could also require that we conduct additional studies or clinical trials and submit the results of those studies or clinical trials before the application will be reconsidered, which would require us to expend more resources than we planned or that are available to us, and could substantially delay any approval of our application. If marketing approval for reproxalap, ADX-2191, or our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected. Such a delay could occur because a competitor product is approved before our product and secures patent protection, market exclusivity, or both, and thereby precludes our product approval for a number of years. It is also possible that additional studies or clinical trials may not suffice to make our application approvable. There can be no assurance that NDAs accepted for filing by the FDA will be approved in a timely manner or at all.

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

Delays in the commencement or completion of our ongoing or planned clinical trials for our product candidates could significantly affect our product development costs and timeline. We do not know whether future trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•
public health epidemics or pandemics, including the COVID-19 pandemic or responses thereto;
•
the FDA, or an institutional review board, or IRB, failing to grant permission to proceed or placing a clinical trial on hold;
•
subjects failing to enroll or remain in our clinical trials at the rate we expect;
•
subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•
lack of adequate funding to continue the clinical trial;
•
subjects experiencing severe, serious, or unexpected drug-related adverse effects, whether drug-related or otherwise;
•
a facility manufacturing our product candidates, or drug product components being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
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

Product development costs will increase if we have delays in testing or approval of our product candidates or if we need to perform more, larger, or longer clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we or our partners may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial. If we experience delays in completion of, or if we, the FDA, or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenues, if any, will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.

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
•
adverse events which had initially been considered unrelated to the product candidate may later, even following approval and/or commercialization, be found to be caused by the product candidate;
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
•
any negative results or perceived negative results in clinical trials for one indication may have an adverse effect on our ability to develop and potentially commercialize reproxalap, ADX-2191, or our other product candidates for the treatment of another indication;
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

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. Any negative results or perceived negative results in clinical trials for one indication may have an adverse effect on our ability to develop and potentially commercialize reproxalap, ADX-2191, or our other product candidates for the treatment of another indication. In addition, as product candidates proceed through development, the trial designs may often be different and may need to evolve and change from phase to phase or within the same phase or same trial, as is the case for adaptive trials; the vehicles or controls may be modified from trial to trial; and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. Success in run-in cohorts, earlier clinical trials, or clinical trials focused on a different indication does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through other phases of clinical testing. In addition, discussions with regulatory bodies, such as the FDA, may lead to changes in trial designs or programs. Companies frequently suffer significant setbacks in advanced clinical trials, even after run-in cohorts or earlier clinical trials have shown promising results. For example, the results of the TRANQUILITY Trial did not reflect the results of the TRANQUILITY run-in cohort. Moreover, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

We could also face challenges in designing clinical trials and obtaining regulatory approval of our product candidates due to the lack of historical clinical trial experience for novel classes of therapeutics. Thus, it is difficult to determine whether regulatory agencies will be receptive to the approval of our product candidates, and to predict the time and costs associated with obtaining regulatory approvals. The clinical trial requirements of the FDA and other regulatory agencies and the criteria regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and require more time and trial data than for other, better known, or more extensively studied classes of product candidates. In addition, it is possible that, as regulatory bodies gain more familiarity with our type of product candidates by reviewing competitor candidates, those agencies could impose new conditions on our product candidates that we did not expect. Any inability to design clinical trials with protocols, methodology, and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for our product candidates, would have an adverse impact on our business, prospects, financial condition, and results of operations.

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

There exist several designations that we can apply for from the FDA and other regulators that would provide us with various combinations of the potential for expedited regulatory review, certain financial incentives as well as the potential for post-approval exclusivity for a period of time. These designations include but are not limited to orphan drug designation, breakthrough therapy designation, accelerated approval, fast track status, and priority review for our product candidates. We may seek one or more of these designations for our current and future product candidates. In April 2018, ADX-2191 received orphan drug designation from the FDA for the prevention of proliferative vitreoretinopathy and, in June 2020, ADX-2191 was designated an orphan medicinal product by the European Commission for the treatment of retinal detachment. In September 2019, ADX-2191 received fast track designation from the FDA for the prevention of proliferative vitreoretinopathy. There can be no assurance that any of our other product candidates will qualify for any of these designations. There can also be no assurance that any of our product candidates, that do qualify for these designations, will be granted such designations or that the FDA will not revoke such a designation it grants at a later date. Further, there can be no assurance that any of our product candidates that are granted such designations will ever benefit from such designations or that the FDA would not withdraw such designations once granted. Were we to receive a designation that promised a period of market exclusivity, such as orphan drug exclusivity, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Further, with respect to orphan drug status, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective, or makes a major contribution to patient care.

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

We are performing an adaptive trial in proliferative vitreoretinopathy. For the reasons stated above, detailed results from the initial part of the GUARD trial were not disclosed until the completion of subsequent parts of the trials, or until the entire adaptive trial was completed. Further, the initial parts of adaptive trials may be performed in part to assess biomarkers or surrogate markers that may require substantial time to generate, analyze, and interpret. Thus, disclosure of clinical results from the initial parts of adaptive trials may also be delayed due to the time required for biomarker or surrogate marker assessment.

We may find it difficult to enroll patients in our clinical trials or identify patients during commercialization (if our products are approved by regulatory agencies) for product candidates addressing orphan or rare diseases.

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including proliferative vitreoretinopathy and retinitis pigmentosa. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. The ongoing COVID-19 pandemic has and may have an impact on our ability to enroll and retain patients in our clinical trials. For instance, patient enrollment in our GUARD trial of ADX-2191 and our 12-month safety trial of reproxalap were negatively impacted as a result of limited clinical trial staffing at trial sites and some patients electing to delay surgery. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as proliferative vitreoretinopathy, lack of availability of, or difficulty recruiting or retaining a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

We continue to develop our product candidates for the treatment of the indications for which we intend to seek approval, and we currently do not know the full extent of adverse events that will be observed in subjects that receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials, which may be larger or longer than those previously conducted, we may not be able to obtain regulatory approval or commercialize such product candidate.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of proliferative vitreoretinopathy, primary vitreoretinal lymphoma, and retinitis pigmentosa, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. Current treatments that are used in the United States for dry eye disease include over the counter artificial tears, Restasis®, Xiidra®, CequaTM, Eysuvis®, and TyrvayaTM . In February 2022, the FDA approved the first generic version of Restasis®, which is now available for sale in the U.S. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and commercial and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

If we are unable to successfully establish and maintain sales, distribution, and marketing capabilities or enter into agreements with third parties to market, sell, and distribute our product candidates, we may be unable to generate any revenues.

We have only recently begun to establish a sales or marketing infrastructure and have no experience as a Company in the sale, marketing or distribution of biopharmaceutical products. If reproxalap, ADX-2191, or any of our other product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop and maintain internal sales, distribution, and marketing capabilities, some of which will be committed prior to any confirmation that reproxalap, ADX-2191, or any of our other product candidates will be approved.

We currently expect that we may build our own sales and marketing organization to support the commercialization in the United States of product candidates for which we receive marketing approval. In advance of receiving marketing approval for reproxalap and ADX-2191, we have begun to build our commercial infrastructure. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of reproxalap, ADX-2191 or any product candidate for which we establish a commercial infrastructure is delayed or does not occur for any reason, including if we do not receive marketing approval on the timeframe we expect, we would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Where an applicant for a marketing authorization submits a full dossier containing its own pharmaceutical, pre-clinical tests and clinical trials data, and where the application does not fall within the "global marketing authorization" of an existing medicinal product, the applicant is entitled to eight years of regulatory data protection upon grant of the marketing authorization (the period starts to run from the first marketing authorization in the EU/ European Economic Area (EEA)). During this period, applicants for approval of generics or biosimilars cannot rely on data contained in the marketing authorization dossier submitted for the already authorized, or reference, medicinal product to support their application. After the expiration of the eight-year period of regulatory data protection, the reference medicinal product benefits from a further two-year period of marketing protection. During these two years of marketing protection, no generic or biosimilar medicinal product that relies upon the reference medicinal product’s dossier may be placed on the EU market, but a generic or biosimilar marketing authorization application can be submitted to the competent regulatory authorities in the EU Member States during this time. The two-year period of marketing protection can further be extended by one year if, during the first eight years of the grant of the first marketing authorization, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, even if a compound is considered to be a new active substance and the innovator is able to gain the period of regulatory data protection and marketing protection, provided that no other IP or regulatory exclusivities applied, another unrelated company could also apply for a marketing authorization and market another competing medicinal product for the same therapeutic indication if such company obtained its own marketing authorization based on a separate marketing authorization application based on a full self-standing scientific data package supporting the application. The period of regulatory data protection and marketing protection applies in the UK (running from the date of the first authorization in Great Britain).

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

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses since inception and we expect to incur significant losses over the next several years. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap, ADX-2191, and our other product candidates. Net loss for the year ended December 31, 2022 and 2021 was approximately $62.0 million and $57.8 million, respectively. As of December 31, 2022, we had total stockholders’ equity of $151.0 million and an accumulated deficit of $356.7 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap, ADX-2191, or any of our other product candidates is approved, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as compared to prior periods as we prepare for commercialization of reproxalap and ADX-2191, as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company and increased insurance premiums, among other factors. Our license agreement with Massachusetts Eye and Ear Infirmary, or MEEI, under which we license certain of our patent rights and a significant portion of the technology for ADX-2191, imposes royalty and other financial obligations on us, and we may enter into additional licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance and other obligations on us.

Our expenses will also increase if and as we:

•
seek marketing approval for reproxalap and ADX-2191 and establish our sales, marketing and distribution capabilities for reproxalap and ADX-2191 in advance of and upon any such approval;
•
conduct any necessary clinical trials and other development activities and/or seek marketing approvals for ADX-629, ADX-246, ADX-248 and any other product candidates;
•
pursue the clinical development of reproxalap or ADX-2191 for the treatment of other additional indications or for use in other patient populations or, if approved, seek to broaden the label of reproxalap or ADX-2191;

•
scale up our manufacturing processes and capabilities to support commercialization of reproxalap and ADX-2191, and any of our other product candidates for which we seek and/or obtain marketing approval;
•
leverage our RASP-modulator discovery platform to advance additional therapeutics into preclinical and clinical development;
•
in‑license or acquire the rights to other products, product candidates or technologies;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional clinical, quality control, scientific, manufacturing, commercial and management personnel;
•
expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
•
increase our product liability insurance coverage as we initiate and expand our commercialization efforts; and
•
expand our sales, marketing and distribution capabilities for our other product candidates, prior to or upon receiving marketing approval;

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase from what we anticipate if:

•
we are required by the FDA or non‑U.S. regulatory agencies to perform clinical trials or studies in addition to those expected;
•
there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates; or
•
there are any third‑party challenges to our intellectual property portfolio, or the need arises to defend against intellectual property‑related claims.

Our ability to become and remain profitable depends on our ability to generate revenue. We currently generate no revenue from sales, and we may never be able to commercialize reproxalap, ADX-2191, or our other product candidates. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We do not expect to generate revenue that is sufficient to achieve profitability unless and until we obtain marketing approval for and commercialize one or more of our product candidates. We do not expect to commercialize reproxalap and ADX-2191 or any of our other product candidates before late 2023, if ever. Achieving profitability will require us to be successful in a range of challenging activities, including:

•
obtaining marketing approval for reproxalap and ADX-2191, for which the FDA has accepted our NDAs for filing, or any other product candidates;
•
manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;
•
hiring and building a full commercial organization required for the marketing, selling and distributing for those products which we obtain marketing approval;
•
achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for any products we commercialize; and
•
obtaining, maintaining and protecting our intellectual property rights.

We may never succeed in these activities and may never generate revenue that is sufficient to achieve profitability. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations.

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

The development and commercialization of biopharmaceutical products is capital intensive. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we seek marketing approval and prepare for commercialization of reproxalap and ADX-2191, and continue the development of our product candidates through preclinical and clinical development, including multiple ongoing and planned clinical trials for our product candidates. We expect our expenses to increase in connection with our ongoing activities, particularly as we commercialize reproxalap and ADX-2191, if approved, and we continue the research and development of, and, if successful, seek marketing approval for, our product candidates.

We have begun to incur commercialization expenses related to reproxalap and ADX-2191, including beginning to build a commercial infrastructure and expect to incur additional commercialization expenses in advance of potentially receiving marketing approval for reproxalap and ADX-2191. If we do obtain marketing approval for reproxalap, ADX-2191 or any other product candidate that we develop, we expect to incur significant additional commercialization expenses related to product sales, marketing, distribution and manufacturing. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce, or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts. In addition, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval, and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings, or other sources. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•
the costs, timing and outcome of regulatory review of reproxalap and ADX-2191, including any additional trials the FDA or other regulatory agencies may require for approval or label expansion;
•
the progress, costs and results of any clinical activities for regulatory review of reproxalap and ADX-2191 outside of the United States;
•
the costs and timing of process development and manufacturing scale‑up activities associated with reproxalap and ADX-2191;
•
the costs of commercialization activities for reproxalap and/or ADX-2191 if we receive marketing approval and pre‑commercialization costs for reproxalap and/or ADX-2191 incurred prior to receiving, any such marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;
•
assuming receipt of marketing approval, the amount of revenue received from commercial sales of reproxalap and ADX-2191 or any other product candidates;
•
the terms and timing of establishing collaborations, license agreements, and other partnerships on terms favorable to us;
•
the type, number, scope, progress, expansion costs, results, and timing of our clinical trials of any product candidates that we are pursuing or may choose to pursue in the future;

•
costs associated with any other product candidates that we may develop, in-license, or acquire, including potential milestone or royalty payments; and
•
the costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights.

Some of these factors are outside of our control. Our existing capital resources are not sufficient to enable us to fund the commercialization of reproxalap and ADX-2191 and completion of our clinical trials and remaining development through commercial introduction for our product candidates. We expect that we will need to raise substantial additional funds in the near future.

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings, including debt financings. The state of the global economy and market instability has made the business climate volatile and more costly. Uncertain economic conditions, uncertainty as to the general direction of the macroeconomic environment, and the price of our common stock, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. For example, the capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as a global financial crisis, could affect our ability to raise additional capital. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders or be excessively dilutive. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, reduce or discontinue our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates or curtail, delay, or discontinue one or more of our preclinical studies, clinical trials or other research or development programs. We may also be unable to expand our operations or otherwise capitalize on our business opportunities, may need to restructure our organization, or may be required to relinquish rights to our product candidates or other technologies, or otherwise agree to terms unfavorable to us. Any of these occurrences could materially affect our business, financial condition, and results of operations.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•
regulatory developments affecting reproxalap, ADX-2191, and our other product candidates;
•
our establishment and maintenance of a sales, marketing and distribution infrastructure and outsourced manufacturing capabilities to commercialize any product candidate for which we may obtain marketing approval;
•
variations in the level of expenses related to our clinical trial and development programs;
•
addition or termination of clinical trials or development programs;
•
any intellectual property infringement lawsuit in which we may become involved;
•
the impact of the COVID-19 pandemic on our business, results of operations, and financial position;
•
our establishment and maintenance of a sales, marketing and distribution infrastructure and outsourced manufacturing capabilities to commercialize any product candidate for which we may obtain marketing approval;
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

Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities. Because of the number and variability of factors that will determine our use of our cash, cash equivalents, and marketable securities, management’s ultimate use of cash, cash equivalents, and marketable securities may vary substantially from the currently intended use. Our management might not apply our cash, cash equivalents, and marketable securities in ways that ultimately increase the value of your investment. We expect to use our cash, cash equivalents, and marketable securities to: fund our planned clinical trials of a number of product candidates; continue to fund the NDA approval process for reproxalap and ADX-2191, including conducting any additional clinical trials or other activities that the FDA may require for approval of reproxalap or ADX-2191; fund an initial commercialization and launch of reproxalap and ADX-2191, if approved; develop other molecules that relate to immune-mediated disease; pursue regulatory approval for our product candidates; service our debt obligations; and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash, cash equivalents, and marketable securities in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash, cash equivalents, and marketable securities in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

The terms of our secured debt facility require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In March 2019, we entered into a credit facility with Hercules Capital, which was subsequently amended in April 2021 and December 2022, that is secured by a lien covering all of our assets, other than our intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock, or make investments. If we default under the terms of the Hercules Credit Facility or any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of transactions involving our common stock.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021 that four ownership changes occurred since inception. Management believes that its aggregate Section 382 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. There were no ownership changes in 2022. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

We are in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine and the COVID-19 pandemic. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions or the COVID-19 pandemic.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit, and capital markets, as well as supply chain disruptions.

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

The global spread of COVID-19, and variants thereof, has created significant volatility, uncertainty, and economic disruption. Our business has been and will continue to be adversely affected by the COVID-19 pandemic. For instance, we have experienced operational interruptions as a result of the COVID-19 pandemic and we may also incur additional costs to remedy damages caused by business disruptions, including clinical trial delays or interruptions. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our ongoing or planned clinical trials; and any closures of our offices or clinical trial facilities.

Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions, as well as the COVID-19 pandemic, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this annual report.

If we engage in an acquisition, reorganization, or business combination, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

From time to time, we have entered into, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies, or products, or entering into a business combination with another company. For example, in January 2019 we acquired Helio Vision, Inc. and obtained the rights to ADX-2191, a vitreous-compatible methotrexate formulation for intraocular injection, for the treatment of primary vitreoretinal lymphoma and prevention of proliferative vitreoretinopathy. Any acquisitions we undertake or have recently completed will likely be accompanied by business risks which may include, among other things:

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

As of December 31, 2022, we had only 15 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

In addition, during challenging and uncertain economic environments, in tight credit markets and during public health epidemics, such as the COVID-19 pandemic, and with the political uncertainty involving Russia and Ukraine, there may be a disruption or delay in the performance of our third-party contractors, suppliers, or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected.

We rely on third parties to conduct our clinical trials. If any third-party does not meet our deadlines or otherwise conduct the trials as required and in accordance with regulations, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates when expected, or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct the clinical trials for our product candidates and, therefore, the timing of the initiation and completion of these trials is controlled by such third parties and may occur on substantially different timing from our estimates. Specifically, we use CROs to conduct our clinical trials and we also rely on medical institutions, clinical investigators, and consultants to conduct our trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators, and other third parties play a significant role in the conduct of these trials and subsequent collection and analysis of data.

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

Composition-of-matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. While we have issued composition-of-matter patents in the United States and other countries for reproxalap, and other product candidates, we cannot be certain that the claims in our patent applications covering composition-of-matter of early stage candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute. In addition, there are possibly treatment compositions and methods that we have not conceived of or attempted to patent, and other parties may discover and patent approaches and compositions that are similar to or different from ours.

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

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of reproxalap, ADX-2191, or our other product candidates. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could likely:

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

Although no third-party has asserted a claim of patent infringement against us, others may hold proprietary rights that could prevent reproxalap, ADX-2191, or our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market reproxalap, ADX-2191, or our other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing reproxalap, ADX-2191, or our other product candidates, which could harm our business, financial condition, and operating results.

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

If we or any of our future development partners were to initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

We may fail to comply with any of our obligations under existing or future agreements pursuant to which we license rights or technology, which could result in the loss of rights or technology that are material to our business.

We are a party to technology licenses, including an in-license agreement for ADX-2191 (in-license program), and we may enter into additional licenses in the future. Such licenses do, and may in the future, impose commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we could lose valuable rights under our collaboration agreements and our ability to develop product candidates could be impaired. Additionally, should such a license agreement be terminated for any reason, there may be a limited number of replacement licensors, and a significant amount of time may be required to transition to a replacement licensor.

Our rights to develop and commercialize our in-license program are each subject in part to the terms and conditions of a third-party license, pursuant to which we have acquired exclusive rights and other intellectual property. Our rights with respect to the intellectual property to develop and commercialize the in-license program may terminate, in whole or in part, if we fail to meet certain milestones contained in each of our license agreements relating to their development and commercialization. We may also lose our rights to develop and commercialize either in-license agreement if we fail to pay required milestones or royalties. In the event of an early termination of our license agreement, all rights licensed and developed by us under this agreement may be extinguished, which may have an adverse effect on our business and results of operations.

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

Risks Related to Employee Matters and Managing Growth

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

As of December 31, 2022, we only had 15 full-time employees. Accordingly, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap, ADX-2191, and our other product candidates, as well as function as a public company. As we seek to advance reproxalap, ADX-2191, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

Risks Related to Other Legal or Regulatory Matters

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
•
increases in custom duties and tariffs;
•
changes in currency exchange rates;

•
economic weakness, including inflation, and political instability, including effects of the ongoing conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto;
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

Security breaches , cyberattacks, loss of data, and other disruptions impacting our information technology systems or those of our third-party collaborators, service providers, contractors or consultants could compromise the privacy, security, integrity or confidentiality of sensitive information related to our business or prevent us from accessing critical information and expose us to adverse consequences, including but not limited to regulatory investigations or actions, litigation, and significant fines and penalties, which could adversely affect our business, financial condition, and reputation.

In the ordinary course of our business, we and our current or future third-party collaborators, service providers, contractors, and consultants collect, may store and transmit sensitive data, including legally protected health information, personal data (also referred to as personal information or personally identifiable information under certain data privacy laws) about patients and employees, intellectual property, and our proprietary business and financial information (collectively, sensitive information). We manage and maintain data, including sensitive information, utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. We face a number of risks related to our protection of, and our third-party collaborators’, service providers’, contractors’, and consultants’ protection of, this sensitive information, including loss of access, inappropriate disclosure and inappropriate or unauthorized access, as well as risks associated with our ability to identify and audit such events.

The secure processing, storage, maintenance, and transmission of sensitive information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and those of our third-party collaborators, service providers, contractors, and consultants, may be vulnerable to breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war and telecommunications and electrical failures, as well as from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information) or viruses or otherwise breached due to employee or third-party error, malfeasance, or other activities. These risks may be heightened during the ongoing COVID-19 pandemic, if any of our employees work remotely.

While we are not aware of any such attack, breach or system failure, we cannot guarantee that our data protection efforts and our investment in information technology, or those of our third-party collaborators, service providers, contractors, and consultants will prevent significant breakdowns, data leakages, and breaches in the relevant systems or other cyber incidents. If such event were to occur and cause interruptions in our operations, our networks could be compromised and the sensitive information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such unauthorized access, disclosure or other loss of information, or the perception that any of these has occurred, could result in legal claims or proceedings, liability under federal, state, and international laws that protect the privacy of personal data, including but not limited to private lawsuits or class actions under the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2020 (CPRA), and regulatory penalties, which could result in significant legal or financial exposure. In addition, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal data, which is a broader class of information than the health information protected by the Health Insurance Portability and Accountability Act (HIPAA). Unauthorized access, loss, or dissemination of sensitive information could also disrupt our ability to conduct research and development activities; collect, process, and prepare company financial information; provide information about our product candidates and other patient and physician education or outreach efforts through our website; manage the administrative aspects of our business; or prevent damage to our reputation, any of which could adversely affect our business.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; significant fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of our business, we process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data (also referred to as personal information or personally identifiable information under certain data privacy laws) and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, and patient information. Our data processing activities may subject us to numerous data privacy and security obligations, such as various federal, state, and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. We strive to comply with applicable data privacy and security obligations to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules and/or our practices. Any failure or perceived failure by us to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to third parties, or any compromise of security that results in the unauthorized access, release or transfer of personal data or other sensitive information, may result in governmental enforcement actions and fines or orders requiring that we change our practices, private litigation (including class action lawsuits), or public statements against us by consumer advocacy groups or others and could cause a loss of trust in us, which could result in significant legal or financial exposure and reputational damage that could potentially have an adverse effect on our business.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, we may be subject to various state data privacy and security laws and regulations, including the California Consumer Privacy Act, as amended by the CPRA, which, among other things, requires covered “businesses” to provide specific disclosures to California consumers concerning the collection, sale, and sharing of their personal data, and gives such consumers the right to opt-out of certain sales of personal information. The CPRA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase the likelihood of, and the risks associated with, security breach litigation. Additionally, the CPRA created a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions became effective on January 1, 2023. Further, Virginia enacted its own comprehensive state privacy law, the Virginia Consumer Data Protection Act (VCDPA), which also went into effect on January 1, 2023. Three additional comprehensive state privacy laws will go into effect later in 2023: the Colorado Privacy Act (CPA) and Connecticut Data Privacy Act (CTDPA), will both go into effect on July 1, 2023, and the Utah Consumer Privacy Act (UCPA) will go into effect on December 31, 2023. The CPRA, VCDPA, CPA, CTDPA, and UCPA may, to the extent they apply, increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we process personal data, our financial condition, and the results of our operations. These laws have also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business.

Recent developments in Europe have created compliance uncertainty regarding the processing of personal data from Europe. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), and the Swiss Federal Act on Data Protection extend the geographical scope of European data protection laws to non-European entities and impose strict requirements for processing personal data. For example, under the EU GDPR and/or the UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million, whichever is higher, for the most serious infringements. This exposes us to two parallel sets of regulations, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Further, individuals or consumer protection organizations authorized at law to represent their interests may initiate litigation related to the processing of individuals’ personal data.

In the ordinary course of our business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. The EU GDPR and UK GDPR prohibit the transfer of personal data to countries outside of the EEA, or the UK including the United States, that have not been deemed adequate by the European Commission or by the UK data protection regulator, respectively. Switzerland has adopted similar restrictions. Although there are legal mechanisms that allow for the transfer of personal data from the EEA, UK, and Switzerland to the United States, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. For example, recent legal developments in the EU have created complexity and uncertainty regarding such transfers and data protection authorities from the different EU Member States may interpret the EU GDPR differently. Additionally, guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. These transfer mechanisms have also been subject to various legal challenges. In particular, on July 16, 2020, the Court of Justice of the European Union, in the case of Data Protection Commissioner v. Facebook Ireland Limited, Maximillian Schrems (Case C-311/18) (Schrems II), invalidated the EU-U.S. Privacy Shield Program for transfers of personal data from the EU to the U.S., and added further uncertainty and complexity to the use of standard contractual clauses as a compliance mechanism for transfers of personal data outside the EU.

If there is no lawful manner for us to transfer personal data from the EEA, UK, or Switzerland to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third-parties, which could limit our ability to conduct clinical trial activities in Europe or elsewhere, and injunctions against our processing or transferring of personal data necessary to operate our business.

In addition to the EU, UK, and Switzerland, a growing number of other global jurisdictions are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of our business. Some of these laws, such as the General Data Protection Law in Brazil, or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the EU GDPR and UK GDPR. Others, such as those in Russia, India, and China, could potentially impose more stringent obligations, including data localization requirements. If we are unable to meet these evolving legal requirements or if we violate or are perceived to violate any laws, regulations, or other obligations relating to privacy, data protection, or information security, we may experience harm to our reputation and become subject to investigations, claims, and other remedies, which could expose us to significant fines, penalties, and other damages, all of which would harm our business.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize our product candidates. For example, we may be sued if reproxalap, ADX-2191, or our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts.

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
•
a decline in our stock price.

We maintain product liability insurance with $5.0 million in coverage. We anticipate that we will need to increase our insurance coverage if we commercialize any product candidate. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of reproxalap, ADX-2191, or our other product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

As of December 31, 2022, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 21% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

However, as a smaller reporting company and a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for as long as we are not deemed an “accelerated filer” or “large accelerated filer.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are located in Lexington, Massachusetts. As of December 31, 2022, we had leased approximately 9,351 square feet of office space pursuant to leases that expire in 2023. Management believes that this office space is suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the lease, additional or alternative space will be available at commercially reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded on the Nasdaq Capital Market under the symbol “ALDX” since our initial public offering in May of 2014. Prior to our initial public offering, there was no public market for our common stock.

Holders of Record

As of December 31, 2022, there were 21 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Overview

We are a biotechnology company devoted to discovering innovative therapies designed to treat immune-mediated diseases. We are developing a novel pharmaceutical platform targeting a class of pro-inflammatory mediators known as RASP (reactive aldehyde species) that exacerbate diseases characterized by inflammation. Our RASP modulator product pipeline includes ADX-629, a novel orally administered RASP modulator in clinical development for atopic dermatitis, idiopathic nephrotic syndrome, moderate alcohol-associated hepatitis, chronic cough, and Sjögren-Larsson Syndrome. Our preclinical RASP platform includes ADX-246, ADX-248, and other drug candidates in development for geographic atrophy and systemic inflammatory diseases. The validity of the RASP platform is supported by reproxalap, our first-in-class product candidate under New Drug Application (NDA) review by the United States Food and Drug Administration (FDA) for the treatment of dry eye disease. Reproxalap has demonstrated broad-based, rapid-onset activity and consistent safety across a number of Phase 2 and Phase 3 clinical trials. We have additional product candidates in development, including ADX-2191, which is under NDA priority review by the FDA for the treatment of a rare but fatal cancer known as primary vitreoretinal lymphoma. ADX-2191 is also in clinical development for the treatment of proliferative vitreoretinopathy and retinitis pigmentosa, two rare retinal diseases characterized by inflammation and vision loss. ADX-2191 has received Orphan Drug Designation for all three retinal diseases currently under development.

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

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been drawn-down as of December 31, 2022. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. In December 2022, the Hercules Credit Facility was further amended to, among other things, (i) extend the expiration of the period in which interest-only payments on borrowings from May 1, 2023 to May 1, 2024; (ii) extend the Maturity Date from October 1, 2023 to October 1, 2024; and (iii) extend the availability of the $20.0 million draw-down from May 2023 to May 2024, subject to the satisfaction of certain conditions contained therein. The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the consolidated financial statements contained in this annual report on Form 10-K. As of December 31, 2022, $15.0 million was outstanding under the Hercules Credit Facility, and an additional $20.0 million may be available under the Loan and Security Agreement at our option through May 1, 2024, subject to approval of the Lender’s investment committee.

In January 2021, we sold 7.9 million shares of our common stock in an underwritten public offering at $9.50 per share, for an aggregate gross cash purchase price of $74.7 million or proceeds of $70.0 million after underwriters’ discount, commissions, and other offering expenses.

In March 2021, we entered into an Open Market Sales Agreement SM (2021 Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of December 31, 2022.

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

Our Acquisition of Helio Vision, Inc.

On January 28, 2019, we acquired Helio. Upon the closing of the acquisition, we issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. In January 2021, pursuant to the terms of the acquisition agreement, we issued an additional 246,562 shares of common stock to the former securityholders of Helio. Subject to the conditions of the acquisition agreement, we are contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of a new drug approval application for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the closing date; and (b) $2.5 million of common stock following FDA of a new drug approval application for an indication (other than proliferative vitreoretinopathy or a substantially similar label) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of common stock in the aggregate. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

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

Substantially all of our research and development expenses to date have been incurred in connection with reproxalap and ADX-2191. We expect our research and development expenses to increase for the foreseeable future as we advance ADX-629 and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•
per patient trial costs;
•
the number of sites included in the trials;
•
the countries in which the trials are conducted;
•
delays of, or other effects on, clinical trials resulting from the ongoing COVID-19 pandemic and subsequent public health measures, and war or other military actions, or for other reasons;
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

We do not expect reproxalap, ADX-2191, or any of our other product candidates to be commercially available, if at all, before at least the second half of 2023.

General and administrative expenses

Our general and administrative expenses consisted primarily of pre-commercial costs for reproxalap and ADX-2191, as well as employee-related expenses, including benefits and stock-based compensation for our full-time employees during the years ended December 31, 2022 and 2021. Other general and administrative expenses include insurance premiums, consulting, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the year ended December 31, 2022, comprehensive loss is equal to our net loss of $62.0 million and $0.1 million of unrealized loss on marketable securities. For the year ended December 31, 2021, comprehensive loss is equal to our net loss of $57.8 million and no unrealized loss on marketable securities.

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

Other Information

Net Operating Loss Carryforwards

As of December 31, 2022, we had federal and state income tax net operating loss (NOL) carryforwards of approximately $239.2 million and $231.3 million, respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards will expire at various dates through 2042. Federal NOLs generated during the years ended December 31, 2018 and thereafter will carry forward indefinitely. As of December 31, 2022, we had federal and state research and development tax credit carryforwards of approximately $8.7 million and $2.1 million, respectively, which will expire at various dates through 2042. Additionally, as of December 31, 2022, we had a federal orphan drug tax credit carryforward of approximately $1.7 million that expires in 2042.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021 that four ownership changes occurred since inception. Management believes that its aggregate Section 382 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. There were no ownership changes in 2022. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations.

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

Comparison of Years Ended December 31, 2022 and 2021

Net loss. Net loss for the years ended December 31, 2022 and 2021 was approximately $62.0 million and $57.8 million, respectively. As of December 31, 2022, we had total stockholders’ equity of $151.0 million. Losses have resulted principally from costs incurred in our clinical trials and other research and development programs, amortization costs of founders’ stock related to the acquisition of Helio in January 2019, and from our general and administrative expenses.

Research and development expenses. Research and development expenses were $47.3 million for the year ended December 31, 2022 compared to $44.9 million for the same period in 2021. The increase of $2.4 million is primarily related to an increase in our drug product manufacturing expenditures, personnel costs, consulting expenditures, and external preclinical development costs, partially offset by a decrease in our external clinical development costs.

General and administrative expenses. General and administrative expenses were $15.4 million for the year ended December 31, 2022, compared to $11.3 million for the year ended December 31, 2021. The increase of approximately $4.1 million is primarily related to higher consulting expenditures and personnel costs.

Other income (expense). Total other income (expense) was approximately $0.7 million for the year ended December 31, 2022, compared to ($1.6) million for the year ended December 31, 2021. The increase in total other income (expense), was principally due to an increase in interest income as a result of increased interest rates on our investments.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At December 31, 2022, we had total stockholders’ equity of approximately $151.0 million and cash, cash equivalents, and marketable securities of $174.3 million. During the year ended December 31, 2022, we had net loss of approximately $62.0 million. We expect to generate operating losses for the foreseeable future.

In January 2021, we closed an underwritten public offering in which we sold an aggregate of 7.9 million shares of common stock at $9.50 per share. The net proceeds of the offering were approximately $70.0 million, after deducting underwriting discounts, commissions, and other offering expenses.

In March 2021, we entered into an Open Market Sales Agreement SM (2021 Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of December 31, 2022.

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

In March 2019, we entered into the Hercules Credit Facility (the Loan and Security Agreement), pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan and Security Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche and the 2021 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. On April 20, 2021, we entered into the First Amendment (First Amendment) to Loan and Security Agreement with Hercules. The First Amendment, among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement to the greater of (a) the Prime Rate plus 3.10% or (b) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions, which conditions were satisfied in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. On December 22, 2022, we entered into the Second Amendment (Second Amendment) to the Loan and Security Agreement with Hercules, which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2023 to May 1, 2024; (ii) extended the Maturity Date from October 1, 2023 to October 1, 2024 (Maturity Date); (iii) extended the availability of the Fourth Loan Tranche commitment of $20 million from May 1, 2023 to May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. The ability to draw the Fourth Loan Tranche remains conditioned on approval by the Lenders’ investment committee. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (A) the Maturity Date, as amended, or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. The existing end of term charge of $1,042,500 (End of Term Charge) remains due on the earlier of (A) October 1, 2023 or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, commences upon expiration of the interest-only period and continues through the Maturity Date.

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of December 31, 2022, $15.0 million was outstanding under the Loan and Security Agreement, and an additional $20.0 million under the Fourth Loan Tranche at our option through May 1, 2024, subject to approval of the Lender’s investment committee.

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities, as of December 31, 2022, will be sufficient to fund our currently projected operating expenses into the second half of 2024, including the initial commercialization and launch plans for reproxalap and ADX-2191, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities and regulatory activities, commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap, ADX-2191, and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•
the costs, timing, and outcome of regulatory review of reproxalap and ADX-2191, including any additional trials the FDA or other regulatory agencies may require for approval or label expansion;
•
the progress, costs, and results of any clinical activities for regulatory review of reproxalap and ADX-2191 outside of the United States;
•
the costs and timing of process development and manufacturing scale‑up activities associated with reproxalap and ADX-2191;
•
the costs of commercialization activities for reproxalap and/or ADX-2191 if we receive marketing approval and pre‑commercialization costs for reproxalap and/or ADX-2191 incurred prior to receiving, any such marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;
•
assuming receipt of marketing approval, the amount of revenue received from commercial sales of reproxalap and ADX-2191 or any other product candidates;

•
the terms and timing of establishing collaborations, license agreements, and other partnerships on terms favorable to us;
•
the type, number, scope, progress, expansion costs, results, and timing of our clinical trials of any product candidates that we are pursuing or may choose to pursue in the future;
•
costs associated with any other product candidates that we may develop, in-license, or acquire, including potential milestone or royalty payments; and
•
costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights.

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

Cash Flows. The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(56,637,187)	$(42,555,907)
Net cash used in investing activities	(29,954,530)	(7,806)
Net cash provided by financing activities	1,220,092	194,496,391
Net increase (decrease) in cash and cash equivalents	$(85,371,625)	$151,932,678

Operating Activities. Net cash used in operating activities was $56.6 million in 2022, compared to net cash used in operating activities of $42.6 million in 2021. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for 2022 as compared to 2021 was primarily due to an increase in our net loss, primarily from our loss from operations, and also comprised of changes in prepaid expenses and accrued expenses, due to the amount and timing of payments for research and development activities.

Investing Activities. Net cash used in investing activities in 2022 was $30.0 million compared to net cash used in investing activities in 2021 of $7.8 thousand. Net cash used in investing activities primarily related to the purchases of marketable securities, offset by maturities of marketable securities in 2022. There were no significant investing activities in 2021.

Financing Activities. Net cash provided by financing activities was $1.2 million for the year ended December 31, 2022, consisted of proceeds from stock option exercises. Net cash provided by financing activities of $194.5 million for year ended 2021, primarily related to the January and May 2021 public offerings, under which we sold an aggregate of 18.1 million shares of our common stock with net proceeds of $189.8 million after deducting underwriting discounts, commissions, and other offering related costs, along with proceeds from stock option exercises.

Off-Balance Sheet Arrangements. Through December 31, 2022, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates

Our exposure to market risk is currently confined to our cash, our cash equivalents, our marketable securities (if any) and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 8.60% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of December 31, 2022, $15.0 million was outstanding under the Hercules Credit Facility.

Effects of inflation

Inflation has increased during the periods covered by this annual report on Form 10-K, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our product candidates (and components thereof), interest rates, overhead costs, and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with COVID-19, the ongoing conflict between Russia and Ukraine, employee availability and wage increases, trade tariffs imposed on certain products from China, and increased product pricing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified by the United States Securities and Exchange Commission. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this annual report on Form 10-K. In the course of the control evaluations, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and our Interim Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of our evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain our disclosure controls as dynamic processes and procedures that we adjust as circumstances merit.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on the assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Attestation Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed given we are neither an accelerated or large accelerated filer.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2022 (Proxy Statement), and is incorporated in this annual report on Form 10-K by reference.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information as of December 31, 2022, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2013 Equity Incentive Plan (2013 Plan), 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan), and our 2016 Employee Stock Purchase Plan (2016 ESPP).

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	6,588,585	(1)	$5.90	(2)	6,411,874	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	6,588,585	(1)	$5.90	(2)	6,411,874	(3)

(1)
Of these shares, 1,184,603 were underlying then outstanding restricted stock unit awards, 5,005,435 were subject to options then outstanding under the 2013 Plan, and 398,547 were subject to options then outstanding under the 2010 Plan.

(2)
Does not take into account restricted stock units, which have no exercise price.
(3)
Represents 4,625,881 shares of common stock available for issuance under our 2013 Plan and 1,785,993 shares of common stock available for issuance under our 2016 ESPP. No shares are available for future issuance under the 2010 Plan. Our 2013 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lower of: (1) 6% of the total number of shares of common stock outstanding at that time; or (2) such other amount as our board of directors may determine. Our 2016 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lesser of: (1) 1% of the shares of common stock outstanding at that time; and (2) such other amount as our board of directors may determine. On January 3, 2023, an additional 3,513,605 shares became available for future issuance under the 2013 Plan and an additional 585,601 shares became available for future issuance under the 2016 ESPP. The additional shares from the annual increase on January 3, 2023 are not included in the table above.

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

10.14†

Amendment No. 1 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q (as filed on August 10, 2016, and incorporated herein by reference))

10.15†

Amendment No. 2 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.29 to the Registrant’s Quarterly Form 10-Q (as filed on August 9, 2018, and incorporated herein by reference))

10.16†

Aldeyra Therapeutics, Inc. 2016 Employee Stock Purchase Plan (filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q (as filed on August 10, 2016, and incorporated herein by reference))

10.17

Agreement and Plan of Merger, dated as of January 24, 2019, by and among Aldeyra Therapeutics, Inc., Helio Vision, Inc., Halo Merger Sub, Inc., Halo Merger Sub, LLC and Josef von Rickenbach, as the Securityholder Representative (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (as filed on January 29, 2019, and incorporated herein by reference))

10.18†

Offer Letter, effective as of October 21, 2015, between the Registrant and Stephen Machatha, Ph.D.(filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (as filed on March 17, 2022, and incorporated herein by reference))

10.18(a)†

Offer Letter Amendment No. 1, effective as of January 1, 2018, between the Registrant and Stephen Machatha, Ph.D. (filed as Exhibit 10.19(a) to the Registrant’s Annual Report on Form 10-K (as filed on March 17, 2022, and incorporated herein by reference))

10.18(b)†

Offer Letter Amendment No. 2, effective as of March 23, 2021, between the Registrant and Stephen Machatha, Ph.D. (filed as Exhibit 10.19(b) to the Registrant’s Annual Report on Form 10-K (as filed on March 17, 2022, and incorporated herein by reference))

10.19

Loan and Security Agreement, dated as of March 25, 2019, by and among the Registrant, certain subsidiaries of the Registrant from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (as filed on March 26, 2019, and incorporated herein by reference))

10.20

First Amendment to Loan and Security Agreement, dated April 20, 2021, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 21, 2021, and incorporated herein by reference).

10.21

Second Amendment to Loan and Security Agreement, dated December 22, 2022 and effective as of December 31, 2022, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 27, 2022, and incorporated herein by reference).

10.22**

Exclusive License Agreement, effective as of July 7, 2016, between the Massachusetts Eye and Ear Infirmary and Helio Vision, Inc. (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (as filed on March 12, 2020, and incorporated herein by reference))

10.23**

Amendment Number 1 and Waiver Agreement dated December 20, 2018 by and between Helio Vision, Inc. and the Massachusetts Eye and Ear Infirmary (filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (as filed on March 12, 2020, and incorporated herein by reference))

10.24†*	Offer Letter, effective as of November 27, 2019, between the Registrant and Bruce Greenberg.

21.1*	Subsidiaries of Aldeyra Therapeutics, Inc.

23.1*	Consent of BDO USA, LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Commonwealth of Massachusetts, on March 9, 2023.

ALDEYRA THERAPEUTICS, INC.

By:	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Todd C. Brady and Bruce Greenberg, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd C. Brady, M.D., Ph.D.	Chief Executive Officer and Director	March 9, 2023
Todd C. Brady, M.D., Ph.D.	(principal executive officer)

/s/ Bruce Greenberg	Vice President of Finance, Interim Chief Financial Officer	March 9, 2023
Bruce Greenberg	(principal financial and accounting officer)

/s/ Richard H. Douglas, Ph. D.	Chairman of the Board of Directors	March 9, 2023
Richard H. Douglas, Ph.D.

/s/ Ben Bronstein, M.D.	Director	March 9, 2023
Ben Bronstein, M.D.

/s/ Martin J. Joyce	Director	March 9, 2023
Martin J. Joyce

/s/ Nancy Miller-Rich	Director	March 9, 2023
Nancy Miller-Rich

/s/ Gary Phillips, M.D.	Director	March 9, 2023
Gary Phillips, M.D.

/s/ Neal Walker, D.O.	Director	March 9, 2023
Neal Walker, D.O.

ALDEYRA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Aldeyra Therapeutics, Inc.

Lexington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aldeyra Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Estimation of Accrued Clinical Trial Expenses

As described in Note 8 to the consolidated financial statements, the Company’s accrued research and development expenses totaled $8.5 million as of December 31, 2022. As described in Note 2 to the consolidated financial statements, a portion of the accrued expenses relate to clinical trial activities. Clinical trial activities pertain to third-party services, including subject-related fees at the sites where the Company’s clinical trials are being conducted and investigator fees, amongst other costs. Costs associated with these clinical trial expenses are generally payable on the passage of time or when certain milestones are achieved. Accrued liabilities are recorded related to those expenses for which vendors have not yet billed the Company with respect to services provided that the Company has received. The determination of accrued liabilities for clinical trial expenses requires management to make assumptions related to expected total cost, number of subjects in the study and clinical trial sites, and study length.

We identified the estimation of accrued clinical trial expenses for certain contracts as a critical audit matter. Significant judgment is required by management in estimating completion of clinical trial activities and the associated costs incurred used to determine the accrued liabilities for clinical trial expenses. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address the matter.

The primary procedures we performed to address this critical audit matter included:

•
Testing the process used by management for developing the estimate of accrued clinical trial expenses for certain contracts, including estimating the completion of the clinical trial activities and the associated cost incurred, by (i) reviewing Company press releases and other public information and communications with vendors relating to the Company’s clinical trial studies, (ii) interviewing respective project leads to obtain information related to the status of the projects, and (iii) examining original clinical vendor contract terms and change orders, including the expected timeline for the related study.
•
Testing management's estimates of completion of the clinical trial activities and the associated cost incurred for certain contracts by, (i) confirming clinical costs, contracted fees and total amounts billed with the clinical vendors to evaluate the completeness of costs in the estimates and, (ii) examining certain subsequent invoices and payments related to the accruals.
•
Testing the completeness and accuracy of the data used in the development of the estimate of accrued clinical trial expenses for certain contracts, by (i) examining reporting data detailing patient site visit information for trials in patient enrollment process, and (ii) inspecting on a sample basis invoices received from and payments made by the Company to clinical vendors throughout the year and comparing invoice and payment amounts to the related contract details.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

March 9, 2023

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$144,419,364	$104,790,989
Cash equivalent - reverse repurchase agreements	—	125,000,000
Marketable securities	29,881,520	—
Prepaid expenses and other current assets	6,722,229	2,961,781
Total current assets	181,023,113	232,752,770
Fixed assets, net	19,279	32,487
Right-of-use assets	249,265	351,863
Total assets	$181,291,657	$233,137,120
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$133,625	$1,019,702
Accrued expenses	14,065,885	10,523,353
Current portion of long-term debt	911,763	—
Current portion of operating lease liabilities	249,265	229,607
Total current liabilities	15,360,538	11,772,662
Operating lease liabilities, long-term	—	125,232
Long-term debt	14,923,090	15,503,703
Total liabilities	30,283,628	27,401,597
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 58,560,078 and 58,081,215 shares issued and outstanding, respectively	58,560	58,081
Additional paid-in capital	507,770,045	500,369,444
Accumulated other comprehensive loss	(103,938)	—
Accumulated deficit	(356,716,638)	(294,692,002)
Total stockholders’ equity	151,008,029	205,735,523
Total liabilities and stockholders’ equity	$181,291,657	$233,137,120

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2022	2021
Operating expenses:
Research and development	$47,306,066	$44,936,532
General and administrative	15,373,921	11,283,004
Loss from operations	(62,679,987)	(56,219,536)
Other income (expense):
Interest income	2,349,449	185,363
Interest expense	(1,694,098)	(1,742,101)
Total other income (expense), net	655,351	(1,556,738)
Net loss	$(62,024,636)	$(57,776,274)
Net loss per share - basic and diluted	$(1.06)	$(1.07)
Weighted average common shares outstanding - basic and diluted	58,405,897	54,042,103

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2022	2021
Net loss	$(62,024,636)	$(57,776,274)
Other comprehensive loss:
Unrealized loss on marketable securities	(103,938)	—
Total other comprehensive loss	$(103,938)	$—
Comprehensive loss	$(62,128,574)	$(57,776,274)

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	38,667,491	$38,667	$296,385,619	$—	$(236,915,728)	59,508,558
Stock-based compensation	—	—	7,006,857	—	—	7,006,857
Release of restrictions on Helio founders’ shares	141,965	142	(142)	—	—	—
Issuance of common stock, net of issuance costs	18,091,947	18,092	189,793,519	—	—	189,811,611
Issuance of common stock, exercise of stock options	634,214	634	4,622,617	—	—	4,623,251
Issuance of common stock, employee stock purchase plan	12,092	12	61,517	—	—	61,529
Issuance of common stock, vested restricted stock awards	286,944	287	(287)	—	—	—
Issuance of common stock in connection with Helio Vision, Inc. acquisition milestone	246,562	247	2,499,744	—	—	2,499,991
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(57,776,274)	(57,776,274)
Balance, December 31, 2021	58,081,215	58,081	500,369,444	—	(294,692,002)	205,735,523
Stock-based compensation	—	—	6,180,988	—	—	6,180,988
Release of restrictions on Helio founders’ shares	10,890	11	(11)	—	—	—
Issuance of common stock, exercise of stock options	236,962	237	1,123,190	—	—	1,123,427
Issuance of common stock, employee stock purchase plan	28,485	29	96,636	—	—	96,665
Issuance of common stock, vested restricted stock awards	202,526	202	(202)	—	—	—
Other comprehensive loss	—	—	—	(103,938)	—	(103,938)
Net loss	—	—	—	—	(62,024,636)	(62,024,636)
Balance, December 31, 2022	58,560,078	$58,560	$507,770,045	$(103,938)	$(356,716,638)	$151,008,029

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,024,636)	$(57,776,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,288,976	7,108,027
Non-cash interest expense	331,150	409,471
Net amortization of premium on marketable securities	(47,245)	—
Depreciation and amortization expense	258,707	264,180
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(3,760,448)	2,239,176
Accounts payable	(886,077)	638,064
Accrued expenses and other liabilities	1,202,386	4,561,449
Net cash used in operating activities	(56,637,187)	(42,555,907)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	(16,317)	(7,806)
Purchases of marketable securities	(92,938,213)	—
Maturities of marketable securities	63,000,000	—
Net cash used in investing activities	(29,954,530)	(7,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	189,811,611
Proceeds from exercise of stock options	1,123,427	4,623,251
Proceeds from employee stock purchase plan	96,665	61,529
Net cash provided by financing activities	1,220,092	194,496,391
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(85,371,625)	151,932,678
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	229,790,989	77,858,311
CASH AND CASH EQUIVALENTS, END OF PERIOD	$144,419,364	$229,790,989
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,338,542	$1,337,083
SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Common stock issued in connection with Helio Vision, Inc. acquisition milestone	$—	$2,499,991

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (Aldeyra, Company, we, us and our) was incorporated in the state of Delaware on August 13, 2004 as Neuron Systems, Inc. On December 20, 2012, the Company changed its name to Aldexa Therapeutics, Inc. and, on March 17, 2014, the Company changed its name to Aldeyra Therapeutics, Inc. Aldeyra, together with its wholly-owned subsidiaries, is a clinical-stage biotechnology company discovering and developing innovative therapies designed to treat immune-mediated diseases.

The Company’s principal activities to date include research and development activities along with related general business planning, including raising capital.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation – The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Based on its current operating plan, the Company believes that its cash, cash equivalents, and marketable securities as of December 31, 2022, will be sufficient to fund the Company's currently projected operating expenses into the second half of 2024. As a result of the COVID-19 pandemic, clinical site availability, staffing, and patient recruitment have been negatively affected and the timelines to complete the Company’s clinical trials may be delayed. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company has based its projections of operating capital requirements on its current operating plan, which includes several assumptions that may prove to be incorrect, and Company may use all of its available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any of our product candidates for which the Company may receive marketing approval; or conduct any substantial, additional development requirements requested by the Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional funding, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates – The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions, including fair value estimates for investments, that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s consolidated financial statements include, but are not limited to, clinical trial accruals, deferred and accrued research and development costs, stock-based compensation, and accounting for income taxes and related valuation allowance. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk principally consist of cash, cash equivalents and marketable securities, if any. The Company places its cash and cash equivalents and marketable securities with financial institutions which management believes have high credit ratings and may hold some amounts exceed federally insured limits. As part of its cash and investment management processes, the Company performs periodic evaluations of the credit standing of the financial institutions with whom it maintains deposits.

Intellectual Property – The legal and professional costs incurred by the Company to acquire its patent rights are expensed as incurred and included in general and administrative expenses. At December 31, 2022 and 2021, the

Company has determined that these expenses have not met the criteria to be capitalized since the future benefits to be derived from the patents is uncertain. Intellectual property related expenses for the years ended December 31, 2022 and 2021 were $1.0 million and $1.3 million, respectively.

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

Stock-Based Compensation – Stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation – Stock Compensation. For options, the fair value of stock-based payments is estimated, on the date of grant, using the Black-Scholes option pricing model. For restricted stock units, fair value is based on the fair value of the stock on the date of grant. The resulting fair value for restricted stock units and options expected to vest is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the applicable restricted stock units or option. The Company records the effect of forfeitures and cancellations when they occur.

For performance-based awards, at each reporting period we assess the probability that the performance condition(s) will be achieved. We use the accelerated attribution method to expense the awards over the continuous service period based on the probability of achieving the performance conditions. We estimate the continuous service period based on our best estimate of the period over which an award’s vesting condition(s) will be achieved. We review and evaluate these estimates on a quarterly basis.

The Company has cash awards and performance cash settled bonus awards, which are awards that will be settled in cash on their vesting dates (Liability Awards), rather than in equity units. The fair value of Liability Awards is updated at each balance sheet date and changes in the fair value of the vested portions of the Liability Awards are recorded as increases or decreases to compensation expense. The Company recognizes forfeitures as they occur.

Comprehensive Loss – Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For December 31, 2022, comprehensive loss is equal to the Company’s net loss of $62.0 million and an unrealized loss on marketable securities of $0.1 million. For December 31, 2021, comprehensive loss is equal to the Company's net loss of $57.8 million.

Net Loss Per Share – The Company computes net loss per share in accordance with the two-class method. Under the two-class method, net loss is allocated between common stock and other participating securities based on their participation rights. The Company has determined that the nonvested shares issued to the Helio founders represents a participating security and as such the nonvested shares are excluded from basic earnings per share. Net losses are not allocated to the nonvested stockholders for computing net loss per share under the two-class method because nonvested stockholders do not have contractual obligations to share in the losses of the Company. Basic earnings per share is calculated by dividing net loss allocable to common stockholders by the weighted average number of common stock outstanding during the period, excluding the effects of any potentially dilutive instruments.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method, or (b) treasury stock method, as applicable, to the potentially dilutive instruments. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and restricted stock units, warrants, if any, and nonvested shares.

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

3. HELIO VISION ACQUISITION

On January 28, 2019 (Closing Date), the Company acquired Helio Vision, Inc. (Helio). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares were subject to vesting based on continued service to the Company through January 28, 2022. The Company recognized the expense associated with the founders’ restricted shares as research and development compensation expense on a straight-line basis as the shares vested over the three-year period. For the year ended December 31, 2022 and 2021, the Company recorded $0.1 million and $1.2 million of research and development compensation expense, respectively, for the founders’ restricted shares.

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

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through December 31, 2022. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the founders as compensation expense and to the Helio non-founders as an in-process research and development (IPR&D) expense if there is no alternative future use. At December 31, 2020, the issuance of the January Shares was considered probable and $2.5 million was accrued as contingent consideration payable in stock and the Company recorded $1.8 million to IPR&D (Milestone IPR&D), which included a $0.5 million income tax benefit, and $1.2 million of compensation expense related to the January Shares, which amounted to 246,562 shares and were issued during the quarter ended March 31, 2021. No other milestones related to the remaining Milestone Shares are considered probable of being achieved as of December 31, 2022.

4. NET LOSS PER SHARE

For the years ended December 31, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Years ended December 31,
	2022	2021
Options to purchase common stock	5,403,982	4,622,870
Nonvested restricted stock units	1,184,603	501,255
Nonvested founder shares (1)	—	10,891
Total of common stock equivalents	6,588,585	5,135,016

(1) Represents 10,891 shares of common stock that are issued and outstanding but that were subject to vesting based on service requirements at December 31, 2021, and were not included in stockholders’ equity at such date.

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At December 31, 2022, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$135,151,081	$—	$—	$135,151,081	$135,151,081	$—
Money market funds	9,268,283	—	—	9,268,283	9,268,283	—
Total cash and cash equivalents	$144,419,364	$—	$—	$144,419,364	$144,419,364	—

U.S. government agency securities	$29,985,458	$—	$(103,938)	$29,881,520	$—	$29,881,520
Available for sale (1)	29,985,458	—	(103,938)	29,881,520	—	29,881,520
Total cash, cash equivalents, and current marketable securities					$144,419,364	$29,881,520

At December 31, 2021, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$100,364,523	$—	$—	$100,364,523	$100,364,523	$—
Money market funds	4,426,466	—	—	4,426,466	4,426,466	—
Reverse repurchase agreements	125,000,000	—	—	125,000,000	125,000,000	—
Total cash and cash equivalents	$229,790,989	$—	$—	$229,790,989	$229,790,989	$—

Available for sale (1)	—	—	—	—	—	—
Total cash, cash equivalents, and current marketable securities					$229,790,989	$—

There were no marketable securities held at December 31, 2021.

(1)
Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive loss.

The contractual maturities of all available for sale securities were less than one year at December 31, 2022

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

The following table presents information about the Company’s assets measured at fair value at December 31, 2022 and December 31, 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$9,268,283	$—	$—	$9,268,283
U.S government agency securities (b)	—	29,881,520	—	29,881,520
Total assets at fair value	$9,268,283	$29,881,520	$—	$39,149,803

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$4,426,466	$—	$—	$4,426,466
Reverse repurchase agreements (b)	—	125,000,000	—	125,000,000
Total assets at fair value	$4,426,466	$125,000,000	$—	$129,426,466

(a)
Money market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.
(b)
Reverse repurchase agreements and U.S. government agency securities, are recorded at fair market value, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2022 and 2021 were:

	December 31,	December 31,
	2022	2021
Deferred research and development expenses	$2,605,252	$2,404,145
Prepaid insurance expenses	432,230	435,410
Other current receivables	3,242,026	28,770
Miscellaneous prepaid expenses	442,721	93,456
Total prepaid expenses and other current assets	$6,722,229	$2,961,781

8. ACCRUED EXPENSES

Accrued expenses at December 31, 2022 and 2021 were:

	December 31,	December 31,
	2022	2021
Accrued compensation	$3,821,904	$1,512,885
Accrued research and development expenses	8,476,422	8,415,560
Accrued other expenses	1,767,559	594,908
Total accrued expenses	$14,065,885	$10,523,353

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

On December 22, 2022, the Company entered into the Second Amendment to the Loan and Security Agreement (Second Amendment), which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2023 to May 1, 2024; (ii) extended the Maturity Date from October 1, 2023 to October 1, 2024; (iii) extended the availability of the Fourth Loan Tranche commitment of $20 million from May 1, 2023 to May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. The ability to draw the Fourth Loan Tranche remains conditioned on approval by the Lenders’ investment committee. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (A) the Maturity Date, as amended, or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. The existing end of term charge of $1,042,500 (End of Term Charge) remains due on the earlier of (A) October 1, 2023 or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. The Second Amendment was determined to be a modification in accordance with FASB ASC Topic, Debt and did not result in extinguishment.

In connection with the Hercules Credit Facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and will be required to pay the End of Term Charge and Supplemental End of Term Charge. The fees and transaction costs are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. The End of Term Charge is amortized to interest expense from 2019 through October 2023, and the Supplemental End of Term Charge is amortized to interest expense from December 2022 through the Maturity Date, both using the effective interest method. The effective interest rate was 13.2% at December 31, 2022. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment, including a prepayment charge equal to 0.75% of the principal amount being prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter.

Following the effective time of the First Amendment and the Second Amendment and as of December 31, 2022, an aggregate of $35 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15 million of which was funded prior to the date of the First Amendment.

Long-term debt consisted of the following:

	December 31,	December 31,
	2022	2021
Term loan payable	$15,000,000	$15,000,000
End of term charge	911,763	703,269
Unamortized debt issuance costs	(76,910)	(199,566)
Less: current portion	(911,763)	—
Total long-term debt	$14,923,090	$15,503,703

Future principal payments, including the End of Term Charge, are as follows for the years ending December 31:

2023	$1,042,500
2024	15,292,500
Total	$16,335,000

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of December 31, 2022, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the

Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10. STOCKHOLDERS’ EQUITY

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2022, a total of 5,403,982, 4,625,881, and 1,785,993, shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards under the Company’s Amended 2013 Plan, and (iii) the issuance of shares under the 2016 ESPP, respectively.

2021 Jefferies Sales Agreement

In March 2021, the Company entered into an Open Market Sales Agreement SM with Jefferies LLC (Jefferies), as sales agent (2021 Jefferies Sales Agreement), pursuant to the 2021 Jefferies Sales Agreement, the Company may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. The Company has no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of December 31, 2022.

Underwritten Public Offerings

In January 2021, the Company sold 7.9 million shares of its common stock in an underwritten public offering at $9.50 per share, for an aggregate gross cash purchase price of $74.7 million or proceeds of $70.0 million after deducting underwriters’ discount, commissions, and other offering expenses.

In May and June 2021, the Company sold an aggregate of 10.2 million shares of its common stock at a public offering price of $12.50 per share, in an underwritten public offering, for an aggregate gross cash purchase price of $127.8 million or proceeds of $119.8 million after deducting underwriters’ discount, commissions, and other offering expenses, which included the partial exercise of the underwriters' option to purchase additional shares.

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

As of December 31, 2022, the Company had federal and state income tax net operating loss (NOL) carryforwards of approximately $239.2 million and $231.3 million, respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards will expire at various dates through 2041. The federal NOL carryforwards generated during the year ended December 31, 2018 and thereafter will carryforward indefinitely. As of December 31, 2022, the Company had federal and state research and development tax credit carryforwards of approximately $8.7 million and $2.1 million, respectively, which will expire at various dates through 2041. Additionally, as of December 31, 2022, the Company had a federal orphan drug tax credit carryforward of approximately $1.7 million that expires in 2042.

On August 16, 2022 President Biden signed into law the Inflation Reduction Act (IRA). From a tax perspective, the IRA provisions includes a new corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income (AFSI) for corporations with over $1 billion in profits, a new excise tax on corporate stock buybacks and increased funding for IRS enforcement. A company’s AFSI can be reduced by net operating losses, foreign tax credits, general business credits and depreciation for property under Section 197. To determine its US federal income tax liability, a company will need to compute taxes under both systems — the regular tax system and the CAMT system. The company then will pay the larger amount as its tax liability in any given year. The Company does not expect to fall into the CAMT system. The IRA provisions have no impact on the Company’s financial statements for the period ended December 31, 2022.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	Years ended December 31,
	2022	2021
Deferred Tax Assets
Federal & state NOL carryforward	$64,840,595	$61,308,787
Federal & state R&D credit carryforward	12,110,003	9,200,758
Deferred costs	342,210	—
Intangibles – net	78,378	78,378
Accounts payable and accrued expenses	2,004,737	2,301,117
Reserves	28,396	—
Stock options	4,042,117	3,906,501
Capitalized R&D expenses	11,151,910	—
Other items	98,552	127,791
Gross deferred tax assets	94,696,898	76,923,332
Valuation allowance	(94,628,799)	(76,827,203)
Deferred tax assets, net	$68,099	$96,129
Deferred Tax Liabilities
Right of use asset	(68,099)	(96,129)
TOTAL	$—	$—

The change in valuation allowance of $17.8 million from December 31, 2021 to December 31, 2022 was primarily the result of an increase in capitalized R&D expenses, net operating losses, and tax credits.

The components of the income tax benefit for the years ended December 31, 2022 and 2021, are as follows:

Years ended December 31,
	2022	2021
Deferred Taxes
Federal	$—	$—
State	—	—
Total income tax benefit	$—	$—

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock within the testing period, even those outside the Company’s control such as purchases or sales by investors, could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. The Company believes, prior to December 31, 2021 that four ownership changes occurred since inception. Management believes that its aggregate Section 382 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. There were no ownership changes in 2022. Any future ownership changes, including those resulting from any recent or future financing activities, may cause our existing tax attributes to have additional limitations.

As of December 31, 2022, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2022, 2021, 2020, and 2019. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

A reconciliation of the federal statutory tax rate of 21% to the Company’s effective income tax rates are as follows:

	Years ended December 31,
	2022	2021
Statutory tax rate	21.00%	21.00%
State taxes, net of federal benefits	6.05%	6.65%
Federal research and development credits	4.12%	4.29%
Change in valuation allowance	(28.66)%	(31.35)%
Stock-based compensation	(2.53)%	(0.73)%
Other	0.02%	0.14%
Effective tax rate	0.00%	(0.00)%

12. STOCK INCENTIVE PLAN

The Company approved the 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan) in September 2010 to replace the 2004 Employee, Director and Consultant Equity Incentive Plan. The 2010 Plan provided for the granting of stock options and restricted stock awards. The 2010 Plan terminated upon the Company’s initial public offering in May 2014. However, grants made under the 2010 Plan are still governed by that plan. As of December 31, 2022, options to purchase 398,547 shares of common stock at a weighted average exercise price of $1.52 per share remained outstanding under the 2010 Plan.

The Company approved the 2013 Equity Incentive Plan in October 2013. The 2013 Equity Incentive Plan became effective immediately on adoption. The 2013 Equity Incentive Plan was amended in June 2016 and June 2018, (Amended 2013 Plan). The Amended 2013 Plan provides for the granting of stock options, restricted stock units (RSU), stock appreciation rights, and stock units to certain employees, members of the board of directors and consultants of the Company. On first business day of each year the aggregate number of common shares that may be issued under the Amended 2013 Plan shall automatically increase by a number of shares equal to the lower of (a) 6% of the total number of shares of common stock outstanding on the last calendar day of the prior fiscal year, or (b) a number of shares of common stock determined by the Company’s board of directors. As of December 31, 2022, options to purchase 5,005,435 shares of common stock at a weighted average exercise price of $6.25 per share and 1,184,603 shares of common stock underlying restricted stock units remained outstanding under the Amended 2013 Plan. As of December 31, 2022, there were 4,625,881 shares of common stock available for grant under the Amended 2013 Plan. As of January 3, 2023, the number of shares of common stock that may be issued under the Amended 2013 Plan was automatically increased by 3,513,605 shares, increasing the number of shares of common stock available for issuance under the Amended 2013 Plan to 8,139,486.

In 2019, 2020, and 2022 the Company granted cash awards under its Management Cash Incentive Plan, as amended. The cash awards vest in four annual installments from the date of grant and entitle the employees to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of the Company’s common stock exceeds the base value. As of December 31, 2022, $1.4 million was accrued as compensation expense for vested cash awards. There was no unrecognized expense as of December 31, 2022.

In 2022, the Company granted performance cash settled bonus awards (CSBUs) under its Management Cash Incentive Plan, as amended. Subject to and conditioned upon the acceptance by the FDA of the Company's submission of an NDA for reproxalap (Performance Criteria), the awards will vest in four annual installments from the date of grant and entitle the employees to receive a cash payment for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value of the closing price per share of the Company's common stock on the Nasdaq Capital Market on the payment date. As of December 31, 2022, $1.1 million was accrued as compensation expense for CSBUs as the Performance Criteria was deemed probable and was subsequently met in February 2023. There was no unrecognized expense as of December 31, 2022.

The Company recognizes stock-based compensation expense over the requisite service period. The Company’s share-based awards are accounted for as equity instruments, except for cash awards and CSBUs, which are accounted for as liabilities. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans, cash awards, CSBUs, and Helio founders’ shares are as follows:

	Years ended December 31,
	2022	2021
Research and development expenses	$4,087,073	$3,562,181
General and administrative expenses	4,201,903	3,545,846
Total stock-based compensation expense	$8,288,976	$7,108,027

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

The following table summarizes option activity under the incentive plans for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2021	4,622,870	$6.73		$1,268,089
Granted	1,756,297	4.05		—
Cancelled/Forfeited	(738,223)	7.09		—
Exercised	(236,962)	4.74		414,682
Outstanding at December 31, 2022	5,403,982	$5.90	6.56	$10,506,953
Exercisable at December 31, 2022	3,528,792	$6.13	5.33	$6,098,269

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2022 of $6.96 and the per share exercise price of the underlying options. The total intrinsic value of stock options exercised was $0.4 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively.

The Company records stock-based compensation related to stock options granted at fair value. During the years ended December 31, 2022 and 2021, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average fair value of options granted was $2.92 and $7.95 for the years ended December 31, 2022 and 2021, respectively. The assumptions used in determining fair value of the employee stock options for the years ended December 31, 2022 and 2021, are as follows:

	December 31, 2022	December 31, 2021
Expected dividend yield	0%	0%
Anticipated volatility	84.82% - 85.21%	81.73% - 83.50%
Stock price	$3.49 - $4.52	$8.33 - $12.97
Exercise price	$3.49 - $4.52	$8.33 - $12.97
Expected life (years)	5.50 - 6.08	5.50 - 6.08
Risk free interest rate	1.47% - 3.26%	0.88% - 1.67%

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

At December 31, 2022, there is approximately $6.1 million of unrecognized compensation cost relating to stock options outstanding, which the Company expects to recognize over a weighted average period of 2.31 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

Terms of RSUs agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the Amended 2013 Plan. RSUs granted by the Company typically vest over a four year period. In the event that the employees’ employment with the Company terminates any unvested shares are forfeited and revert to the Company. RSUs are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to RSUs for the year ended December 31, 2022 :

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	501,255	$5.94
Granted	1,055,460	4.64
Cancelled/Forfeited	(169,586)	4.37
Vested/released	(202,526)	6.28
Outstanding at December 31, 2022	1,184,603	$4.95

The weighted-average fair value of RSUs granted was $4.64 and $11.71 per share for the years ended December 31, 2022 and December 31, 2021, respectively. The total fair value of RSUs vested was $1.3 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the outstanding RSUs had unamortized stock-based compensation of $4.3 million with a weighted-average remaining recognition period of 3.16 years and an aggregate intrinsic value of $8.2 million.

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

	December 31, 2022	December 31, 2021
Expected dividend yield	0%	0%
Anticipated volatility	84.04% - 84.99%	81.76% - 82.87%
Stock price	$3.80 - $4.27	$6.53 - $11.31
Exercise price	$3.80 - $4.27	$6.53 - $11.31
Expected life (years)	0.50	0.50
Risk free interest rate	0.22% - 4.76%	0.05% - 0.09%

At December 31, 2022, the Company has 1,785,993 shares available for issuance under the 2016 ESPP. The number of shares available for issuance under the 2016 ESPP was increased as of January 3, 2023 by 585,601 shares. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the 2016 ESPP for the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Weighted-average grant-date fair value per share	$1.57	$2.98
Total shares issued	28,485	12,092
Total stock-based compensation expense	$57,413	$45,190

13. COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through December 31, 2022, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Litigation

From time to time, the Company is party to legal proceedings. There are none deemed to be material at this time. Accordingly, the Company has not accrued any liabilities in its consolidated financial statements related to proceedings.

14. LEASES

The Company currently leases an office used to conduct business. The exercise of lease renewal options is at the Company’s discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. In August 2021, the Company entered into a lease amendment extending the lease by 18 months through June 30, 2023, which had an immaterial impact to the balance sheet as of December 31, 2021. In December 2022, the Company exercised its option to extend the lease for an additional 6 months through December 31, 2023, which had an immaterial impact on the balance sheet as of December 31, 2022. For the years ended December 31, 2022 and 2021, right of use assets obtained in exchange for lease obligations were $0.2 million and $0.3 million, respectively.

As of December 31, 2022, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.2 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of December 31, 2022 is 9.1%. The weighted average lease term as of December 31, 2022 is 1.0 years. The operating lease expense for the year ended December 31, 2022 was $0.2 million. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of December 31, 2022 is as follows:

2023 remaining total lease payments	$261,828
Less: effect of discounting	(12,563)
Present value of lease liabilities	$249,265

Current operating lease liabilities	$249,265
Total	$249,265

The Company’s gross future minimum payments under all non-cancelable operating leases as of December 31, 2022 are:

	Total	2023	2024	2025	2026
Operating lease obligations	$261,828	$261,828	$—	$—	$—