Form 10-K/A
period 2022-12-31
Aldeyra Therapeutics, Inc.
filed 2023-04-28
CIK 1341235

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K
(Amendment No. 1)

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
As of April 21, 2023, there were 58,576,350 shares of the registrant’s Common Stock issued and outstanding.

Audit Firm ID: 243	Auditor Name: BDO USA, LLP	Auditor Location: Boston, Massachusetts

Table of Contents
EXPLANATORY NOTE
This Amendment No. 1 to Form
10-K
(this “Form
10-K/A”)
amends the Annual Report on Form
10-K
of Aldeyra Therapeutics, Inc., a Delaware corporation (“Aldeyra,” “we,” “us,” the “registrant” or the “Company,” including our subsidiaries, as applicable), for the year ended December 31, 2022 that we originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023 (the “Original Filing”). We are filing this Form
10-K/A
to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form
10-K.
We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which permits that information to be incorporated by reference from a registrant’s definitive proxy statement if the proxy statement is filed within 120 days after fiscal year-end.
The reference on the cover page of the Original Filing to such incorporation by reference has been deleted, and this Form
10-K/A
amends and restates in their entirety the cover page and Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Form
10-K/A
shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.
Pursuant to the rules of the SEC, Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Form
10-K/A
as Exhibits 31.3 and 31.4, respectively. Because no financial statements have been included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Form
10-K/A.
Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Form
10-K/A.
Except as set forth in this Form
10-K/A,
this Form
10-K/A
does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form
10-K/A
does not reflect events occurring after March 9, 2023, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form
10-K/A
should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing.

Aldeyra Therapeutics, Inc.

Form 10-K/A

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

We encourage you to read the discussion and analysis of our financial condition and our financial statements contained in the Original Filing. We also encourage you to read Item 1A of Part 1 of the Original Filing, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of the Original Filing, other unknown or unpredictable factors also could affect our results. Therefore, the information in this Form 10-K/A should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K and 10-K, which may supplement, modify, supersede or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that our results will lead to the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors

The table below lists the name, age and certain other information of each member of our Board of Directors (the “Board”) as of April 21, 2023. We have also included below a summary of the business experience; public company director positions held currently or at any time during the last five years; involvement in certain legal or administrative proceedings, if applicable; and the experiences, qualifications, attributes or skills that led our nominating and corporate governance committee and our Board to the conclusion that each of our directors should serve as a member of our Board.

Name	Age	Director Class	Term Expires	Committee Membership
				Audit	Compensation	Nominating/Corporate Governance
Todd C. Brady, M.D., Ph.D.	51	III	2023	—	—	—
Martin J. Joyce, M.B.A.	69	III	2023	Chair	—	✓
Ben R. Bronstein, M.D.	73	I	2024	✓	—	Chair
Nancy B. Miller-Rich	64	I	2024	—	✓	—
Richard H. Douglas, Ph.D.	70	II	2025	—	—	✓
Gary M. Phillips, M.D.	57	II	2025	✓	Chair	—
Neal S. Walker, D.O.	52	II	2025	—	✓	—

Name	Principal Occupation and Business Experience
Todd C. Brady, M.D., Ph.D.	Dr. Brady has served as our President and Chief Executive Officer since January of 2012 and as a member of our Board since 2005. Prior to Aldeyra, Dr. Brady served as Entrepreneur in Residence at Domain Associates, LLC, a leading healthcare venture capital firm, where he was a Principal from 2004 to 2013. Dr. Brady currently serves on the board of directors of Evoke Pharma, Inc., a publicly traded healthcare company. Dr. Brady holds a Ph.D. in pathology from Duke University Graduate School, a M.D. from Duke University Medical School, and an A.B. from Dartmouth College in Philosophy and Psychology. Dr. Brady’s extensive knowledge of our business, as well as his years of experience in the biotechnology industry, including executive leadership in several biotechnology companies, contributed to our conclusion that he should serve as a director of our company.

Martin J. Joyce, M.B.A.	Mr. Joyce has served as member of our Board since October 2013. Mr. Joyce’s professional background includes leadership roles in public and private, medical device, biotechnology, and pharmaceutical companies from start-up stage to over $500 million in annual revenue. He has experience in public equity financings, business development, SEC reporting, strategic planning, mergers, acquisitions, investor relations, and biotechnology operations. Since 2012, Mr. Joyce has served as a consultant to the life science industry assisting biotechnology and pharmaceutical companies in strategic planning, fund raising, and operations. From March 2011 to July 2012, Mr. Joyce was Chief Financial Officer at Lucid Inc., an early stage skin cancer diagnostic company. Previously, Mr. Joyce served as Executive Vice President and Chief Financial Officer of BioSphere Medical from January 2006 through September 2010 and as BioSphere’s Chief Financial Officer and Vice President from September 2004 to January 2006. From January 2001 to September 2004, Mr. Joyce served as Managing Partner of Stratex Group LLC, a provider of biopharmaceutical executive services to early-stage companies and venture investors. From 1996 to January 2001, Mr. Joyce was North American Chief Financial Officer for Serono Inc. a biotechnology company. From April 1987 to 1996, Mr. Joyce held a variety of senior level positions within Serono in finance, sales, marketing and manufacturing. Mr. Joyce was previously employed at Millipore Corporation, a high technology bioscience company. Mr. Joyce received a B.S. in finance from Northeastern University and a M.B.A. from Suffolk University, Boston, Massachusetts. Mr. Joyce’s extensive knowledge of our business and history, experience in multiple publicly traded and privately-held companies, and expertise in developing and financing numerous biopharmaceutical companies contributed to our conclusion that he should serve as a director of our company.

Ben R. Bronstein, M.D.	Dr. Bronstein has served as a member of our Board since 2010. Since 1999, Dr. Bronstein has been an independent consultant providing advisory services to companies in the life sciences industry. From 2017 to 2018, Dr. Bronstein served as Executive Vice President, Clinical Development at Aclaris Therapeutics, Inc. Prior to his time at Aclaris, Dr. Bronstein served as the interim Chief Medical Officer at Sentien Biotechnologies, Inc. from 2016 to 2017. Dr. Bronstein is a board-certified pathologist and dermatopathologist, with over 20 publications. Dr. Bronstein began his professional career on the staff of the Massachusetts General Hospital and on the faculty of Harvard Medical School. He has spent the past 33 years in entrepreneurial and management roles in life science companies and venture capital firms. Dr. Bronstein has founded or held senior management positions at several venture-backed life science companies including: Aldeyra; BioSurface Technology, Inc., a regenerative medicine company; Peptimmune, Inc., an immunotherapeutics company (a spinout from Harvard and MIT); and Vidus Ocular, Inc., a Yale University spinout developing an implantable device for the treatment of glaucoma. Dr. Bronstein has served as Chief Medical Officer of Stealth BioTherapeutics, Inc., as a Visiting Scholar at the Wyss Institute of Biologically Inspired Engineering at Harvard Medical School, and as a founder and Senior Vice President of Access BridgeGap Ventures, the life science investment unit of Access Industries, Inc. Dr. Bronstein serves on the board of directors of Cleveland Diagnostics, Inc. where he is non-executive chair. Dr. Bronstein received his M.D. and M.B.A. from Boston University. Dr. Bronstein’s extensive knowledge of our business and history, experience as a board member and executive of biotechnology companies, and expertise in developing and financing numerous biopharmaceutical companies contributed to our conclusion that he should serve as a director of our company.

Nancy B. Miller-Rich	Ms. Miller-Rich has been a member of our Board since January 2020. She is Chief Executive of Miller-Rich Associates, a pharmaceutical industry consultancy she founded in 2017. Previously, she served as Senior Vice-President, Global Human Health Business Development & Licensing, Strategy and Commercial Support at Merck Pharmaceuticals. At Merck, Ms. Miller-Rich had direct P&L involvement in the $38 billion pharmaceutical division and closed approximately 300 deals producing $10 billion of value creation. Prior to Merck, she worked for Schering-Plough Corporation, where she was Senior Vice President, Global Human Health Business Development & Licensing, Strategy and Commercial Support from 2013 to 2017 and Group Vice President, Consumer Care Global New Ventures and Strategic Commercial Development from 2007 to 2013. Prior to joining Schering-Plough in 1990, Ms. Miller-Rich served in a variety of commercial and marketing roles at Sandoz Pharmaceuticals and Sterling Drug, Inc. She is a director of Intercept Pharmaceuticals, Inc. and 4D Molecular Therapeutics, Inc., and previously served as a director of Kadmon Holdings. Ms. Miller-Rich also serves as a board member of a number of private and not-for-profit entities. Ms. Miller-Rich received her B.S. in Business Administration, Marketing from Ithaca College in Ithaca, New York. Ms. Miller-Rich’s public company experience and strong background in areas such as licensing, joint ventures, and global commercial development contributed to our conclusion that she should serve as a director of our company.

Richard H. Douglas, Ph.D.	Dr. Douglas has served on our Board since September 2016. Dr. Douglas was formerly Senior Vice President, Corporate Development of Genzyme Corporation. From 1989 to 2011, he led Genzyme Corporation’s Corporate Development team, and was involved in numerous acquisitions, licenses, financings, joint ventures, and strategic alliances. From 1982 until its merger with Genzyme Corporation in 1989 (now Sanofi Genzyme), Dr. Douglas served in science and corporate development capacities at Integrated Genetics. Currently, Dr. Douglas is on the board of directors of Novavax, Inc., a publicly-traded clinical-stage vaccine company; MaxCyte, Inc., a publicly traded instrument and immunotherapeutic company; and the University of Michigan Technology Transfer National Advisory Board. Dr. Douglas received a B.S. in chemistry from the University of Michigan and a Ph.D. in biochemistry from the University of California, Berkeley, and he was a postdoctoral fellow in Leroy Hood’s laboratory at the California Institute of Technology. Dr. Douglas’s extensive knowledge of our business; experience as a board member of publicly-traded biotechnology companies; substantial scientific background; and expertise in developing, financing and providing strong executive leadership within the pharmaceutical industry contributed to our conclusion that he should serve as a director of our company.

Gary M. Phillips, M.D.	Dr. Phillips has served as a member of our Board since May 2009. Dr. Phillips has served as Chief Business Officer of Anaveon AG since May 2022. Prior to that, he was President & CEO of OrphoMed, Inc. from 2018 to 2022 and Executive Vice President & Chief Strategy Officer at Mallinckrodt Pharmaceuticals plc from 2013 to 2018. Previously, Dr. Phillips held the dual roles of president, U.S. surgical and pharmaceuticals and global head of pharmaceuticals at Bausch & Lomb. Additionally, he has served as the head of global health at the World Economic Forum in Geneva and was president of Reckitt Benckiser Pharmaceuticals, Inc. (now Indivior). He has also held executive roles at Merck KGaA, Novartis, and Wyeth (now Pfizer). He was a healthcare strategy managing consultant at Towers Perrin (now Willis Towers Watson) and a medical officer with the United States Navy, from which he was honorably discharged as a lieutenant commander. Dr. Phillips was educated at the University of Pennsylvania, where he received an M.D. (Alpha Omega Alpha) from the School of Medicine, an M.B.A. from the Wharton School, and B.A. (summa cum laude, Phi Beta Kappa) in biochemistry from the College of Arts and Sciences. He completed postgraduate medical education at Naval Medical Center San Diego and maintains an active medical license. Dr. Phillips’ extensive knowledge of our business and history, and his experience in pharmaceutical strategy at multiple multinational companies, contributed to our conclusion that he should serve as a director of our company.

Neal S. Walker, D.O.	Dr. Walker has served on our Board since June 2013. Dr. Walker is the Chair of the board of directors at Aclaris Therapeutics, Inc., a publicly-traded drug development company, having previously served as President and Chief Executive Officer until December 2022. He is a board certified dermatologist and serial entrepreneur with over 25 years of experience in the biopharmaceutical industry. Prior to founding Aclaris Therapeutics, Inc. in 2012, he was co-founder, President and CEO of Vicept Therapeutics, Inc. (acquired by Allergan, Inc.) from 2009 to 2012. Dr. Walker has co-founded and led a number of life science companies: Octagon Research Solutions, Inc., a software and services provider to biopharmaceutical companies (acquired by Accenture plc); Trigenesis Therapeutics, Inc., a specialty dermatology company where he served as Chief Medical Officer (acquired by Dr. Reddy’s Laboratories Ltd); and Cutix Inc., a commercial dermatology company that markets PreSun®, a sunscreen brand acquired from Bristol-Myers Squibb Co. He began his pharmaceutical industry career at Johnson & Johnson, Inc. In addition to Aclaris, Dr. Walker currently is also on the board of directors of Zoomi, Inc, and Myota, Inc. Dr. Walker previously served on the board of directors for Octagon, a contract research organization. He is also on the Advisory Board of Flexible Medical Systems LLC, a privately held medical device company. Dr. Walker received his M.B.A. from The Wharton School of the University of Pennsylvania, his D.O. from Philadelphia College of Osteopathic Medicine, and a B.A. in Biology from Lehigh University. Dr. Walker’s experience as a founder of a number of healthcare companies, strong background in clinical and product development, and substantial knowledge of the pharmaceutical industry contributed to our conclusion that he should serve as a director of our company.

Executive Officers

The following table provides information concerning our executive officers as of April 21, 2023:

Name	Age	Position(s)
Todd C. Brady, M.D., Ph.D.	51	Chief Executive Officer and Director
Bruce Greenberg, M.B.A.	55	Vice President of Finance, Interim Chief Financial Officer
Stephen G. Machatha, Ph.D.	46	Chief Development Officer

Todd C. Brady, M.D., Ph.D. See biographical information set forth above under “Directors.”

Bruce Greenberg, M.B.A. joined Aldeyra in December 2019 as Vice President, Controller, and has served as our Interim Chief Financial Officer since May 2022. Mr. Greenberg has more than 25 years of accounting and financial operations experience. Prior to Aldeyra, from May 2017 to December 2019, he served as the Corporate Controller for Karyopharm Therapeutics Inc., which develops and commercializes drugs for use in oncological treatments. Previously, he held positions of increasing responsibility at KVH Industries, Inc., Berklee College of Music, Harvard Bioscience, Inc., and MKS Instruments, Inc. He began his career as a member of the audit practice of Ernst & Young LLP, where he focused on life science and technology clients. Mr. Greenberg, a certified public accountant, received his B.A. in Economics from Clark University and his M.B.A. in Accounting from Northeastern University’s D’Amore-McKim School of Business.

Stephen G. Machatha, Ph.D. joined Aldeyra in January 2016 as Vice President of Chemistry Manufacturing and Controls, was later appointed as Senior Vice President of Technical Operations in January 2019, and subsequently, Chief Development Officer in January 2021. Prior to joining Aldeyra, Dr. Machatha held scientific and product development roles of increasing responsibilities at Synageva Biopharmaceuticals (acquired by Alexion Pharmaceuticals), Cubist Pharmaceuticals (acquired by Merck & Co.), and CyDex Pharmaceuticals (acquired by Ligand Pharmaceuticals). Dr. Machatha attended the University of Arizona, where he received a Ph.D. in Pharmaceutical Sciences, an M.A. in Chemistry, and a B.Sc. in Chemistry.

CORPORATE GOVERNANCE

Code of Ethics and Business Conduct

Our Board adopted a code of ethics and business conduct that applies to each of our directors, officers and employees. The full text of our code of business conduct is posted on the Corporate Governance portion of our website at http://ir.aldeyra.com/corporate-governance. Any waiver of the code of ethics and business conduct for an executive officer or director may be granted only by our Board or a committee thereof and must be timely disclosed as required by applicable law. We have implemented whistleblower procedures that establish format protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to the audit committee.

Board Committees

Our Board has established an audit committee, a compensation committee, a nominating/corporate governance committee, and a stock option committee. The Board and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time as appropriate. The Board has delegated various responsibilities and authority to its committees. The committees regularly report on their activities and actions to the full Board. Each committee has a written charter that has been approved by the full Board. The composition of these committees meets the criteria for independence under, and the functioning of these committees comply with, the applicable requirements of the Sarbanes-Oxley Act of 2002, the current rules of The Nasdaq Capital Market, and SEC rules and regulations. We intend to comply with future requirements as they become applicable to us.

Audit Committee

The current members of our audit committee are Martin J. Joyce, M.B.A.; Ben R. Bronstein, M.D.; and Gary M. Phillips, M.D.; each of whom is a non-employee member of our Board. Mr. Joyce serves as the chair of the audit committee.

The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships, and the audits of our financial statements. The full text of the audit committee’s charter is posted on the corporate governance section of our website at https://ir.aldeyra.com/corporate-governance. Pursuant to the audit committee charter, the functions of the committee include, among other things:

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

All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The Nasdaq Capital Market. Our Board has determined that Mr. Joyce is an “audit committee financial expert” as defined by applicable SEC rules and has the financial sophistication required by applicable Nasdaq listing standards.

Board Oversight of Risk

Our Board has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business, and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our Board to understand our risk identification, risk management, and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic, and reputational risk. The audit committee reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention, and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor, or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating/corporate governance committee manages risks associated with the independence of the Board, corporate disclosure practices, and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our Board as a whole.

ITEM 11.	Executive Compensation

Compensation Committee

The current members of our compensation committee are Neal S. Walker, D.O.; Gary M. Phillips, M.D.; and Nancy B. Miller-Rich. Gary M. Phillips, M.D. serves as the chair of the compensation committee. Our compensation committee reviews and recommends policies relating to compensation and benefits of our officers and employees.

The full text of the compensation committee’s charter is posted on the corporate governance section of our website at https://ir.aldeyra.com/corporate-governance. Pursuant to the compensation committee charter, the functions of this committee include:

•	evaluating the salary and performance-based compensation of our executive officers;

•	identifying the corporate and individual objectives governing compensation of our executive officers;

•	making recommendations to our Board with respect to director compensation;

•	reviewing and approving the terms of material agreements with our executive officers;

•	overseeing and administering our equity incentive plans and employee benefit plans;

•	reviewing and approving policies and procedures relating to the perquisites and expense accounts of our executive officers;

•	if and as applicable, furnishing the annual compensation committee report required by SEC rules; and

•

conducting a review of executive officer succession planning, as necessary; reporting its findings and recommendations to our Board; and working with the Board in evaluating potential successors to executive officer positions.

Our Board has determined that each of Neal S. Walker, D.O.; Gary M. Phillips, M.D.; and Nancy B. Miller-Rich is independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

Our Chief Executive Officer and Interim Chief Financial Officer assist our compensation committee in carrying out its functions, although they do not participate in deliberations or decisions with respect to their own compensation. Since January 2015, our compensation committee has engaged the services of Pearl Meyer & Partners, LLC (Pearl Meyer), a nationally recognized compensation consulting firm, to advise the compensation committee regarding the amount and types of compensation that we provide to our executives and directors, and compare our compensation practices to the compensation practices of other companies. Pearl Meyer reports directly to the compensation committee. Pearl Meyer does not provide any services to us other than the services provided to the compensation committee. The compensation committee believes that, under applicable SEC rules or Nasdaq listing standards, Pearl Meyer does not have any conflicts of interest in advising the compensation committee.

Summary Compensation Table

The following table provides information concerning the compensation paid to our Chief Executive Officer and our next two most highly compensated executive officers for our year ended December 31, 2022. We refer to these individuals as our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan		All Other Compensation		Total ($)
Todd C. Brady, M.D., Ph.D.	2022	559,357	1,130,000	818,523	338,410	(2)	12,200	(3)	2,858,490
President and Chief Executive Officer	2021	547,097	545,908	2,050,361	300,903		11,400		3,455,670
Bruce Greenberg	2022	285,340	595,131	490,385	99,000	(2)	12,200	(3)	1,482,055
Vice President of Finance, Interim Chief Financial Officer(4)
Stephen G. Machatha, Ph.D.	2022	359,287	1,167,121	818,523	208,086	(5)	12,200	(3)	2,565,216
Chief Development Officer	2021	333,572	—	953,016	133,429		11,400		1,431,416

(1)

Reflects the aggregate grant date fair value of stock awards and option awards granted during the applicable year calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 12 to our audited financial statements included in the Original Filing. In accordance with SEC rules, the grant date fair value of an award subject to performance conditions is based on the probable outcome of the conditions.

(2)	Represents amounts paid under our 2022 performance bonus plan in March 2023.
(3)	Consists of annual matching contributions to the executives 401(k) plan account.
(4)	Mr. Greenberg was appointed as our Interim Chief Financial Officer in May 2022.
(5)	Represents amounts paid under our 2022 performance bonus plan in March 2023 and a one-time $50,000 bonus paid to Dr. Machatha in December 2022.

Narrative Explanation of Certain Aspects of the Summary Compensation Table

Employment Letter Agreements and Offer Letters

We currently maintain letter agreements and offer letters with each of Dr. Brady, Mr. Greenberg, and Dr. Machatha. The letter agreements and offer letters provide for the initial base salary for our executive officers and eligibility to receive an annual cash target bonus as determined by our Board or compensation committee, subject to his attainment of one or more pre-established performance goals established by our Board or compensation committee.

The table below sets for the 2023 base salary and target bonus as a percentage of base salary for Dr. Brady, Mr. Greenberg and Dr. Machatha.

Name	Base Salary ($)	Target Cash Incentive Award (% of Base Salary)
Todd C. Brady, M.D., Ph.D.	581,170	55
Bruce Greenberg	330,000	35
Stephen G. Machatha, Ph.D.	377,250	40

The letter agreements and offer letters provide for at-will employment and, other than as set forth below under “Severance and Change in Control Benefits”, may be terminated at any time.

Equity Compensation

We offer stock options, restricted stock units and performance based cash units to our named executive officers as the long-term incentive component of our compensation program. We typically grant equity awards to new hires upon their commencing employment with us and provide additional grants annually.

In March 2022, Drs. Brady and Machatha and Mr. Greenberg were each granted an option to purchase shares of our common stock. The table below provides details regarding the foregoing grants.

Name	Number of Shares Underlying Option Grants		Exercise Price for Option Grants ($)(2)
Todd C. Brady, M.D., Ph.D.	250,000	(1)	4.52
Bruce Greenberg	73,156	(1)	4.52
Bruce Greenberg	100,000	(3)	3.50
Stephen G. Machatha, Ph.D.	250,000	(1)	4.52

(1)	Option vests in equal monthly installments over four years of service following January 1, 2022 provided the optionee remains in continuous service to us through each such vesting date.
(2)	The exercise price is equal to the closing price per share of our common stock on The Nasdaq Capital Market on the date of grant.
(3)	Option vests in equal monthly installments over four years of service following January 1, 2021 provided the optionee remains in continuous service to us through each such vesting date.

In addition, in March 2022, the compensation committee of our Board also awarded restricted stock units representing 250,000 shares of our common stock to Dr. Brady, and 64,395 shares of our common stock to Dr. Machatha. These awards vest in equal annual installments over four years of service following January 1, 2022. In March 2022, Dr. Brady was also granted 207,758 performance based cash units. The performance based cash units vest in four annual installments from the date of grant and entitle Dr. Brady to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of our common stock exceeds the base value of $4.52.

In July 2022, the compensation committee of our Board granted Dr. Brady 604,308 cash based bonus units and Dr. Machatha 69,473 cash based bonus units. Subject to and conditioned upon the acceptance by the U.S. Food and Drug Administration of our submission of a New Drug Application for reproxalap, the cash based bonus units vest in four annual installments from the date of grant and entitle Drs. Brady and Machatha to receive a cash payment for each vested bonus unit, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the closing price per share of the our common stock on The Nasdaq Capital Market on the payment date. In addition, in July 2022, the compensation committee of our Board also awarded restricted stock units representing 185,605 shares of our common stock to Dr. Machatha and 126,087 shares of our common stock to Mr. Greenberg. These awards vest in equal annual installments over four years of service following July 15, 2022.

In February 2023, the compensation committee of our Board approved the grant of options to purchase 250,000 shares of our common stock to Dr. Brady; 110,028 shares of our common stock to Mr. Greenberg; and 220,258 shares of our common stock to Dr. Machatha. The exercise price for each of the options was $6.76 per share, which was the closing price of our common stock on The Nasdaq Capital Market on February 28, 2023. The options vest in equal monthly installments over four years of service following January 1, 2023 provided the named executive officer provides continuous service to us through such vesting dates. In addition, in February 2023, the compensation committee of our Board also awarded restricted stock units representing 238,750 shares of our common stock to Dr. Brady. The award vests in equal annual installments over four years of service following January 1, 2023.

As discussed below under “Severance and Change in Control Benefits,” stock options, restricted stock units and performance based cash units granted or awarded to our named executive officers are generally subject to accelerated vesting in the event such officer is subject to an involuntary termination or if we experience a change in control.

Severance and Change in Control Benefits

Pursuant to their letter agreements and offer letters, in addition to any equity acceleration provided for in our Change in Control Plan, as amended and restated, (the “CIC Plan”) discussed below, if we terminate the employment of any of our current named executive officers without cause or in the case of Dr. Brady, if Dr. Brady resigns for good reason, then such named executive will be eligible to receive:

•	continued payment of base salary for 9 months (12 months in the case of Dr. Brady);

•

a lump-sum cash payment equal to the greater of such executive’s target bonus for the year in which such termination occurs or the actual bonus paid to the executive with respect to our most recently completed fiscal year; and

•

payment by us of the monthly premiums under COBRA for such executive and their eligible dependents for up to 9 months (12 months in the case of Dr. Brady) following the termination of such executive’s employment.

Such payments are contingent on the officer’s executing and not revoking a release of claims against us. “Cause” means an officer’s:

•	unauthorized use or disclosure of our confidential information or trade secrets;

•	material breach of any agreement with us;

•	material failure to comply with our written policies or rules;

•	conviction of, or plea of “guilty” or “no contest” to, a felony;

•	gross negligence or willful misconduct;

•	continuing failure to perform assigned duties after receiving written notification of such failure from our Board; or

•	failure to cooperate in good faith with a governmental or internal investigation of us or our directors, officers, or employees if such cooperation has been requested.

“Good Reason” means a resignation within 12 months after one of the following conditions has come into existence without the officer’s consent, but only if such officer has provided us with written notice of such condition within 90 days after it has come into existence and we have failed to cure such condition within 30 days after we receive such notice:

•	a reduction in such executive officer’s base salary or target bonus by more than 10%;

•	a material reduction of such executive officer’s authority, duties, or responsibilities, including reporting relationships; or

•	a relocation of such executive officer’s principal workplace by more than 50 miles.

In March 2017, the compensation committee of our Board approved and established the CIC Plan and in August 2021, the compensation committee of our Board amended and restated the CIC Plan. The CIC Plan provides for the accelerated vesting for outstanding (i) unvested equity awards and/or (ii) unvested performance based cash unit awards issued under our Management Cash Incentive Plan (the Management Plan) held by our eligible employees who are subject to a qualifying employment termination in connection with a change in control, including our executive officers. The CIC Plan provides for acceleration of 100% of the unvested equity and/or performance based cash unit awards issued under the Management Plan held by our executive officers in the event the officer’s employment is terminated without cause, or the officer resigns for good reason, in each case within 3 months before or 12 months following a change in control. In connection with the adoption of the CIC Plan, Dr. Brady waived the “single trigger” acceleration of his equity awards on consummation of a change in control provided for in his offer letter. In addition, the CIC Plan shall replace any and all change of control provisions provided for in the equity or equity based awards granted to Dr. Brady prior to the establishment of the CIC Plan.

For the purpose of the CIC Plan, the following terms have the definitions set forth below:

A termination for “cause” means termination by us of the executive officer’s employment by reason of the occurrence of any one or more of the following: (i) an act or acts of personal dishonesty taken by the executive officer and intended to result in substantial personal enrichment of the executive officer at our expense; (ii) repeated violations by the executive officer of the executive officer’s duties and obligations (other than as a result of incapacity due to physical or mental illness) that are demonstrably willful and deliberate on the executive officer’s part, that are committed in bad faith or without reasonable belief that such violations are in our best interests, and that are not remedied in a reasonable period of time after receipt of written notice from us; (iii) indictment or plea of nolo contendere of the executive officer of a felony involving moral turpitude; or (iv) the material breach of the executive’s proprietary information and inventions agreement.

“Change in Control” means the occurrence of any of the following: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of our securities representing more than fifty percent (50%) of the total voting power represented by our then-outstanding voting securities; (ii) the consummation of the sale or disposition by us of all or substantially all of our assets; (iii) the consummation of a merger or consolidation of our company with or into any other entity, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) more than fifty percent (50%) of the total voting power of the voting securities of our company or such surviving entity or its parent outstanding immediately after such merger or consolidation; or the Incumbent Board ceases for any reason to constitute a majority of the members of our Board over a period of 12 months; provided, however, that if the appointment or election (or nomination for election) of any new member of our Board was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member shall, for purposes of the CIC Plan, be considered as a member of the Incumbent Board. A transaction shall not constitute a Change in Control under the definition set forth in the preceding sentence if its sole purpose is to change the state of our incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held our securities immediately before such transaction.

“Good reason” means (i) a material diminution in the executive officer’s base salary or target bonus by more than 10%, except in connection with company-wide cost reduction; (ii) a material diminution in the executive officer’s authority, duties, or responsibilities with respect to our company or any successor or acquiring entity, including, without limitation, any requirement that an officer who is our chief executive officer report to anyone other than to the board of directors of our ultimate parent entity (the “Ultimate Parent”) or that an executive officer (other than our chief executive officer) report to anyone other than the chief executive officer of the Ultimate Parent; (iii) a breach of a material provision of the executive officer’s employment or other written agreement governing employment with us (it being understand that a change in title without the executive officer’s consent shall be a material breach); or (iv) a relocation of the executive officer’s principal workplace by more than 50 miles from where the executive officer performed services prior to the relocation, without the executive officer’s prior consent. However, good reason shall not exist unless (i) the executive officer has given written notice to us within 90 days of the initial existence of the good reason event or condition(s) giving specific details regarding the event or condition; (ii) we have failed to cure such event or condition within 30-days of receiving such notice; and (iii) the executive officer resigns within 30 days of the expiration of the 30-day cure period provided for in clause (ii) provided that we have not cured the event or condition.

We do not offer any tax gross-up payments to our executive team for any change-of-control payments, although we may decide to do so in the future.

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all other full-time employees. We do not provide our named executive officers with perquisites or other personal benefits.

Stockholder Engagement

At our 2022 annual meeting of stockholders, our annual say-on-pay proposal for our 2022 compensation program received support from 88.0% of the votes cast by our stockholders on the matter. To confirm the majority affirmative outcome of the advisory vote, we continued with our proactive stockholder engagement program to seek stockholder input on our executive compensation program. In 2022 and 2023, our management and the Chair of our compensation committee communicated with several of our largest stockholders, and solicited their feedback on our executive compensation policies.

As part of our stockholder engagement effort, we provided further detail on our compensation decision process, beginning with selecting a group of peer companies at a similar size and stage of development, benchmarking against the peer group to determine a competitive range, and targeting our compensation within that range in order to attract, retain, and motivate the personnel to achieve our goals.

From this stockholder engagement effort, along with feedback we received during investor meetings throughout the year and input from our professional advisers concerning executive compensation trends, our major stockholders have not expressed significant concerns about the general design of our equity incentive program, which consists of grants of stock options and restricted stock units as the primary incentive vehicles. We encourage stockholders to take into account the feedback we received during meetings meeting with stockholders as part of our annual stockholder outreach program.

Restrictions on Trading

Our Company Policy Regarding Insider Trading prohibits our employees (including officers) and directors, or any of their designees, from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities (i) granted to the employee or director as part of the compensation of the employee or director; or (ii) held, directly or indirectly, by the employee or director. In addition, our employees (including officers) and directors may not pledge our equity securities held by them without the prior clearance of our securities compliance officer.

Outstanding Equity Awards at Fiscal 2022 Year-End

The following tables show certain information regarding outstanding equity awards, including, but not limited to, restricted stock unit awards, held by our named executive officers as of December 31, 2022. For information regarding the vesting acceleration provisions applicable to the options held by our named executive officers, please see “Severance and Change in Control Benefits” above.

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Vested		Number of Securities Underlying Unexercised Options (3) Unvested	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or unit of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)	Equity Incentive Plan Awards: number of unearned shares units or other rights that have not vested (#)	Equity Incentive Plan Awards: market or payout value of unearned shares, units or other rights that have not yet vested ($)
Todd C Brady, M.D., Ph.D.	9/8/2013	192,084		—	—	0.552	9/7/2023
	9/8/2013	48,021		—	—	0.552	9/7/2023
	9/8/2013	32,953		—	—	0.552	9/7/2023
	10/30/2013	96,042		—	—	4.56	10/29/2023
	5/7/2014	76,068		—	—	8.00	5/6/2024
	6/3/2015	90,000		—	—	7.85	6/2/2025
	3/16/2016	250,000		—	—	4.59	3/15/2026
	3/3/2017	250,000		—	—	5.10	3/2/2027
	3/6/2018	217,293		—	—	8.60	3/5/2028
	3/5/2019	244,791	(2)	5,209		8.05	3/4/2029
	3/5/2019							62,500	(3)	435,000
	3/2/2020	182,291	(4)	67,709		3.78	3/1/2030
	3/2/2020							125,000	(5)	870,000
	4/12/2021	119,791	(6)	130,209		11.71	4/11/2031
	4/12/2021							34,965	(7)	243,356
	3/30/2022	57,291	(8)	192,709		4.52	3/29/2032
	3/30/2022							250,000	(9)	1,740,000
Bruce Greenberg	12/12/2019	33,738	(10)	11,262		5.32	12/11/2029
	3/5/2020	14,583	(4)	5,417		3.57	3/4/2030
	3/22/2021	28,020	(6)	30,457		12.24	3/21/2031
	4/18/2021	14,010	(6)	15,229		11.28	4/17/2031
	3/4/2022	22,916	(8)	77,084		3.50	3/3/2032
	3/30/2022	16,764	(8)	56,392		4.52	3/29/2032
	7/15/2022							126,087	(11)	877,566
Stephen G. Machatha, Ph.D.	4/5/2016	35,000		—		4.60	4/4/2026
	3/10/2017	26,200		—		5.25	3/9/2027
	3/1/2018	45,573		—		8.35	2/28/2028
	3/5/2019	61,687	(2)	1,313		8.05	3/4/2029
	3/2/2020	98,845	(4)	36,715		3.78	3/1/2030
	4/12/2021	55,679	(6)	60,522		11.71	4/11/2031
	3/30/2022	57,291	(8)	192,709		4.52	3/29/2032
	3/30/2022							64,395	(9)	448,189
	7/15/2022							185,605	(11)	1,291,811

(1)

Computed in accordance with SEC rules as the number of unvested shares multiplied by the closing market price of our Common Stock on December 31, 2022, which was $6.96. The actual value (if any) to be realized by the officer depends on whether the shares vest and the future performance of our Common Stock.

(2)	Option vests in equal monthly installments over four years following January 1, 2019.
(3)

Restricted stock unit award vests in equal annual installments over four years of service following January 1, 2019 provided the grantee provides continuous service to us through each such vesting date.

(4)	Option vests in equal monthly installments over four years following January 1, 2020.
(5)

Restricted stock unit award vests in equal annual installments over four years of service following January 1, 2020 provided the grantee provides continuous service to us through each such vesting date.

(6)	Option vests in equal monthly installments over four years following January 1, 2021.
(7)

Restricted stock unit award vests in equal annual installments over four years of service following January 1, 2021 provided the grantee provides continuous service to us through each such vesting date.

(8)

Option vests with respect to 25% of the shares after 12 months of continuous service with us following January 1, 2022, with the balance becoming exercisable in equal monthly installments over the next 36 months of continuous service provided thereafter.

(9)

Restricted stock unit award vests in equal annual installments over four years of service following January 1, 2022 provided the grantee provides continuous service to us through each such vesting date.

(10)

Option vests with respect to 25% of the shares after 12 months of continuous service with us following December 12, 2019, with the balance becoming exercisable in equal monthly installments over the next 36 months of continuous service provided thereafter.

(11)	Restricted stock unit award vests in equal annual installments over four years of service following July 15, 2022 provided the grantee provides continuous service to us through each such vesting date.

In addition to the amounts set forth in the table above, on March 5, 2019, Dr. Brady was granted 45,329 performance based cash units (the “March 2019 Performance Units”). The March 2019 Performance Units vested in four annual installments from the date of grant and entitle Dr. Brady to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of our common stock exceeds the base value of $8.05. Upon the completion of vesting of the March 2019 Performance Units, the value of our common stock had not exceeded the March 2019 Performance Units base value of $8.05. Accordingly, Dr. Brady did not receive a cash payment in connection with the completion of vesting of the March 2019 Performance Units. On March 2, 2020, Dr. Brady was granted 450,865 performance based cash units. The performance based cash units vest in four annual installments from the date of grant and entitle Dr. Brady to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of our common stock exceeds the base value of $3.78. On March 15, 2022, Dr. Brady was granted 207,758 performance based cash units. The performance based cash units vest in four annual installments from the date of grant and entitle Dr. Brady to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of our common stock exceeds the base value of $4.52. On July 15, 2022, Dr. Brady was granted 604,308 cash based bonus units and Dr. Machatha was granted 69,473 cash based bonus units. Subject to and conditioned upon the acceptance by the U.S. Food and Drug Administration of our submission of a New Drug Application for reproxalap, the cash based bonus units vest in four annual installments from the date of grant and entitle Drs. Brady and Machatha to receive a cash payment for each vested bonus unit, on the earlier of (i) four (4) years from the date of grant or (ii) a change of control, equal in value to the closing price per share of the our common stock on The Nasdaq Capital Market on the payment date.

Director Compensation

The following table sets forth information about the compensation of the non-employee members of our Board who served as a director during our year ended December 31, 2022. Other than as set forth in the table and described more fully below, during our year ended December 31, 2022, we did not pay any fees to, make any equity awards or non-equity awards to, or pay any other compensation to the non-employee members of our Board. Dr. Brady, our Chief Executive Officer, receives no compensation for his service as a director, and is not included in the table below. Dr. Douglas currently serves as chair of our Board.

	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)		Total ($)
Ben R. Bronstein, M.D.	$37,250	$155,406	(3)	$192,656
Richard H. Douglas, Ph.D.	$49,250	$176,681	(4)	$225,931
Martin J. Joyce, M.B.A.	$39,250	$158,952	(5)	$198,202
Nancy B. Miller-Rich	$32,500	$142,997	(6)	$175,497
Gary M. Phillips, M.D.	$38,750	$157,770	(7)	$196,520
Neal S. Walker, D.O.	$32,500	$142,997	(8)	$175,497

(1)

The amounts in this column represent the aggregate grant date fair value of option awards granted to the director during our fiscal year ended December 31, 2022, computed in accordance with FASB ASC Topic 718. See Note 12 to our financial statements included in the 2022 Annual Report for a discussion of our assumptions in determining the ASC 718 values of our option awards.

(2)	As of December 31, 2022, our non-employee directors held outstanding stock options as follows:

Dr. Bronstein, 201,603 options; Dr. Walker, 187,967 options; Mr. Joyce 199,773 options; Dr. Phillips, 196,085 options; Dr. Douglas, 211,396 options; and Ms. Miller-Rich, 121,015 options. All of these options granted were made pursuant to our non-employee director compensation program.

(3)	On June 7, 2022, Dr. Bronstein was granted options to purchase an aggregate of 61,002 shares of our common stock at an exercise price per share of $3.60.
(4)	On June 7, 2022, Dr. Douglas was granted options to purchase an aggregate of 69,353 shares of our common stock at an exercise price per share of $3.60.
(5)	On June 7, 2022, Mr. Joyce was granted options to purchase an aggregate of 62,394 shares of our common stock at an exercise price per share of $3.60.
(6)	On June 7, 2022, Ms. Miller-Rich was granted options to purchase an aggregate of 56,131 shares of our common stock at an exercise price per share of $3.60.
(7)	On June 7, 2022, Dr. Phillips was granted options to purchase an aggregate of 61,930 shares of our common stock at an exercise price per share of $3.60.
(8)	On June 7, 2022, Dr. Walker was granted options to purchase an aggregate of 56,131 shares of our common stock at an exercise price per share of $3.60.

Non-Employee Director Compensation

For the year ended December 31, 2022, pursuant to our non-employee director compensation plan, each non-employee member of our Board received the following cash and equity compensation for board services, as applicable:

	Role	Annual Cash Retainer (1)	Initial Equity Grant (2)	Annual Equity Grant (5)
Board of Directors	Director	$30,000	Option to purchase $120,000 worth of shares of Common Stock (3)	Option to purchase $116,000 worth of shares of Common Stock
	Chair	$17,500	Option to purchase $30,000 worth of shares of Common Stock (4)	Option to purchase $30,000 worth of shares of Common Stock (increased to $40,000 in February, 2023)
Audit Committee	Chair	$7,500	Option to purchase $15,000 worth of shares of Common Stock (4)	Option to purchase $15,000 worth of shares of Common Stock
	Other Member	$3,750	Option to purchase $7,500 worth of shares of Common Stock (4)	Option to purchase $7,500 worth of shares of Common Stock
Compensation Committee	Chair	$5,000	Option to purchase $10,000 worth of shares of Common Stock (4)	Option to purchase $10,000 worth of shares of Common Stock
	Other Member	$2,500	Option to purchase $5,000 worth of shares of Common Stock (4)	Option to purchase $5,000 worth of shares of Common Stock
Nominating/Corporate Governance Committee	Chair	$3,500	Option to purchase $8,000 worth of shares of Common Stock (4)	Option to purchase $8,000 worth of shares of Common Stock
	Other Member	$1,750	Option to purchase $3,500 worth of shares of Common Stock (4)	Option to purchase $3,500 worth of shares of Common Stock

(1)	Annual cash retainers are payable quarterly.
(2)	Initial equity grants are automatically granted on the date the director is elected or appointed as a director, chair, member of a committee, or chair of a committee, as applicable.
(3)	The initial equity grant upon election or appointment as a director shall vest in three equal annual installments following the grant date.
(4)

Each initial equity grant shall be pro-rated for the number of whole months remaining until the anniversary of the prior year’s stockholders’ meeting, rounded down to the nearest whole share, and shall vest on the anniversary of the prior year’s stockholders’ meeting provided the director provides continuous service as a director through such date.

(5)

Annual equity grants are automatically granted on the date of each annual meeting of our stockholders and shall vest on the 1-year anniversary of the grant date provided the director provides continuous service as a director, member of the applicable committee, or chair, as applicable, through such date.

In addition, the following rules apply to initial and annual equity awards:

•	All of the awards will be automatically granted to each non-employee director in the form of non-statutory stock options issued under our 2013 Equity Incentive Plan;

•

The number of shares subject to a stock option is determined by using the Black-Scholes option valuation method to determine the value per option on the valuation date (the exercise price shall be the closing price of our common stock on the third trading day prior to the grant date);

•	All of the non-employee directors’ equity awards will become fully vested upon a Change in Control (as defined below) of our company; and

•	All such automatic director option grants to non-employee directors shall have a maximum term of ten years.

For purposes of our non-employee director compensation plans or programs, a non-employee director is a director who is not employed by us and who does not receive compensation from us, or have a business relationship with us that would require disclosure under certain rules of the SEC.

We also reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

Change in Control means the occurrence of any of the following: (a) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of our securities representing more than fifty percent (50%) of the total voting power represented by our then-outstanding voting securities; (b) the consummation of the sale or disposition by us of all or substantially all of our assets; (c) the consummation of a merger or consolidation of our company with or into any other entity, other than a merger or consolidation that would result in the voting securities of our company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) more than fifty percent (50%) of the total voting power of the voting securities of our company or such surviving entity or its parent outstanding immediately after such merger or consolidation; or (d) individuals who are members of our Board (the Incumbent Board) cease for any reason to constitute a majority of the members of our Board over a period of 12 months; provided, however, that if the appointment or election (or nomination for election) of any new member of our Board was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member shall, for purposes hereof, be considered as a member of the Incumbent Board. A transaction shall not constitute a Change in Control under the definition set forth in the preceding sentence if its sole purpose is to change the state of our incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held our securities immediately before such transaction. In addition, if a Change in Control constitutes a payment event with respect to any equity or other benefit that provides for a deferral of compensation and which is subject to Section 409A of the Internal Revenue Code of 1986, as amended (the Code), then notwithstanding anything to the contrary in this letter agreement or in any document governing such award, the transaction with respect to such equity or other benefit must also constitute a “change in control event” as defined in Treasury Regulation Section 1.409A-3(i)(5) to the extent required by Section 409A of the Code.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 21, 2023 for:

•	each of our named executive officers;

•	each of our directors;

•	all of our current executive officers and directors as a group; and

•	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

The table below is based upon information supplied by officers, directors and principal stockholders and Schedule 13Gs and 13Ds filed with the SEC through April 21, 2023.

The percentage ownership is based upon 58,576,350 shares of common stock outstanding as of April 21, 2023. For purposes of the table below, we deem shares of common stock subject to options that are currently exercisable or exercisable within sixty (60) days of April 21, 2023 and common stock subject to restricted stock unit awards that will vest within sixty (60) days of April 21, 2023 to be outstanding and to be beneficially owned by the person holding the options or restricted stock unit award for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Aldeyra Therapeutics, Inc., 131 Hartwell Avenue, Suite 320, Lexington, Massachusetts 02421.

Name of Beneficial Owner	Number of Shares		Percentage
5% or Greater Stockholders
Perceptive Advisors LLC	11,350,085	(1)	19.4%
Named Executive Officers and Directors
Todd C. Brady, M.D., Ph.D.	2,883,186	(2)	4.8%
Bruce Greenberg	171,876	(3)	*
Stephen G. Machatha, Ph.D.	476,741	(4)	*
Ben R. Bronstein, M.D.	159,245	(5)	*
Richard H. Douglas, Ph.D.	267,043	(6)	*
Martin J. Joyce, M.B.A.	161,346	(7)	*
Nancy B. Miller-Rich	64,884	(8)	*
Gary M. Phillips, M.D.	143,530	(9)	*
Neal S. Walker, D.O.	138,086	(10)	*
All current executive officers and directors as a group (9 persons)	4,465,937	(11)	7.2%

*	Less than 1% of the outstanding shares of common stock.
(1)

Perceptive Advisors LLC and Joseph Edelman beneficially own 11,350,085 shares of common stock, all of which are held by Perceptive Life Sciences Master Fund Ltd, a private investment fund to which Perceptive Advisors LLC serves as the investment manager. Mr. Edelman is the managing member of Perceptive Advisors LLC. The address for Perceptive Advisors LLC, Perceptive Life Sciences Master Fund Ltd and Joseph Edelman is 51 Astor Place, 10th Floor, New York, NY 10003. The foregoing information in this footnote is based on a Schedule 13G/A filed by Perceptive Advisors LLC, Perceptive Life Sciences Master Fund Ltd and Joseph Edelman on February 14, 2023.

(2)	Includes options to purchase 1,939,961 shares of common stock that may be exercised within 60 days of April 11, 2023.
(3)	Includes options to purchase 164,063 shares of common stock that may be exercised within 60 days of April 11, 2023.
(4)	Includes options to purchase 437,169 shares of common stock that may be exercised within 60 days of April 11, 2023 and 211 shares of common stock held by his spouse.
(5)	Includes options to purchase 140,601 shares of common stock that may be exercised within 60 days of April 11, 2023.
(6)	Includes options to purchase 142,043 shares of common stock that may be exercised within 60 days of April 11, 2023
(7)	Includes options to purchase 137,379 shares of common stock that may be exercised within 60 days of April 11, 2023.
(8)	Includes options to purchase 64,884 shares of common stock that may be exercised within 60 days of April 11, 2023.

(9)	Includes options to purchase 134,155 shares of common stock that may be exercised within 60 days of April 11, 2023.
(10)	Includes options to purchase 131,836 shares of common stock that may be exercised within 60 days of April 11, 2023.
(11)	Includes options to purchase 3,292,091 shares of common stock that may be exercised within 60 days of April 11, 2023.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

In addition to the compensation arrangements with our directors and executive officers described elsewhere in this Form 10-K/A, the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at yearend for the last two completed fiscal years; and

•

any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Employment Agreements

We have entered into offer letters with our named executive officers. For more information regarding these agreements, see the section of this Form 10-K/A entitled “Executive Compensation.”

Indemnification Agreements

We have entered into separate indemnification agreements with our directors and executive officers, in addition to indemnification provided for in our amended and restated certificate of incorporation and amended and restated bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for certain expenses, judgments, fines, and settlement amounts, among others, incurred by this person in any action or proceeding arising out of this person’s services as a director or executive officer in any capacity with respect to any employee benefit plan or as a director, partner, trustee, or agent of another entity at our request. We believe that these provisions in our amended and restated certificate of incorporation and amended and restated bylaws and indemnification agreements are necessary to attract and retain qualified persons as directors and executive officers.

Equity Grants and Awards to Executive Officers and Directors

We have granted equity to our executive officers and certain of our directors as more fully described in the sections entitled “Director Compensation” and “Executive Compensation.”

Policies and Procedures for Related Party Transactions

Pursuant to our code of conduct and audit committee charter, any related party transaction or series of transactions with an executive officer, director, or any of such persons’ immediate family members or affiliates, in which the amount, either individually or in the aggregate, involved exceeds $120,000 must be presented to our audit committee for review, consideration, and approval. All of our directors and executive officers are required to report to our audit committee any such related party transaction. In approving or rejecting the proposed transactions, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, the risks, costs, and benefits to us; the terms of the transaction; the availability of other sources for comparable services or products; and, if applicable, the impact on a director’s independence. Our audit committee shall approve only those transactions that, in light of known circumstances, are consistent with Aldeyra’s and our stockholders’ interests, as our audit committee determines in the good faith exercise of its discretion.

Director Independence

Our common stock is listed on The Nasdaq Capital Market. The listing rules of this stock exchange generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating/corporate governance committees be independent. The Nasdaq director independence definition includes a series of objective tests, such as that the director is not also one of our employees and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Our Board has determined that none of our non-employee directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq. The independent members of our Board hold separate regularly scheduled executive session meetings at which only independent directors are present.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries. Each of Martin J. Joyce, M.B.A., Gary M. Phillips, M.D. and Ben R. Bronstein, M.D. qualify as an independent director pursuant to Rule 10A-3.

ITEM 14.	Principal Accounting Fees and Services

The following table sets forth all fees paid or accrued by us for professional audit services and other services rendered by BDO USA, LLP during the years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees(1)	$391,850	$565,936
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$391,850	$565,936

(1)

Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements; review of our quarterly financial statements; and audit services provided in connection with other regulatory or statutory filings for which we have engaged BDO USA, LLP, including the consents issued for our registration statements, and securities offerings. The decrease in audit fees in 2022 compared to 2021 was due to, among other things, a decrease in financing activity.

Pre-Approval of Audit and Non-Audit Services

Consistent with requirements of the SEC and the Public Company Accounting Oversight Board regarding auditor independence, our audit committee is responsible for the appointment, compensation, and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee (or the chair if such approval if needed on a time urgent basis) generally pre-approves of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services.

PART IV

ITEM 15.	Exhibits and Financial Statements Schedules

(a)	The following documents were filed as part of the Original Filing:

1.	Financial Statements. We are not filing any financial statements with this Form 10-K/A because they were included in the Original Filing.

2.

Financial Statement Schedules. We are not filing any schedules with this Form 10-K/A, which were either appropriately omitted from the Original Filing or the information required to be presented in them was shown in the financial statements or related notes at Part II, Item 8 of the Original Filing.

3.

Exhibits. The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Form 10-K/A and are incorporated herein by reference in response to this item.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Interim Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

The Exhibits listed in the Exhibit Index are filed as part of this annual report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Commonwealth of Massachusetts, on April 28, 2023.

ALDEYRA THERAPEUTICS, INC.

By:	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
President and Chief Executive Officer