Form 10-Q
period 2023-03-31
Aldeyra Therapeutics, Inc.
filed 2023-05-04
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 2, 2023, there were 58,576,350 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2023	December 31,
	(unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$165,028,105	$144,419,364
Marketable securities	—	29,881,520
Prepaid expenses and other current assets	2,989,115	6,722,229
Total current assets	168,017,220	181,023,113
Right-of-use assets	189,033	249,265
Fixed assets, net	12,539	19,279
Total assets	$168,218,792	$181,291,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$429,685	$133,625
Accrued expenses	14,433,679	14,065,885
Current portion of long-term debt	954,325	911,763
Operating lease liabilities	190,202	249,265
Total current liabilities	16,007,891	15,360,538
Long-term debt, net of current portion	14,967,688	14,923,090
Total liabilities	30,975,579	30,283,628
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 authorized and 58,791,603 and 58,560,078 shares issued and outstanding, respectively	58,792	58,560
Additional paid-in capital	509,516,738	507,770,045
Accumulated other comprehensive loss	—	(103,938)
Accumulated deficit	(372,332,317)	(356,716,638)
Total stockholders’ equity	137,243,213	151,008,029
Total liabilities and stockholders’ equity	$168,218,792	$181,291,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$11,235,861	$12,234,320
General and administrative	5,567,416	4,249,387
Loss from operations	(16,803,277)	(16,483,707)
Other income (expense):
Interest income	1,678,885	101,382
Interest expense	(491,287)	(405,967)
Total other income (expense), net	1,187,598	(304,585)
Net loss	$(15,615,679)	$(16,788,292)
Net loss per share - basic and diluted	$(0.27)	$(0.29)
Weighted average common shares outstanding - basic and diluted	58,791,603	58,297,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(15,615,679)	$(16,788,292)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	103,938	(61,677)
Total other comprehensive income (loss)	$103,938	$(61,677)
Comprehensive loss	$(15,511,741)	$(16,849,969)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated Other
	Shares	Amount	Additional Paid-in Capital	Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2022	58,560,078	$58,560	$507,770,045	$(103,938)	$(356,716,638)	$151,008,029
Stock-based compensation	—	—	1,694,366	—	—	1,694,366
Issuance of common stock, employee stock purchase plan	16,272	17	52,542	—	—	52,559
Issuance of common stock, vested restricted stock awards	215,253	215	(215)	—	—	—
Other comprehensive income	—	—	—	103,938	—	103,938
Net loss	—	—	—	—	(15,615,679)	(15,615,679)
Balance, March 31, 2023	58,791,603	$58,792	$509,516,738	$—	$(372,332,317)	$137,243,213

Balance, December 31, 2021	58,081,215	$58,081	$500,369,444	$—	$(294,692,002)	$205,735,523
Stock-based compensation	—	—	1,779,844	—	—	1,779,844
Release of restrictions on Helio founders’ shares	10,890	11	(11)	—	—	—
Issuance of common stock, employee stock purchase plan	6,860	7	23,317	—	—	23,324
Issuance of common stock, vested restricted stock awards	202,526	202	(202)	—	—	—
Other comprehensive loss	—	—	—	(61,677)	—	(61,677)
Net loss	—	—	—	—	(16,788,292)	(16,788,292)
Balance, March 31, 2022	58,301,491	$58,301	$502,172,392	$(61,677)	$(311,480,294)	$190,688,722

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,615,679)	$(16,788,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,190,356	1,936,578
Non-cash interest expense	87,160	82,798
Net amortization of premium on marketable securities	(14,542)	(3,228)
Depreciation and amortization expense	66,972	62,741
Change in operating assets and liabilities:
Prepaid expenses and other current assets	3,733,114	(2,526,926)
Accounts payable	296,060	1,423,128
Accrued expenses and other liabilities	(2,187,259)	2,940,002
Net cash used in operating activities	(9,443,818)	(12,873,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	—	(16,317)
Purchases of marketable securities	—	(58,015,469)
Maturities of marketable securities	30,000,000	—
Net cash provided by (used in) investing activities	30,000,000	(58,031,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	52,559	23,324
Net cash provided by financing activities	52,559	23,324
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,608,741	(70,881,661)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144,419,364	229,790,989
CASH AND CASH EQUIVALENTS, END OF PERIOD	$165,028,105	$158,909,328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$397,396	$322,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
NATURE OF BUSINESS

Aldeyra Therapeutics, Inc., together with its wholly-owned subsidiaries (the “Company” or “Aldeyra”), a Delaware corporation, is a clinical-stage biotechnology company devoted to discovering innovative therapies designed to treat immune-mediated diseases.

The Company’s principal activities to date include research and development activities along with related general business planning, including raising capital.

2.
BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 9, 2023 (2022 Form 10-K).

The financial information as of March 31, 2023, and the three months ended March 31, 2023 and 2022, respectively, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2022 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, the Company believes that its cash and cash equivalents as of March 31, 2023, will be sufficient to fund the Company's currently projected operating expenses into the second half of 2024. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company has based its projections of operating capital requirements on its current operating plan, which includes several assumptions that may prove to be incorrect, and the Company may use all of its available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any of our product candidates for which the Company may receive marketing approval; or conduct any substantial, additional development requirements requested by the Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional funding, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions, including fair value estimates for investments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. The Company’s management evaluates its estimates and assumptions on an ongoing basis. Management’s most significant estimates in the Company’s condensed consolidated financial statements include, but are not limited to, clinical trial accruals, deferred and accrued research and development costs, stock-based compensation, and accounting for income taxes and related valuation allowance. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the three months ended March 31, 2023, as compared to those identified in the 2022 Form 10-K.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2022. The Company adopted this standard as of January 1, 2023, and there was no material impact to the Company's financial statements.

3.
Helio Vision Acquisition

On January 28, 2019 (Closing Date), the Company acquired Helio Vision, Inc. (Helio). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares were subject to vesting based on continued service to the Company through January 28, 2022. The Company recognized the expense associated with the founders’ restricted shares as research and development compensation expense on a straight-line basis as the shares vested over the three-year period. For the three months ended March 31, 2022 the Company recorded $0.1 million, of research and development compensation expense, for the founders’ restricted shares. There are no further obligations related to founders’ restricted shares.

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

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through March 31, 2023. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the Helio founders as a compensation expense and to the Helio non-founders as an in-process research and development (IPR&D) expense if there is no alternative future use. At December 31, 2020, the issuance of the January Shares was considered probable and $2.5 million was accrued as contingent consideration payable in stock and the Company recorded $1.8 million to IPR&D (Milestone IPR&D), which included a $0.5 million income tax benefit, and $1.2 million of compensation expense related to the January Shares, which amounted to 246,562 shares and were issued during the quarter ended March 31, 2021. No other milestones related to the remaining Milestone Shares are considered probable of being achieved as of March 31, 2023.

4.
NET LOSS PER SHARE

For the three months ended March 31, 2023 and 2022, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	6,432,046	5,972,926
Nonvested restricted stock units	1,208,100	706,446
Total of common stock equivalents	7,640,146	6,679,372

5.
CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At March 31, 2023, cash and cash equivalents were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$125,312,893	$—	$—	$125,312,893	$125,312,893	$—
Money market funds	39,715,212	—	—	$39,715,212	39,715,212	—
Total cash and cash equivalents	$165,028,105	$—	$—	$165,028,105	$165,028,105	$—

There were no marketable securities held at March 31, 2023.

At December 31, 2022, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$135,151,081	$—	$—	$135,151,081	$135,151,081	$—
Money market funds	9,268,283	—	—	9,268,283	9,268,283	—
Total cash and cash equivalents	$144,419,364	$—	$—	$144,419,364	$144,419,364	—

U.S. government agency securities	29,985,458	—	(103,938)	29,881,520	—	29,881,520
Available for sale (1)	29,985,458	—	(103,938)	29,881,520	—	29,881,520
Total cash, cash equivalents, and current marketable securities					$144,419,364	$29,881,520

(1)
Available for sale securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities were less than one year at December 31, 2022.

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

There were no liabilities measured at fair value at March 31, 2023 or December 31, 2022.

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

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2023 and December 31, 2022 were:

	March 31,	December 31,
	2023	2022
Deferred research and development expenses	$2,539,768	2,605,252
Prepaid insurance expenses	152,860	432,230
Other current receivables	23,685	3,242,026
Miscellaneous prepaid expenses and other current assets	272,802	442,721
Total prepaid expenses and other current assets	$2,989,115	$6,722,229

8.
ACCRUED EXPENSES

Accrued expenses at March 31, 2023 and December 31, 2022 were:

	March 31,	December 31,
	2023	2022
Accrued compensation	$5,510,667	$3,821,904
Accrued research and development expenses	6,360,103	8,476,422
Accrued other expenses	2,562,909	1,767,559
Total accrued expenses	$14,433,679	$14,065,885

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

In connection with the Hercules Credit Facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and will be required to pay the End of Term Charge and Supplemental End of Term Charge. The fees and transaction costs are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. The End of Term Charge is amortized to interest expense from 2019 through October 2023, and the Supplemental End of Term Charge is amortized to interest expense from December 2022 through the Maturity Date, both using the effective interest method. The effective interest rate was 13.7% at March 31, 2023. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment, including a prepayment charge equal to 0.75% of the principal amount being prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter.

Following the effective time of the First Amendment and the Second Amendment and as of March 31, 2023 an aggregate of $35.0 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15.0 million of which was funded prior to the date of the First Amendment.

Long-term debt consisted of the following:

	March 31,	December 31,
	2023	2022
Term loan payable	$15,000,000	$15,000,000
End of term charge	974,886	911,763
Unamortized debt issuance costs	(52,873)	(76,910)
Less: current portion	(954,325)	(911,763)
Total long-term debt	$14,967,688	$14,923,090

Future principal payments, including the End of Term Charge, are as follows for the years ending December 31:

2023	$1,042,500
2024	15,292,500
Total	$16,335,000

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of March 31, 2023, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10.
STOCKHOLDERS’ EQUITY

In March 2021, the Company entered into an Open Market Sales Agreement SM with Jefferies LLC, as sales agent (2021 Jefferies Sales Agreement). Pursuant to the 2021 Jefferies Sales Agreement, the Company may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. The Company has no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of March 31, 2023, no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2021, the Company believes it underwent four ownership changes. However, management believes that its aggregate Section 382 limitation (including the additional limitation for recognized “built-in-gains”) is sufficient so that no current impairment of its pre-ownership change tax attributes is required. The Company does not believe an ownership change has occurred from December 31, 2021, through March 31, 2023, based on a review of its equity history during that period. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause its existing tax attributes to incur additional limitations.

As of March 31, 2023, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2022, 2021, 2020, and 2019. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

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

The Inflation Reduction Act (IRA) was enacted on August 16, 2022. Based on review of the IRA, the Company does not expect any impact to its tax provision. In particular, the Company does not expect to pay Corporate Alternative Minimum Tax (CAMT) in the next few years based on its projected losses. The IRA introduces a 15% CAMT for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1 billion starting in 2023.

12.
STOCK-BASED COMPENSATION

The Company has two equity incentive plans that provide for the granting of stock options, restricted stock, stock appreciation rights, stock units, cash awards, and cash settled bonus awards (CSBU) to certain employees, members of the board of directors, and consultants of the Company with a generally prescribed contractual term of ten years. As of March 31, 2023, there were 6,872,672 shares of common stock available for grant under the Company’s equity incentive plans.

In 2019, 2020, and 2022 the Company granted cash awards under its Management Cash Incentive Plan, as amended. The cash awards vest in four annual installments from the date of grant based on continued service, and entitle the employees to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of the Company’s common stock exceeds the base value. As of March 31, 2023, $2.6 million was accrued as compensation expense for vested cash awards. There was no unrecognized expense as of March 31, 2023.

In 2022, the Company granted performance CSBUs under its Management Cash Incentive Plan, as amended. Subject to and conditioned upon the acceptance by the FDA of the Company's submission of an NDA for reproxalap (Performance Criteria), the awards will vest in four annual installments from the date of grant based on continued service, and entitle the employees to receive a cash payment for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value of the closing price per share of the Company's common stock on the Nasdaq Capital Market on the payment date. As of March 31, 2023, $2.5 million was accrued as compensation expense for CSBUs as the Performance Criteria was met in February 2023. There was no unrecognized expense as of March 31, 2023.

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

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$2,191,368	$845,667
General and administrative expenses	1,998,988	1,090,911
Total stock-based compensation expense	$4,190,356	$1,936,578

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2022	5,403,982	$5.90	6.56	$10,506,953
Granted	1,028,064	$6.76
Outstanding at March 31, 2023	6,432,046	$6.04	6.88	$26,374,880
Exercisable at March 31, 2023	3,771,769	$6.12	5.30	$15,217,207

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2023 of $9.93 and the per share exercise price of the underlying options.

As of March 31, 2023, unamortized stock-based compensation for stock options outstanding was $10.0 million and is expected to be recognized over a weighted average period of 2.93 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	1,184,603	4.95
Granted	238,750	6.76
Vested	(215,253)	5.72
Outstanding at March 31, 2023	1,208,100	5.17

The weighted-average grant date fair value of RSUs granted was $6.76 per share for the three months ended March 31, 2023. The total grant date fair value of RSUs vested was $1.2 million for the three months ended March 31, 2023. As of March 31, 2023, the outstanding RSUs had unamortized stock-based compensation of $5.4 million with a weighted-average remaining recognition period of 3.17 years and an aggregate intrinsic value of $12.0 million.

Employee Stock Purchase Plan

At March 31, 2023, the Company had 2,355,322 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Three Months Ended March 31,
	2023	2022
Weighted-average grant-date fair value per share	$2.70	$1.65
Total stock-based compensation expense	$17,040	$22,468

13.
LEASES

The Company currently leases an office used to conduct business. The exercise of lease renewal options is at the Company’s discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. In December 2022, the Company exercised its option to extend the lease through December 31, 2023. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

As of March 31, 2023, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.2 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of March 31, 2023 is 9.1%. The weighted average remaining lease term as of March 31, 2023 was 0.75 years. The operating lease expense for the three months ended March 31, 2023 was $65.5 thousand. Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of March 31, 2023 is as follows:

2023 remaining total lease payments	$197,540
Less: effect of discounting	(7,338)
Present value of lease liabilities	$190,202

Current operating lease liabilities	$190,202
Total	$190,202

The Company’s gross future minimum payments under all non-cancelable operating leases as of March 31, 2023, are:

	Total	2023	2024	2025	2026
Operating lease obligations	$197,540	$197,540	$—	$—	$—

14.
COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through March 31, 2023, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Litigation

From time to time, the Company is party to legal proceedings. There are none deemed to be material at this time. Accordingly, the Company has not accrued any liabilities in its unaudited condensed consolidated financial statements related to proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “design,” “might,” “objective,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•
our plans to develop and commercialize reproxalap, ADX-2191, and any other product candidates, if approved;
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
•
our commercialization, marketing, and manufacturing capabilities and strategy;
•
our ability to establish and maintain development partnerships;
•
our ability to successfully integrate acquisitions into our business;
•
our expectations regarding federal, state, and foreign regulatory requirements;
•
political, economic, legal, social and health risks, including the COVID-19 pandemic and subsequent public health measures, and war or other military actions, that may affect our business, results of operations and financial position, or the global economy;
•
adverse developments affecting the financial services industry;
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

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 9, 2023 (2022 Annual Report), and which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in our 2022 Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K, and 10-K, which may supplement, modify, supersede, or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that our results will lead to the expected consequences to, or effects on us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

Aldeyra Therapeutics, Inc., including its wholly-owned subsidiaries (we, us, or the Company), is a biotechnology company devoted to discovering innovative therapies designed to treat immune-mediated diseases. We are developing a novel pharmaceutical platform targeting a class of pro-inflammatory mediators known as RASP (reactive aldehyde species) that exacerbate diseases characterized by inflammation. Our RASP modulator product pipeline includes ADX-629, a novel orally administered RASP modulator in clinical development for atopic dermatitis, idiopathic nephrotic syndrome, moderate alcohol-associated hepatitis, chronic cough, and Sjögren-Larsson Syndrome. Our preclinical RASP platform includes ADX-246, ADX-248, and other drug candidates in development for systemic inflammatory diseases and geographic atrophy. The validity of the RASP platform is supported by reproxalap, our first-in-class product candidate under New Drug Application (NDA) review by the United States Food and Drug Administration (FDA) for the treatment of dry eye disease. Reproxalap has demonstrated broad-based, rapid-onset activity and consistent safety across a number of Phase 2 and Phase 3 clinical trials. We have additional product candidates in development, including ADX-2191, which is under NDA priority review by the FDA for the treatment of a rare but fatal cancer known as primary vitreoretinal lymphoma. ADX-2191 is also in clinical development for the treatment of proliferative vitreoretinopathy and retinitis pigmentosa, two rare retinal diseases characterized by inflammation and vision loss. ADX-2191 has received Orphan Drug Designation for all three retinal diseases currently under development.

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

In March 2021, we entered into an Open Market Sales Agreement SM with Jefferies LLC, as sales agent (2021 Jefferies Sales Agreement). Pursuant to the 2021 Jefferies Sales Agreement, we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of March 31, 2023, no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

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

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been drawn-down as of March 31, 2023. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. In December 2022, the Hercules Credit Facility was further amended to, among other things, (i) extend the expiration of the period in which interest-only payments on borrowings from May 1, 2023 to May 1, 2024; (ii) extend the Maturity Date from October 1, 2023 to October 1, 2024; and (iii) extend the availability of the $20.0 million draw-down from May 2023 to May 2024, subject to the satisfaction of certain conditions contained therein. The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of March 31, 2023, $15.0 million was outstanding under the Hercules Credit Facility, and an additional $20.0 million may be available at our option through May 1, 2024, subject to approval of the Lender’s investment committee.

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
•
delays of, or other effects on, clinical trials resulting from the COVID-19 pandemic and subsequent public health measures, and war or other military actions, or for other reasons;
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

General and administrative expenses

During the three months ended March 31, 2023 and 2022, our general and administrative expenses consisted primarily of pre-commercial costs for reproxalap and ADX-2191, as well as employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums, consulting, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the three months ended March 31, 2023, comprehensive loss is equal to our net loss of $15.6 million and our unrealized gain on marketable securities of $0.1 million. For the three months ended March 31, 2022, comprehensive loss is equal to our net loss of $16.8 million and $62.0 thousand unrealized loss on marketable securities.

Critical Accounting Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form

10-Q and our audited financials in our 2022 Annual Report, not all of these significant accounting policies require that we make estimates and assumptions that we believe are critical accounting policies.

There were no material changes to our critical accounting estimates during the three months ended March 31, 2023, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2022 Annual Report.

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

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Research and development expenses. Research and development expenses were $11.2 million for the three months ended March 31, 2023, compared to $12.2 million for the three months ended March 31, 2022. The decrease of $1.0 million was primarily related to a decrease in external clinical development costs, offset by an increase in personnel costs, drug product manufacturing expenditures, external preclinical development costs, and consulting expenditures.

General and administrative expenses. General and administrative expenses were $5.6 million for the three months ended March 31, 2023, compared to $4.2 million for the three months ended March 31, 2022. The increase of $1.4 million was primarily related to higher personnel costs and legal expenditures, offset by a decrease in consulting expenditures.

Other income (expense). Total other income (expense), net, was $1.2 million and $(0.3) million for the three months ended March 31, 2023 and 2022, respectively. The increase in net other income of $1.5 million was due to higher interest income for the three months ended March 31, 2023 compared with the three months ended March 31, 2022.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At March 31, 2023, we had total stockholders’ equity of approximately $137.2 million, and cash and cash equivalents of $165.0 million. During the three months ended March 31, 2023, we had a net loss of approximately $15.6 million. We expect to generate operating losses for the foreseeable future.

In March 2021, we entered into the 2021 Jefferies Sales Agreement. Pursuant to the 2021 Jefferies Sales Agreement, we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of March 31, 2023, no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

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

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of March 31, 2023, $15.0 million was outstanding under the Hercules Credit Facility, and an additional $20.0 million may be available under the Loan and Security Agreement at our option through May 1, 2024, subject to approval of the Lender’s investment committee.

Based on our current operating plan, we believe that our cash and cash equivalents as of March 31, 2023, will be sufficient to fund our currently projected operating expenses into the second half of 2024, including the initial commercialization and launch plans for reproxalap and ADX-2191, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities and regulatory activities, commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap, ADX-2191, and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders. We are in a period of economic uncertainty, inflation, and capital markets disruption, which has been significantly impacted by adverse developments affecting the financial services industry, geopolitical instability due to the ongoing military conflict between Russia and Ukraine and the COVID-19 pandemic. In addition, the disruption in the capital markets could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities, which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(9,443,818)	$(12,873,199)
Net cash provided by (used in) investing activities	30,000,000	(58,031,786)
Net cash provided by financing activities	52,559	23,324
Net increase (decrease) in cash and cash equivalents	$20,608,741	$(70,881,661)

Operating Activities. Net cash used in operating activities was $9.4 million for the three months ended March 31, 2023, compared to net cash used in operating activities of $12.9 million for the same period in 2022. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for the three months ended March 31, 2023 as compared to 2022 was principally due to a decrease in our net loss, primarily from research and development activities, and also comprised of changes in accrued expenses, due to the amount and timing of payments for research and development activities, changes in prepayments, due to timing of payment and collection of a receivable, in addition to an increase in stock compensation, for the three months ended March 31, 2023 compared to the same period in 2022.

Investing Activities. Net cash provided by investing activities was $30.0 million for the three months ended March 31, 2023, and $58.0 million used in investing activities for the three months ended March 31, 2022. Net cash provided by investing activities primarily related to maturities of marketable securities for the three months ended March 31, 2023. Net cash used in investing activities primarily related to the purchases of marketable securities for the three months ended March 31, 2022.

Financing Activities. Net cash provided by financing activities was $52.6 thousand for the three months ended March 31, 2023, compared to $23.3 thousand for the three months ended March 31, 2022. The net cash provided by financing activities for the three months ended March 31, 2023 and 2022 consisted of stock purchases under the employee stock purchase plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rates

Our exposure to market risk is currently confined to our cash and cash equivalents, our marketable securities (if any), and our Hercules Credit Facility. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents, and marketable securities (if any), we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. Our Hercules Credit Facility accrues interest from its date of issue at a variable annual interest rate equal to the greater of (i) 8.60% and (ii) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10%. As of March 31, 2023, $15.0 million was outstanding under the Hercules Credit Facility.

Effects of inflation

Inflation has increased during the periods covered by this Quarterly Report on Form 10-Q, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our product candidates (and components thereof), interest rates, overhead costs, and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, adverse developments affecting the financial services industry, consequences associated with COVID-19, the ongoing conflict between Russia and Ukraine, employee availability and wage increases, and trade tariffs imposed on certain products from China.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Interim Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Public health emergencies, epidemics or pandemics, such as the COVID-19 pandemic, may impact our business.
•
Adverse developments affecting the financial services industry, which could adversely affect our current and projected business operations and our financial condition and results of operations.

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

There exist several designations that we can apply for from the FDA and other regulators that would provide us with various combinations of the potential for expedited regulatory review, certain financial incentives as well as the potential for post-approval exclusivity for a period of time. These designations include but are not limited to orphan drug designation, breakthrough therapy designation, accelerated approval, fast track status, and priority review for our product candidates. We may seek one or more of these designations for our current and future product candidates. In April 2018, ADX-2191 received orphan drug designation from the FDA for the prevention of proliferative vitreoretinopathy and, in June 2020, ADX-2191 was designated an orphan medicinal product by the European Commission for the treatment of retinal detachment. In September 2019, ADX-2191 received fast track designation from the FDA for the prevention of proliferative vitreoretinopathy. In March 2023, we announced that the FDA accepted the ADX-2191 NDA for filing with priority review. There can be no assurance that any of our other product candidates will qualify for any of these designations. There can also be no assurance that any of our product candidates, that do qualify for these designations, will be granted such designations or that the FDA will not revoke such a designation it grants at a later date. Further, there can be no assurance that any of our product candidates that are granted such designations will ever benefit from such designations or that the FDA would not withdraw such designations once granted. Were we to receive a designation that promised a period of market exclusivity, such as orphan drug exclusivity, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Further, with respect to orphan drug status, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective, or makes a major contribution to patient care.

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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including proliferative vitreoretinopathy and retinitis pigmentosa. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. The COVID-19 pandemic has and may have an impact on our ability to enroll and retain patients in our clinical trials. For instance, patient enrollment in our GUARD trial of ADX-2191 and our 12-month safety trial of reproxalap were negatively impacted as a result of limited clinical trial staffing at trial sites and some patients electing to delay surgery. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as proliferative vitreoretinopathy, lack of availability of, or difficulty recruiting or retaining a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap, ADX-2191, and our other product candidates. Net loss for the three months ended March 31, 2023 and 2022 was approximately $15.6 million and $16.8 million, respectively. As of March 31, 2023, we had total stockholders’ equity of $137.2 million and an accumulated deficit of $372.2 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap, ADX-2191, or any of our other product candidates is approved, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that its aggregate Section 382 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 to March 31, 2023. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Although a joint statement by the U.S. Department of the Treasury, the Federal Reserve Board (FRB), and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day following the date of closure, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC, and FRB have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC, and FRB will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly, if such financial institutions are facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. A failure of a depository institution to return these deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

As of March 31, 2023, we had only 15 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

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

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information, or other personal information, or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets, or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. These risks may be heightened during the COVID-19 pandemic, should any of our employees voluntarily choose to work remotely. In addition, due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Any of these events or circumstances could materially adversely affect our business, financial condition, and operating results.

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

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team comprised of: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer, Stephen G. Machatha, Ph.D., our Chief Development Officer, and Bruce Greenberg, our Interim Chief Financial Officer, as well as certain other employees. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, drug development, and commercialization consultants. Leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent Chief Financial Officer may cause disruption within our company. In addition, if we are unable to identify a qualified candidate to become the permanent Chief Financial Officer in a timely manner, our ability to meet operational goals and strategic plans could be adversely impacted. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

As of March 31, 2023, we only had 15 full-time employees. Accordingly, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap, ADX-2191, and our other product candidates, as well as function as a public company. As we seek to advance reproxalap, ADX-2191, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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
•
increases in custom duties and tariffs;
•
changes in currency exchange rates;
•
economic weakness, including inflation, and political instability, including effects of adverse developments affecting the financial services industry, the ongoing conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto;
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

The secure processing, storage, maintenance, and transmission of sensitive information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and those of our third-party collaborators, service providers, contractors, and consultants, may be vulnerable to breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war and telecommunications and electrical failures, as well as from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information) or viruses or otherwise breached due to employee or third-party error, malfeasance, or other activities. These risks may be heightened during the COVID-19 pandemic, if any of our employees work remotely.

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

Concerns over economic recession, the COVID-19 pandemic, interest rate increases and inflation, adverse developments affecting financial services industry, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

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

As of March 31, 2023, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 21% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Aldeyra Therapeutics, Inc.

May 4, 2023	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

May 4, 2023	/s/ Bruce Greenberg
Bruce Greenberg
Vice President of Finance, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)