Form 10-Q
period 2023-06-30
Aldeyra Therapeutics, Inc.
filed 2023-08-03
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 1, 2023, there were 58,595,850 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2023

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2023	December 31,
	(unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$151,675,561	$144,419,364
Marketable securities	—	29,881,520
Prepaid expenses and other current assets	3,803,557	6,722,229
Total current assets	155,479,118	181,023,113
Right-of-use assets	127,448	249,265
Fixed assets, net	9,784	19,279
Total assets	$155,616,350	$181,291,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$270,816	$133,625
Accrued expenses	9,310,196	14,065,885
Current portion of long-term debt	5,894,317	911,763
Operating lease liabilities	129,785	249,265
Total current liabilities	15,605,114	15,360,538
Long-term debt, net of current portion	10,128,037	14,923,090
Total liabilities	25,733,151	30,283,628
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 authorized and 58,801,207 and 58,560,078 shares issued and outstanding, respectively	58,801	58,560
Additional paid-in capital	511,143,713	507,770,045
Accumulated other comprehensive loss	—	(103,938)
Accumulated deficit	(381,319,315)	(356,716,638)
Total stockholders’ equity	129,883,199	151,008,029
Total liabilities and stockholders’ equity	$155,616,350	$181,291,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$6,962,907	$14,570,654	$18,198,767	$26,804,975
General and administrative	3,379,750	3,144,280	8,947,167	7,393,667
Loss from operations	(10,342,657)	(17,714,934)	(27,145,934)	(34,198,642)
Other income (expense):
Interest income	1,882,800	344,378	3,561,685	445,760
Interest expense	(527,141)	(410,395)	(1,018,428)	(816,361)
Total other income (expense), net	1,355,659	(66,017)	2,543,257	(370,601)
Net loss	$(8,986,998)	$(17,780,951)	$(24,602,677)	$(34,569,243)
Net loss per share - basic and diluted	$(0.15)	$(0.30)	$(0.42)	$(0.59)
Weighted average common shares outstanding - basic and diluted	58,791,920	58,301,491	58,791,762	58,299,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(8,986,998)	$(17,780,951)	$(24,602,677)	$(34,569,243)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities, net of tax	—	(224,086)	103,938	(285,763)
Total other comprehensive (loss) income	$—	$(224,086)	$103,938	$(285,763)
Comprehensive loss	$(8,986,998)	$(18,005,037)	$(24,498,739)	$(34,855,006)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2022	58,560,078	$58,560	$507,770,045	$(103,938)	$(356,716,638)	$151,008,029
Stock-based compensation	—	—	3,316,058	—	—	3,316,058
Issuance of common stock, exercise of stock options	9,604	9	5,283	—	—	5,292
Issuance of common stock, employee stock purchase plan	16,272	17	52,542	—	—	52,559
Issuance of common stock, vested restricted stock awards	215,253	215	(215)	—	—	—
Other comprehensive income	—	—	—	103,938	—	103,938
Net loss					(24,602,677)	(24,602,677)
Balance, June 30, 2023	58,801,207	$58,801	$511,143,713	$—	$(381,319,315)	$129,883,199

Balance, December 31, 2021	58,081,215	$58,081	$500,369,444	$—	$(294,692,002)	$205,735,523
Stock-based compensation	—	—	3,125,167	—	—	3,125,167
Release of restrictions on Helio founders’ shares	10,890	11	(11)	—	—	—
Issuance of common stock, employee stock purchase plan	6,860	7	23,317	—	—	23,324
Issuance of common stock, vested restricted stock awards	202,526	202	(202)	—	—	—
Other comprehensive loss	—	—	—	(285,763)	—	(285,763)
Net loss	—	—	—	—	(34,569,243)	(34,569,243)
Balance, June 30, 2022	58,301,491	$58,301	$503,517,715	$(285,763)	$(329,261,245)	$174,029,008

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated Other
	Shares	Amount	Additional Paid-in Capital	Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2023	58,791,603	$58,792	$509,516,738	$—	$(372,332,317)	$137,243,213
Stock-based compensation	—	—	1,621,692	—	—	1,621,692
Issuance of common stock, exercise of stock options	9,604	9	5,283	—	—	5,292
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	—	(8,986,998)	(8,986,998)
Balance, June 30, 2023	58,801,207	$58,801	$511,143,713	$—	$(381,319,315)	$129,883,199

Balance, March 31, 2022	58,301,491	$58,301	$502,172,392	$(61,677)	$(311,480,294)	$190,688,722
Stock-based compensation	—	—	1,345,323	—	—	1,345,323
Other comprehensive loss	—	—	—	(224,086)	—	(224,086)
Net loss	—	—	—	—	(17,780,951)	(17,780,951)
Balance, June 30, 2022	58,301,491	$58,301	$503,517,715	$(285,763)	$(329,261,245)	$174,029,008

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,602,677)	$(34,569,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,763,896	3,230,913
Non-cash interest expense	187,501	165,597
Net amortization of premium on marketable securities	(14,542)	(8,614)
Depreciation and amortization expense	131,312	126,753
Change in operating assets and liabilities:
Prepaid expenses and other current assets	2,918,672	(1,090,574)
Accounts payable	137,191	(755,477)
Accrued expenses and other liabilities	(7,323,007)	68,853
Net cash used in operating activities	(22,801,654)	(32,831,792)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	—	(16,317)
Purchases of marketable securities	—	(87,954,189)
Maturities of marketable securities	30,000,000	12,000,000
Net cash provided by (used in) investing activities	30,000,000	(75,970,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,292	—
Proceeds from employee stock purchase plan	52,559	23,324
Net cash provided by financing activities	57,851	23,324
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,256,197	(108,778,974)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144,419,364	229,790,989
CASH AND CASH EQUIVALENTS, END OF PERIOD	$151,675,561	$121,012,015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$823,521	$652,167

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

The financial information as of June 30, 2023, and the three and six months ended June 30, 2023 and 2022, respectively, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2022 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, the Company believes that its cash and cash equivalents as of June 30, 2023, will be sufficient to fund the Company's currently projected operating expenses into the fourth quarter of 2024. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company has based its projections of operating capital requirements on its current operating plan, which includes several assumptions that may prove to be incorrect, and the Company may use all of its available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any of our product candidates for which the Company may receive marketing approval; or conduct any substantial, additional development requirements requested by the Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional funding, it will be required to significantly decrease the amount of planned expenditures and may be required to cease operations.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the six months ended June 30, 2023, as compared to those identified in the 2022 Form 10-K.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU 2016-13 were effective for interim and annual fiscal periods beginning after December 15, 2022. The Company adopted this standard as of January 1, 2023, and there was no material impact to the Company's financial statements.

3.
Helio Vision Acquisition

On January 28, 2019 (Closing Date), the Company acquired Helio Vision, Inc. (Helio). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares were subject to vesting based on continued service to the Company through January 28, 2022. The Company recognized the expense associated with the founders’ restricted shares as research and development compensation expense on a straight-line basis as the shares vested over the three-year period. For the six months ended June 30, 2022 the Company recorded $0.1 million, of research and development compensation expense, for the founders’ restricted shares. There are no further obligations related to founders’ restricted shares.

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

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through June 30, 2023. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the Helio founders as a compensation expense and to the Helio non-founders as an in-process research and development (IPR&D) expense if there is no alternative future use. At December 31, 2020, the issuance of the January Shares was considered probable and $2.5 million was accrued as contingent consideration payable in stock and the Company recorded $1.8 million to IPR&D (Milestone IPR&D), which included a $0.5 million income tax benefit, and $1.2 million of compensation expense related to the January Shares, which amounted to 246,562 shares and were issued during the quarter ended March 31, 2021. No other milestones related to the remaining Milestone Shares are considered probable of being achieved as of June 30, 2023.

4.
NET LOSS PER SHARE

For the three and six months ended June 30, 2023 and 2022, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	For the Three and Six Months Ended June 30,
	2023	2022
Options to purchase common stock	6,567,153	5,864,338
Nonvested restricted stock units	1,208,100	536,860
Total of common stock equivalents	7,775,253	6,401,198

5.
CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At June 30, 2023, cash and cash equivalents were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$111,504,186	$—	$—	$111,504,186	$111,504,186	$—
Money market funds	40,171,375	—	—	$40,171,375	40,171,375	—
Total cash and cash equivalents	$151,675,561	$—	$—	$151,675,561	$151,675,561	$—

There were no marketable securities held at June 30, 2023.

At December 31, 2022, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$135,151,081	$—	$—	$135,151,081	$135,151,081	$—
Money market funds	9,268,283	—	—	9,268,283	9,268,283	—
Total cash and cash equivalents	$144,419,364	$—	$—	$144,419,364	$144,419,364	—

U.S. government agency securities	29,985,458	—	(103,938)	29,881,520	—	29,881,520
Available for sale (1)	29,985,458	—	(103,938)	29,881,520	—	29,881,520
Total cash, cash equivalents, and current marketable securities					$144,419,364	$29,881,520

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

There were no liabilities measured at fair value at June 30, 2023 or December 31, 2022.

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

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2023 and December 31, 2022 were:

	June 30,	December 31,
	2023	2022
Deferred research and development expenses	$2,673,127	2,605,252
Prepaid insurance expenses	871,547	432,230
Other current receivables	—	3,242,026
Miscellaneous prepaid expenses and other current assets	258,883	442,721
Total prepaid expenses and other current assets	$3,803,557	$6,722,229

8.
ACCRUED EXPENSES

Accrued expenses at June 30, 2023 and December 31, 2022 were:

	June 30,	December 31,
	2023	2022
Accrued compensation	$5,800,863	$3,821,904
Accrued research and development expenses	2,233,862	8,476,422
Accrued other expenses	1,275,471	1,767,559
Total accrued expenses	$9,310,196	$14,065,885

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

On December 22, 2022, the Company entered into the Second Amendment to the Loan and Security Agreement (Second Amendment), which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2023 to May 1, 2024; (ii) extended the maturity date from October 1, 2023 to October 1, 2024 (Maturity Date); (iii) extended the availability of the Fourth Loan Tranche commitment of $20 million from May 1, 2023 to May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. The ability to draw the Fourth Loan Tranche remains conditioned on approval by the Lenders’ investment committee. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (A) the Maturity Date, as amended, or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. The existing end of term charge of $1,042,500 (End of Term Charge) remains due on the earlier of (A) October 1, 2023 or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, commences in May 2024 upon expiration of the interest-only period and continues through the Maturity Date, as amended. The Second Amendment was determined to be a modification in accordance with FASB ASC Topic 470, Debt and did not result in extinguishment.

In connection with the Hercules Credit Facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, and will be required to pay the End of Term Charge and Supplemental End of Term Charge. The fees and transaction costs are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. The End of Term Charge is amortized to interest expense from 2019 through October 2023, and the Supplemental End of Term Charge is amortized to interest expense from December 2022 through the Maturity Date, both using the effective interest method. The effective interest rate was 13.9% at June 30, 2023. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment, including a prepayment charge equal to 0.75% of the principal amount being prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter.

Following the effective time of the First Amendment and the Second Amendment and as of June 30, 2023 an aggregate of $35.0 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15.0 million of which was funded prior to the date of the First Amendment.

Long-term debt consisted of the following:

	June 30,	December 31,
	2023	2022
Term loan payable	$15,000,000	$15,000,000
End of term charge	1,071,048	911,763
Unamortized debt issuance costs	(48,694)	(76,910)
Less: current portion	(5,894,317)	(911,763)
Total long-term debt	$10,128,037	$14,923,090

Future principal payments, including the End of Term Charge, are as follows for the years ending December 31:

2023	$1,042,500
2024	15,292,500
Total	$16,335,000

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of June 30, 2023, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10.
STOCKHOLDERS’ EQUITY

In March 2021, the Company entered into an Open Market Sales Agreement SM with Jefferies LLC, as sales agent (2021 Jefferies Sales Agreement). Pursuant to the 2021 Jefferies Sales Agreement, the Company may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. The Company has no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of June 30, 2023, no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2021, the Company believes it underwent four ownership changes. However, management believes that its aggregate Section 382 limitation (including the additional limitation for recognized “built-in-gains”) is sufficient so that no current impairment of its pre-ownership change tax attributes is required. The Company does not believe an ownership change has occurred from December 31, 2021 through June 30, 2023, based on a review of its equity history during that period. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause its existing tax attributes to incur additional limitations.

As of June 30, 2023, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2022, 2021, 2020, and 2019. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

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

12.
STOCK-BASED COMPENSATION

The Company has three equity incentive plans, the 2010 Employee, Director and Consultant Equity Incentive Plan, the 2013 Equity Incentive Plan, and the 2023 Equity Incentive Plan (2023 Equity Plan) that provide for the granting of stock options, restricted stock, stock appreciation rights, stock units, cash awards, and cash settled bonus awards (CSBU) to certain employees, members of the board of directors, and consultants of the Company with a generally prescribed contractual term of ten years. As of June 30, 2023, there were 5,305,289 shares of common stock available for grant under the Company’s equity incentive plans.

In May 2023, the Company's Board of Directors authorized the 2023 Equity Plan to replace the Company's 2013 Equity Incentive Plan. On June 30, 2023, the Company's stockholders approved the 2023 Equity Plan at the Company's 2023 annual meeting of stockholders. Pursuant to the 2023 Equity Plan, the Company will not make any further grants under the 2013 Equity Plan following June 30, 2023, though awards previously granted under the 2013 Equity Plan will remain outstanding. The 2023 Equity Plan is effective for a period of ten years after June 30, 2023, and a total of 5,450,000 additional shares of the Company’s common stock, in addition to shares of the Company’s common stock that are subject to awards granted under the 2013 Equity Plan that are outstanding as of such date and that are subsequently forfeited, cancelled or expire before being exercised or settled in full and thereupon become available for grant under the 2023 Equity Plan, are authorized for issuance under the 2023 Equity Plan.

In 2020 and 2022 the Company granted cash awards under its Management Cash Incentive Plan, as amended. The cash awards vest in four annual installments from the date of grant based on continued service, and entitle the employees to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of the Company’s common stock exceeds the base value. As of June 30, 2023, $2.2 million was accrued as compensation expense for vested cash awards. There was no unrecognized expense as of June 30, 2023.

In 2022, the Company granted performance CSBUs under its Management Cash Incentive Plan, as amended. Subject to and conditioned upon the acceptance by the FDA of the Company's submission of an NDA for reproxalap (Performance Criteria), the awards will vest in four annual installments from the date of grant based on continued service, and entitle the employees to receive a cash payment for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value of the closing price per share of the Company's common stock on the Nasdaq Capital Market on the payment date. As of June 30, 2023, $2.8 million was accrued as compensation expense for CSBUs as the Performance Criteria was met in February 2023. There was no unrecognized expense as of June 30, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$862,370	$640,017	$3,053,738	$1,485,683
General and administrative expenses	711,170	654,318	$2,710,157	$1,745,230
Total stock-based compensation expense	$1,573,540	$1,294,335	$5,763,895	$3,230,913

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2022	5,403,982	$5.90	6.56	$10,506,953
Granted	1,172,775	$6.96
Exercised	(9,604)	$0.55
Outstanding at June 30, 2023	6,567,153	$6.10	6.72	$17,499,570
Exercisable at June 30, 2023	4,350,421	$5.93	5.56	$12,366,166

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2023 of $8.39 and the per share exercise price of the underlying options.

As of June 30, 2023, unamortized stock-based compensation for stock options outstanding was $9.7 million and is expected to be recognized over a weighted average period of 2.62 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	1,184,603	4.95
Granted	238,750	6.76
Vested	(215,253)	5.72
Outstanding at June 30, 2023	1,208,100	5.17

The weighted-average grant date fair value of RSUs granted was $6.76 per share for the six months ended June 30, 2023. The total grant date fair value of RSUs vested was $1.2 million for the six months ended June 30, 2023. As of June 30, 2023, the outstanding RSUs had unamortized stock-based compensation of $5.0 million with a weighted-average remaining recognition period of 2.95 years and an aggregate intrinsic value of $10.1 million.

Employee Stock Purchase Plan

At June 30, 2023, the Company had 2,355,322 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Six Months Ended June 30,
	2023	2022
Weighted-average grant-date fair value per share	$2.70	$1.65
Total stock-based compensation expense	$26,734	$33,342

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

As of June 30, 2023, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.1 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of June 30, 2023 is 9.1%. The weighted average remaining lease term as of June 30, 2023 was 0.50 years. The operating lease expense for the six months ended June 30, 2023 was $130.9 thousand. Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of June 30, 2023 is as follows:

2023 remaining total lease payments	$133,252
Less: effect of discounting	(3,467)
Present value of lease liabilities	$129,785

Current operating lease liabilities	$129,785
Total	$129,785

The Company’s gross future minimum payments under all non-cancelable operating leases as of June 30, 2023, are:

	Total	2023	2024	2025	2026
Operating lease obligations	$133,252	$133,252	$—	$—	$—

14.
COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through June 30, 2023, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

The MEEI Agreement will remain in effect until the expiration date of the last to expire patent licensed under the MEEI Agreement. The Company may terminate the MEEI Agreement with timely written notice to MEEI. MEEI has the right to terminate the MEEI Agreement if it, subject to certain specified cure periods, ceases all business operations with respect to licensed products, fails to pay amounts due under the MEEI Agreement, fails to comply with certain due diligence obligations, defaults in our obligation to maintain insurance, one of our officers is convicted of a felony relating to the manufacture, use, sale or importation of licensed products, we materially breach any provisions of the MEEI Agreement or in the event of its insolvency or bankruptcy.

In the event of an early termination of the MEEI Agreement, all rights licensed and developed by the Company under the MEEI Agreement may revert back to MEEI. The Company has agreed to indemnify MEEI for certain claims that may arise under the MEEI Agreement.

Legal Proceedings

On July 31, 2023, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against the Company and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning the New Drug Application (NDA) for and the prospects of ADX-2191 for the treatment of primary vitreoretinal lymphoma. The lawsuit seeks, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired the Company's securities between March 17, 2022, and June 20, 2023, as well as attorneys’ fees and costs. The Company disputes the plaintiff's claims and intends to vigorously defend the suit. At this time, the Company cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

In addition, from time to time, the Company is subject to litigation and claims arising in the ordinary course of business but, except as stated above, the Company is not currently a party to any material legal proceedings and the Company is not aware of any pending or threatened legal proceedings against them that the Company believes could have a material adverse effect on the Company's business, operating results, cash flows, or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “design,” “might,” “objective,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•
our plans to develop and commercialize reproxalap and any other product candidates, if approved;
•
delay in or failure to obtain regulatory approval of reproxalap or any of our other product candidates, including as a result of the U.S. Food and Drug Administration (FDA) not accepting our regulatory filings or requiring additional clinical trials or data prior to review or approval of such filings;
•
the ability to maintain regulatory approval of reproxalap or any of our other product candidates, if received, and the labeling for any approved products;
•
uncertainty as to our ability to commercialize (alone or with others) and obtain reimbursement for reproxalap or any of our other product candidates following regulatory approval, if any;
•
the size and growth of the potential markets and pricing for reproxalap or any of our other product candidates following regulatory approval, if any, and the ability to serve those markets;
•
the rate and degree of market acceptance of any of reproxalap or any of our other product candidates following regulatory approval, if any;
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

Overview

Aldeyra Therapeutics, Inc., including its wholly-owned subsidiaries (we, us, or the Company), is a biotechnology company devoted to discovering innovative therapies designed to treat immune-mediated diseases. We are developing a novel pharmaceutical platform targeting a class of pro-inflammatory mediators known as RASP (reactive aldehyde species) that exacerbate diseases characterized by inflammation. Our RASP modulator product pipeline includes ADX-629, a novel orally administered RASP modulator in clinical development for atopic dermatitis, idiopathic nephrotic syndrome, moderate alcohol-associated hepatitis, chronic cough, and Sjögren-Larsson Syndrome. Our preclinical RASP platform includes ADX-246, ADX-248, and other drug candidates in development for systemic inflammatory diseases and geographic atrophy. The validity of the RASP platform is supported by reproxalap, our first-in-class product candidate under New Drug Application (NDA) review by the United States Food and Drug Administration (FDA) for the treatment of dry eye disease. Reproxalap has demonstrated broad-based, rapid-onset activity and consistent safety across a number of Phase 2 and Phase 3 clinical trials. We have additional product candidates in development, including ADX-2191, which is in clinical development for the treatment of proliferative vitreoretinopathy and retinitis pigmentosa, two rare retinal diseases characterized by inflammation and vision loss. ADX-2191 has received Orphan Drug Designation for both retinal diseases currently under development. Our development pipeline is illustrated below.

The clinical and regulatory milestones expected for 2023 are:

•
NDA PDUFA date for reproxalap for the treatment of dry eye disease is November 23, 2023;
•
Type C meeting with FDA to discuss completion of clinical development for proliferative vitreoretinopathy planned in the second half of 2023;
•
Top-line results from the Phase 2 clinical trial of atopic dermatitis (Part 1) expected in the second half of 2023;
•
Top-line results from the Phase 2 clinical trial of idiopathic nephrotic syndrome (Part 1) expected in the second half of 2023;
•
Top-line results from the Phase 2 clinical trial of Sjögren-Larsson Syndrome expected in the second half of 2023;
•
Initiation of the Phase 2 clinical trial of moderate alcohol-associated hepatitis expected in the second half of 2023.

Regulatory review timelines are flexible and subject to change based on the regulator’s workload and other potential review issues. The timing of ongoing clinical trials depends, in part, on the availability of clinical research facilities and staffing, and the ability to recruit patients.

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

In March 2021, we entered into an Open Market Sales Agreement SM with Jefferies LLC, as sales agent (2021 Jefferies Sales Agreement). Pursuant to the 2021 Jefferies Sales Agreement, we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of June 30, 2023, no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

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

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been drawn-down as of June 30, 2023. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. In December 2022, the Hercules Credit Facility was further amended to, among other things, (i) extend the expiration of the period in which interest-only payments on borrowings from May 1, 2023 to May 1, 2024; (ii) extend the Maturity Date from October 1, 2023 to October 1, 2024; and (iii) extend the availability of the $20.0 million draw-down from May 2023 to May 2024, subject to the satisfaction of certain conditions contained therein. The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of June 30, 2023, $15.0 million was outstanding under the Hercules Credit Facility, and an additional $20.0 million may be available at our option through May 1, 2024, subject to approval of the Lender’s investment committee.

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

To date, substantially all of our research and development expenses have been incurred in connection with reproxalap, ADX-2191, ADX-629, and the discovery of novel platform molecules. We expect our research and development expenses to increase for the foreseeable future as we advance ADX-629 and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates. The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

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

General and administrative expenses

During the six months ended June 30, 2023 and 2022, our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees, as well as pre-commercial costs for reproxalap and ADX-2191. Other general and administrative expenses include insurance premiums, consulting, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the six months ended June 30, 2023, comprehensive loss is equal to our net loss of $24.6 million and our unrealized gain on marketable securities of $0.1 million. For the six months ended June 30, 2022, comprehensive loss is equal to our net loss of $34.6 million and our unrealized loss on marketable securities of $0.3 million.

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

There were no material changes to our critical accounting estimates during the six months ended June 30, 2023, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2022 Annual Report.

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

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Research and development expenses. Research and development expenses were $7.0 million for the three months ended June 30, 2023, compared to $14.6 million for the three months ended June 30, 2022. The decrease of $7.6 million was primarily related to a decrease in external clinical development costs and drug product manufacturing expenditures, offset by an increase in personnel costs and external preclinical development costs.

General and administrative expenses. General and administrative expenses were $3.4 million for the three months ended June 30, 2023, compared to $3.1 million for the three months ended June 30, 2022. The increase of $0.3 million was primarily related to higher legal expenditures and personnel costs, offset by a decrease in consulting expenditures.

Other income (expense). Total other income (expense), net, was $1.4 million and $(0.1) million for the three months ended June 30, 2023 and 2022, respectively. The increase in net other income of $1.5 million was due to higher interest income for the three months ended June 30, 2023 compared with the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Research and development expenses. Research and development expenses were $18.2 million for the six months ended June 30, 2023, compared to $26.8 million for the six months ended June 30, 2022. The decrease of $8.6 million was primarily related to a decrease in external clinical development costs, offset by an increase in personnel costs, drug product manufacturing expenditures, and external preclinical development costs.

General and administrative expenses. General and administrative expenses were $8.9 million for the six months ended June 30, 2023, compared to $7.4 million for the six months ended June 30, 2022. The increase of $1.5 million was primarily related to higher legal expenditures and personnel costs, offset by a decrease in consulting expenditures.

Other income (expense). Total other income (expense), net, was $2.5 million and $(0.4) million for the six months ended June 30, 2023 and 2022, respectively. The increase in net other income of $2.9 million was due to higher interest income for the six months ended June 30, 2023 compared with the six months ended June 30, 2022.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At June 30, 2023, we had total stockholders’ equity of approximately $129.9 million, and cash and cash equivalents of $151.7 million. During the six months ended June 30, 2023, we had a net loss of approximately $24.6 million. We expect to generate operating losses for the foreseeable future.

In March 2021, we entered into the 2021 Jefferies Sales Agreement. Pursuant to the 2021 Jefferies Sales Agreement, we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of June 30, 2023, no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

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

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of June 30, 2023, $15.0 million was outstanding under the Hercules Credit Facility, and an additional $20.0 million may be available under the Loan and Security Agreement at our option through May 1, 2024, subject to approval of the Lender’s investment committee.

Based on our current operating plan, we believe that our cash and cash equivalents as of June 30, 2023, will be sufficient to fund our currently projected operating expenses into the fourth quarter of 2024, including the initial commercialization and launch plans for reproxalap, if approved; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities and regulatory activities, commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap, and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•
the costs, timing, and outcome of regulatory review of reproxalap, including any additional trials the FDA or other regulatory agencies may require for approval or label expansion;
•
the progress, costs, and results of any clinical activities for regulatory review of reproxalap outside of the United States;

•
the costs and timing of process development and manufacturing scale‑up activities associated with reproxalap;

•
the costs of commercialization activities for reproxalap if we receive marketing approval and pre‑commercialization costs for reproxalap incurred prior to receiving, any such marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;

•
assuming receipt of marketing approval, the amount of revenue received from commercial sales of reproxalap or any other product candidates;
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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(22,801,654)	$(32,831,792)
Net cash provided by (used in) investing activities	30,000,000	(75,970,506)
Net cash provided by financing activities	57,851	23,324
Net increase (decrease) in cash and cash equivalents	$7,256,197	$(108,778,974)

Operating Activities. Net cash used in operating activities was $22.8 million for the six months ended June 30, 2023, compared to net cash used in operating activities of $32.8 million for the same period in 2022. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for the six months ended June 30, 2023 as compared to 2022 was principally due to a decrease in our net loss, primarily from research and development activities, and also comprised of changes in accrued expenses, due to the amount and timing of payments for research and development activities, changes in prepayments, due to timing of payment and collection of a receivable, in addition to an increase in stock compensation, for the six months ended June 30, 2023 compared to the same period in 2022.

Investing Activities. Net cash provided by investing activities was $30.0 million for the six months ended June 30, 2023, and $76.0 million used in investing activities for the six months ended June 30, 2022. Net cash provided by investing activities primarily related to maturities of marketable securities for the six months ended June 30, 2023. Net cash used in investing activities primarily related to the purchases of marketable securities for the six months ended June 30, 2023.

Financing Activities. Net cash provided by financing activities was $57.9 thousand for the six months ended June 30, 2023, compared to $23.3 thousand for the six months ended June 30, 2022. The net cash provided by financing activities for the six months ended June 30, 2023 and 2022 consisted primarily of stock purchases under the employee stock purchase plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Because we are allowed to comply with the disclosure obligations applicable to a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this Item.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On July 31, 2023, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts, against us and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning the NDA for and the prospects of ADX-2191 for the treatment of primary vitreoretinal lymphoma. The lawsuit seeks, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired our securities between March 17, 2022, and June 20, 2023, as well as attorneys’ fees and costs. We dispute the plaintiff's claims and intend to vigorously defend the suit. At this time, we cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

In addition, from time to time, we are subject to litigation and claims arising in the ordinary course of business but, except as stated above, we are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

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

•
Our business is dependent in large part on the successful commercialization of reproxalap. If we are unable to successfully obtain marketing approval for reproxalap, or experience significant delays in doing so, or if, after obtaining marketing approval, we fail to successfully commercialize reproxalap, our business will be materially harmed.
•
To generate revenue, we will depend on FDA approval and successful commercialization of our product candidates, including reproxalap. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.
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

Risks Related to the Potential Development and Commercialization of Reproxalap and our Product Candidates

Our business is dependent in large part on the successful commercialization of reproxalap, if approved. If we are unable to successfully obtain marketing approval for reproxalap or experience significant delays in doing so, or if, after obtaining marketing approvals, we fail to successfully commercialize these product candidates, our business will be materially harmed.

We are dependent in large part on regulatory approval and successful commercialization of reproxalap for our future business success. There is a significant risk that we will fail to successfully obtain marketing approval and/or commercialize reproxalap. Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA, and even fewer are approved for commercialization.

Prior to and following potential NDA approval, we will invest a significant portion of our time and financial resources on the commercialization of reproxalap. We cannot accurately predict when or if reproxalap will receive marketing approval. Our ability to generate product revenues will depend on our obtaining marketing approval for, and commercializing reproxalap. The future regulatory and commercial success of reproxalap and our other product candidates is subject to a number of risks, including the following:

•
obtaining marketing approval for reproxalap or any other product candidates;
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
•
if approved, reproxalap and our other product candidates will compete with well-established and other products or therapeutic options already approved for marketing by the FDA, or comparable foreign regulatory bodies;
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

Furthermore, even if we do receive regulatory approval to market reproxalap or any of our other product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to commercialize our product candidates or continue to fund our development programs, we cannot assure that reproxalap will be successfully commercialized, or our other product candidates will be successfully developed or commercialized. If we are unable to obtain regulatory approval for or, if approved, we or any of our future partners are unable to successfully commercialize reproxalap, and our other product candidates, we may not be able to generate sufficient revenue to continue our business.

To generate revenue, we will depend on FDA approval and successful commercialization of reproxalap. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. We submitted an NDA for reproxalap for the treatment of the signs and symptoms of dry eye disease in December 2022. In February 2023, the FDA accepted the reproxalap NDA for filing and set a PDUFA date of November 23, 2023. However, the FDA’s decision to accept the NDA for filing and set a PDUFA date does not indicate that it has made any decision regarding approval nor does it guarantee approval by such dates, if at all. The FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. Clinical trial results frequently are susceptible to varying interpretations and regulatory authorities may disagree on what are appropriate methods for analyzing data, which may delay, limit or prevent regulatory approvals. The FDA could also require that we conduct additional studies or clinical trials and submit the results of those studies or clinical trials before the application will be reconsidered, which would require us to expend more resources than we planned or that are available to us, and could substantially delay any approval of our application. For example, in June 2023, we received a Complete Response Letter from the FDA regarding our NDA for ADX-2191 for the treatment of primary vitreoretinal lymphoma. The Complete Response Letter stated that there was a “lack of substantial evidence of effectiveness” due to “a lack of adequate and well-controlled investigations” in the literature-based NDA submission. In light of the FDA’s Complete Response Letter, we halted pre-commercial activities related to ADX-2191 for the treatment of primary vitreoretinal lymphoma. If marketing approval for reproxalap or our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected. Such a delay could occur because a competitor product is approved before our product and secures patent protection, market exclusivity, or both, and thereby precludes our product approval for a number of years. It is also possible that additional studies or clinical trials may not suffice to make our application approvable. There can be no assurance that an NDA accepted for filing by the FDA will be approved in a timely manner or at all.

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
•
any negative results or perceived negative results in clinical trials for one indication may have an adverse effect on our ability to develop and potentially commercialize reproxalap or our other product candidates for the treatment of another indication;
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

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. Any negative results or perceived negative results in clinical trials for one indication may have an adverse effect on our ability to develop and potentially commercialize reproxalap or our other product candidates for the treatment of another indication. In addition, as product candidates proceed through development, the trial designs may often be different and may need to evolve and change from phase to phase or within the same phase or same trial, as is the case for adaptive trials; the vehicles or controls may be modified from trial to trial; and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. Success in run-in cohorts, earlier clinical trials, or clinical trials focused on a different indication does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through other phases of clinical testing. In addition, discussions with regulatory bodies, such as the FDA, may lead to changes in trial designs or programs. Companies frequently suffer significant setbacks in advanced clinical trials, even after run-in cohorts or earlier clinical trials have shown promising results. For example, the results of the TRANQUILITY Trial did not reflect the results of the TRANQUILITY run-in cohort. Moreover, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of proliferative vitreoretinopathy and retinitis pigmentosa, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. Current treatments that are used in the United States for dry eye disease include over the counter artificial tears, Restasis®, Xiidra®, Cequa®, Eysuvis®, Tyrvaya®, MieboTM, and VevyeTM. In February 2022, the FDA approved the first generic version of Restasis®, which is now available for sale in the U.S. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and commercial and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

We currently expect that we may build our own sales and marketing organization to support the commercialization in the United States of product candidates for which we receive marketing approval. In advance of receiving marketing approval for reproxalap, we have begun to build our commercial infrastructure. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of reproxalap or any product candidate for which we establish a commercial infrastructure is delayed or does not occur for any reason, including if we do not receive marketing approval on the timeframe we expect, we would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the six months ended June 30, 2023 and 2022 was approximately $24.6 million and $34.6 million, respectively. As of June 30, 2023, we had total stockholders’ equity of $129.9 million and an accumulated deficit of $381.3 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as compared to prior periods as we prepare for commercialization of reproxalap and continue development of ADX-2191, ADX-629, ADX-246, ADX-248, and other product candidates, and as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company, and increased insurance premiums, among other factors. Our license agreement with Massachusetts Eye and Ear Infirmary, or MEEI, under which we license certain of our patent rights and a significant portion of the technology for ADX-2191, imposes royalty and other financial obligations on us, and we may enter into additional licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance and other obligations on us.

Our expenses will also increase if and as we:

•
seek marketing approval for reproxalap and establish our sales, marketing and distribution capabilities for reproxalap in advance of and upon any such approval;
•
conduct any necessary clinical trials and other development activities and/or seek marketing approvals for ADX-2191, ADX-629, ADX-246, ADX-248 and any other product candidates;
•
pursue the clinical development of reproxalap for the treatment of other additional indications or for use in other patient populations or, if approved, seek to broaden the label of reproxalap;
•
scale up our manufacturing processes and capabilities to support commercialization of reproxalap and any of our other product candidates for which we seek and/or obtain marketing approval;
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

Our ability to become and remain profitable depends on our ability to generate revenue. We currently generate no revenue from sales, and we may never be able to commercialize reproxalap or our other product candidates. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We do not expect to generate revenue that is sufficient to achieve profitability unless and until we obtain marketing approval for and commercialize one or more of our product candidates. We do not expect to commercialize reproxalap or any of our other product candidates before late 2023, if ever. Achieving profitability will require us to be successful in a range of challenging activities, including:

•
obtaining marketing approval for reproxalap or any other product candidates;
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

The development and commercialization of biopharmaceutical products is capital intensive. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we seek marketing approval and prepare for commercialization of reproxalap, and continue the development of our product candidates through preclinical and clinical development, including multiple ongoing and planned clinical trials for our product candidates. We expect our expenses to increase in connection with our ongoing activities, particularly as we commercialize reproxalap, if approved, and we continue the research and development of, and, if successful, seek marketing approval for, our product candidates.

We have begun to incur commercialization expenses related to reproxalap, including beginning to build a commercial infrastructure and expect to incur additional commercialization expenses in advance of potentially receiving marketing approval for reproxalap. If we do obtain marketing approval for reproxalap or any other product candidate that we develop, we expect to incur significant additional commercialization expenses related to product sales, marketing, distribution and manufacturing. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce, or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts. In addition, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval, and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings, or other sources. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•
the costs, timing and outcome of regulatory review of reproxalap, including any additional trials the FDA or other regulatory agencies may require for approval or label expansion;
•
the progress, costs and results of any clinical activities for regulatory review of reproxalap outside of the United States;
•
the costs and timing of process development and manufacturing scale‑up activities associated with reproxalap;
•
the costs of commercialization activities for reproxalap if we receive marketing approval and pre‑commercialization costs for reproxalap or any other product candidates incurred prior to receiving, any such marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;
•
assuming receipt of marketing approval, the amount of revenue received from commercial sales of reproxalap or any other product candidates;
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

Some of these factors are outside of our control. Our existing capital resources are not sufficient to enable us to fund the commercialization of reproxalap and completion of our clinical trials and remaining development through commercial introduction for our product candidates. We expect that we will need to raise substantial additional funds in the near future.

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

Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities. Because of the number and variability of factors that will determine our use of our cash, cash equivalents, and marketable securities, management’s ultimate use of cash, cash equivalents, and marketable securities may vary substantially from the currently intended use. Our management might not apply our cash, cash equivalents, and marketable securities in ways that ultimately increase the value of your investment. We expect to use our cash, cash equivalents, and marketable securities to: fund our planned clinical trials of a number of product candidates; continue to fund the NDA approval process for reproxalap, including conducting any additional clinical trials or other activities that the FDA may require for approval of reproxalap; fund an initial commercialization and launch of reproxalap, if approved; develop other molecules that relate to immune-mediated disease; pursue regulatory approval for our product candidates; service our debt obligations; and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash, cash equivalents, and marketable securities in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash, cash equivalents, and marketable securities in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that its aggregate Section 382 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through June 30, 2023, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return these deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

If we engage in an acquisition, reorganization, or business combination, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

From time to time, we have entered into, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies, or products, or entering into a business combination with another company. For example, in January 2019 we acquired Helio Vision, Inc. and obtained the rights to ADX-2191, a vitreous-compatible methotrexate formulation for intraocular injection, for the prevention of proliferative vitreoretinopathy. Any acquisitions we undertake or have recently completed will likely be accompanied by business risks which may include, among other things:

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

As of June 30, 2023, we had only 15 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

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

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of reproxalap or our other product candidates. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could likely:

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

As of June 30, 2023, we only had 15 full-time employees. Accordingly, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, we may be subject to various state data privacy and security laws and regulations, including the California Consumer Privacy Act, as amended by the CPRA, which, among other things, requires covered “businesses” to provide specific disclosures to California consumers concerning the collection, sale, and sharing of their personal data, and gives such consumers the right to opt-out of certain sales of personal information. The CPRA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase the likelihood of, and the risks associated with, security breach litigation. Additionally, the CPRA created a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions became effective on January 1, 2023. Other states have enacted their own comprehensive state privacy laws, such as the Virginia Consumer Data Protection Act (VCDPA), which went into effect on January 1, 2023, the Colorado Privacy Act (CPA) and Connecticut Data Privacy Act (CTDPA), which went into effect on July 1, 2023, and the Utah Consumer Privacy Act (UCPA), which will go into effect on December 31, 2023. The CPRA, VCDPA, CPA, CTDPA, UCPA, and other similar laws may, to the extent they apply, increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we process personal data, our financial condition, and the results of our operations. These laws have also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business.

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

We are, and could in the future be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. The risk of securities class action litigation is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. On July 31, 2023, one purported class action complaint was filed against us and certain of our current and former officers alleging violations of certain federal securities laws. Defendants dispute the plaintiff’s claims and intend to defend the matter vigorously. This case, and additional litigation, if instituted against us, could cause us to incur substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Our stock price has been and will likely continue to be volatile for the foreseeable future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid. The market price for our common stock may be influenced by many factors, including:

•
the results of FDA regulatory review processes and other regulatory actions with respect to our product candidates;
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

As of June 30, 2023, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 21% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 1, 2020, and incorporated herein by reference).

10.1†	Aldeyra Therapeutics, Inc. 2023 Equity Incentive Plan, form of option agreement, and form of RSU agreement thereunder.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aldeyra Therapeutics, Inc.

August 3, 2023	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

August 3, 2023	/s/ Bruce Greenberg
Bruce Greenberg
Senior Vice President of Finance, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)