Form 10-Q
period 2023-09-30
Aldeyra Therapeutics, Inc.
filed 2023-11-03
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 1, 2023, there were 58,822,083 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2023

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2023	December 31,
	(unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$143,334,888	$144,419,364
Marketable securities	—	29,881,520
Prepaid expenses and other current assets	3,875,126	6,722,229
Total current assets	147,210,014	181,023,113
Right-of-use assets	64,459	249,265
Fixed assets, net	7,774	19,279
Total assets	$147,282,247	$181,291,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$247,194	$133,625
Accrued expenses	7,843,389	14,065,885
Current portion of long-term debt	13,461,108	911,763
Operating lease liabilities	65,628	249,265
Total current liabilities	21,617,319	15,360,538
Long-term debt, net of current portion	2,657,189	14,923,090
Total liabilities	24,274,508	30,283,628
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 authorized and 59,187,326 and 58,560,078 shares issued and outstanding, respectively	59,187	58,560
Additional paid-in capital	512,454,738	507,770,045
Accumulated other comprehensive loss	—	(103,938)
Accumulated deficit	(389,506,186)	(356,716,638)
Total stockholders’ equity	123,007,739	151,008,029
Total liabilities and stockholders’ equity	$147,282,247	$181,291,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$6,961,669	$11,539,620	$25,160,437	$38,344,594
General and administrative	2,588,701	3,244,936	11,535,868	10,638,602
Loss from operations	(9,550,370)	(14,784,556)	(36,696,305)	(48,983,196)
Other income (expense):
Interest income	1,902,242	648,242	5,463,928	1,094,001
Interest expense	(538,743)	(416,917)	(1,557,171)	(1,233,279)
Total other income (expense), net	1,363,499	231,325	3,906,757	(139,278)
Net loss	$(8,186,871)	$(14,553,231)	$(32,789,548)	$(49,122,474)
Net loss per share - basic and diluted	$(0.14)	$(0.25)	$(0.56)	$(0.84)
Weighted average common shares outstanding - basic and diluted	58,990,189	58,457,863	58,858,631	58,352,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(8,186,871)	$(14,553,231)	$(32,789,548)	$(49,122,474)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities, net of tax	—	30	103,938	(285,733)
Total other comprehensive income (loss)	$—	$30	$103,938	$(285,733)
Comprehensive loss	$(8,186,871)	$(14,553,201)	$(32,685,610)	$(49,408,207)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2022	58,560,078	$58,560	$507,770,045	$(103,938)	$(356,716,638)	$151,008,029
Stock-based compensation	—	—	4,943,228	—	—	4,943,228
Issuance of common stock, exercise of stock options	297,703	298	163,643	—	—	163,941
Issuance of common stock, employee stock purchase plan	26,168	26	111,076	—	—	111,102
Issuance of common stock, vested restricted stock awards	377,184	377	(377)	—	—	—
Common stock withheld for tax obligations on option exercise	(73,807)	(74)	(532,877)	—	—	(532,951)
Other comprehensive income	—	—	—	103,938		103,938
Net loss	—	—	—	—	(32,789,548)	(32,789,548)
Balance, September 30, 2023	59,187,326	$59,187	$512,454,738	$—	$(389,506,186)	$123,007,739

Balance, December 31, 2021	58,081,215	$58,081	$500,369,444	$—	$(294,692,002)	$205,735,523
Stock-based compensation	—	—	4,646,241	—	—	4,646,241
Release of restrictions on Helio founders’ shares	10,890	11	(11)	—	—	—
Issuance of common stock, exercise of stock options	236,962	237	1,123,190	—	—	1,123,427
Issuance of common stock, employee stock purchase plan	28,485	29	96,636	—	—	96,665
Issuance of common stock, vested restricted stock awards	202,526	202	(202)	—	—	—
Other comprehensive loss	—	—	—	(285,733)	—	(285,733)
Net loss	—	—	—	—	(49,122,474)	(49,122,474)
Balance, September 30, 2022	58,560,078	$58,560	$506,235,298	$(285,733)	$(343,814,476)	$162,193,649

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated Other
	Shares	Amount	Additional Paid-in Capital	Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2023	58,801,207	$58,801	$511,143,713	$—	$(381,319,315)	$129,883,199
Stock-based compensation			1,627,170			1,627,170
Issuance of common stock, exercise of stock options	288,099	288	158,360	—	—	158,648
Issuance of common stock, employee stock purchase plan	9,896	10	58,534	—	—	58,544
Issuance of common stock, vested restricted stock awards	161,931	162	(162)	—	—	—
Common stock withheld for tax obligations on option exercise	(73,807)	(74)	(532,877)	—	—	(532,951)
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	—	(8,186,871)	(8,186,871)
Balance, September 30, 2023	59,187,326	$59,187	$512,454,738	$—	$(389,506,186)	$123,007,739

Balance, June 30, 2022	58,301,491	$58,301	$503,517,715	$(285,763)	$(329,261,245)	$174,029,008
Stock-based compensation	—	—	1,521,074	—	—	1,521,074
Issuance of common stock, exercise of stock options	236,962	237	1,123,190	—	—	1,123,427
Issuance of common stock, employee stock purchase plan	21,625	22	73,319	—	—	73,341
Other comprehensive income	—	—	—	30	—	30
Net loss	—	—	—	—	(14,553,231)	(14,553,231)
Balance, September 30, 2022	58,560,078	$58,560	$506,235,298	$(285,733)	$(343,814,476)	$162,193,649

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,789,548)	$(49,122,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,553,112	5,467,684
Non-cash interest expense	283,444	248,397
Net amortization of premium on marketable securities	(14,542)	(26,380)
Depreciation and amortization expense	196,311	192,064
Change in operating assets and liabilities:
Prepaid expenses and other current assets	2,847,103	(1,191,940)
Accounts payable	113,569	287,224
Accrued expenses and other liabilities	(8,016,017)	(1,260,585)
Net cash used in operating activities	(30,826,568)	(45,406,010)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	—	(16,317)
Purchases of marketable securities	—	(92,938,213)
Maturities of marketable securities	30,000,000	36,000,000
Net cash provided by (used in) investing activities	30,000,000	(56,954,530)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	163,941	1,123,427
Tax withholding payments for net share-settled equity awards	(532,951)	—
Proceeds from employee stock purchase plan	111,102	96,665
Net cash (used in) provided by financing activities	(257,908)	1,220,092
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,084,476)	(101,140,448)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144,419,364	229,790,989
CASH AND CASH EQUIVALENTS, END OF PERIOD	$143,334,888	$128,650,541

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,262,354	$981,833

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

The financial information as of September 30, 2023, and the three and nine months ended September 30, 2023 and 2022, respectively, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2022 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, which excludes any potential revenue of reproxalap and any impact of the Option Agreement or the potential exercise of the Option (each as defined and further discussed in Note 15), the Company believes that its cash and cash equivalents as of September 30, 2023, will be sufficient to fund the Company's currently projected operating expenses into the first quarter of 2025, including the initial commercialization and launch plans for reproxalap if approved during the second half of 2023; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company has based its projections of operating capital requirements on its current operating plan, which includes several assumptions that may prove to be incorrect, and the Company may use all of its available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any of our product candidates for which the Company may receive marketing approval; or conduct any substantial, additional development requirements requested by the Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional funding, it could be forced to delay, reduce or eliminate its research and development programs and its reproxalap commercialization efforts.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the nine months ended September 30, 2023, as compared to those identified in the 2022 Form 10-K.

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

3.
Helio Vision Acquisition

On January 28, 2019 (Closing Date), the Company acquired Helio Vision, Inc. (Helio). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares were subject to vesting based on continued service to the Company through January 28, 2022. The Company recognized the expense associated with the founders’ restricted shares as research and development compensation expense on a straight-line basis as the shares vested over the three-year period. For the nine months ended September 30, 2022 the Company recorded $0.1 million, of research and development compensation expense, for the founders’ restricted shares. There are no further obligations related to founders’ restricted shares.

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

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through September 30, 2023. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the Helio founders as a compensation expense and to the Helio non-founders as an in-process research and development (IPR&D) expense if there is no alternative future use. At December 31, 2020, the issuance of the January Shares was considered probable and $2.5 million was accrued as contingent consideration payable in stock and the Company recorded $1.8 million to IPR&D (Milestone IPR&D), which included a $0.5 million income tax benefit, and $1.2 million of compensation expense related to the January Shares, which amounted to 246,562 shares and were issued during the quarter ended March 31, 2021. No other milestones related to the remaining Milestone Shares are considered probable of being achieved as of September 30, 2023.

4.
NET LOSS PER SHARE

For the three and nine months ended September 30, 2023 and 2022, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	For the Three and Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	6,174,419	5,403,982
Nonvested restricted stock units	1,026,273	1,184,603
Total of common stock equivalents	7,200,692	6,588,585

5.
CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At September 30, 2023, cash and cash equivalents were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$96,803,484	$—	$—	$96,803,484	$96,803,484	$—
Money market funds	46,531,404	—	—	$46,531,404	46,531,404	—
Total cash and cash equivalents	$143,334,888	$—	$—	$143,334,888	$143,334,888	$—

There were no marketable securities held at September 30, 2023.

At December 31, 2022, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$135,151,081	$—	$—	$135,151,081	$135,151,081	$—
Money market funds	9,268,283	—	—	9,268,283	9,268,283	—
Total cash and cash equivalents	$144,419,364	$—	$—	$144,419,364	$144,419,364	—

U.S. government agency securities	29,985,458	—	(103,938)	29,881,520	—	29,881,520
Available for sale (1)	29,985,458	—	(103,938)	29,881,520	—	29,881,520
Total cash, cash equivalents, and current marketable securities					$144,419,364	$29,881,520

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

There were no liabilities measured at fair value at September 30, 2023 or December 31, 2022.

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

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2023 and December 31, 2022 were:

	September 30,	December 31,
	2023	2022
Deferred research and development expenses	$3,056,972	2,605,252
Prepaid insurance expenses	605,967	432,230
Other current receivables	—	3,242,026
Miscellaneous prepaid expenses and other current assets	212,187	442,721
Total prepaid expenses and other current assets	$3,875,126	$6,722,229

8.
ACCRUED EXPENSES

Accrued expenses at September 30, 2023 and December 31, 2022 were:

	September 30,	December 31,
	2023	2022
Accrued compensation	$5,240,956	$3,821,904
Accrued research and development expenses	1,972,031	8,476,422
Accrued other expenses	630,402	1,767,559
Total accrued expenses	$7,843,389	$14,065,885

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

On December 22, 2022, the Company entered into the Second Amendment to the Loan and Security Agreement (Second Amendment), which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2023 to May 1, 2024; (ii) extended the maturity date from October 1, 2023 to October 1, 2024 (Maturity Date); (iii) extended the availability of the Fourth Loan Tranche commitment of $20 million from May 1, 2023 to May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. The ability to draw the Fourth Loan Tranche remains conditioned on approval by the Lenders’ investment committee. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (A) the Maturity Date, as amended, or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. The existing end of term charge of $1,042,500 (End of Term Charge) remained due on the earlier of (A) October 1, 2023 or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement, and was paid on October 2, 2023. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, commences in May 2024 upon expiration of the interest-only period and continues through the Maturity Date, as amended. The Second Amendment was determined to be a modification in accordance with FASB ASC Topic 470, Debt and did not result in extinguishment.

In connection with the Hercules Credit Facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, the End of Term Charge in October 2023 and will be required to pay the Supplemental End of Term Charge. The fees and transaction costs are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. The End of Term Charge was amortized to interest expense from 2019 through October 2023, and the Supplemental End of Term Charge is amortized to interest expense from December 2022 through the Maturity Date, both using the effective interest method. The effective interest rate was 14.2% at September 30, 2023. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment, including a prepayment charge equal to 0.75% of the principal amount being prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter.

Following the effective time of the First Amendment and the Second Amendment and as of September 30, 2023 an aggregate of $35.0 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15.0 million of which was funded prior to the date of the First Amendment.

Long-term debt consisted of the following:

	September 30,	December 31,
	2023	2022
Term loan payable	$15,000,000	$15,000,000
End of term charges(1)	1,156,194	911,763
Unamortized debt issuance costs	(37,897)	(76,910)
Less: current portion	(13,461,108)	(911,763)
Total long-term debt	$2,657,189	$14,923,090

(1)
The End of Term Charge was subsequently paid on October 2, 2023 in the amount of $1,042,500.

Future principal payments, including the End of Term Charge and the Supplemental End of Term Charge, are as follows for the years ending December 31:

2023	$1,042,500
2024	15,292,500
Total	$16,335,000

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of September 30, 2023, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10.
STOCKHOLDERS’ EQUITY

In March 2021, the Company entered into an Open Market Sales Agreement SM with Jefferies LLC, as sales agent (2021 Jefferies Sales Agreement). Pursuant to the 2021 Jefferies Sales Agreement, the Company may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. The Company has no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of September 30, 2023, no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2021, the Company believes it underwent four ownership changes. However, management believes that its aggregate Section 382 limitation (including the additional limitation for recognized “built-in-gains”) is sufficient so that no current impairment of its pre-ownership change tax attributes is required. The Company does not believe an ownership change has occurred from December 31, 2021 through September 30, 2023, based on a review of its equity history during that period. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause its existing tax attributes to incur additional limitations.

As of September 30, 2023, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2022, 2021, 2020, and 2019. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

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

12.
STOCK-BASED COMPENSATION

The Company has three equity incentive plans, the 2010 Employee, Director and Consultant Equity Incentive Plan, the 2013 Equity Incentive Plan, and the 2023 Equity Incentive Plan (2023 Equity Plan) that provide for the granting of stock options, restricted stock, stock appreciation rights, stock units, cash awards, and cash settled bonus awards (CSBU) to certain employees, members of the board of directors, and consultants of the Company with a generally prescribed contractual term of ten years. As of September 30, 2023, there were 5,425,018 shares of common stock available for grant under the Company’s equity incentive plans.

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

In 2020 and 2022 the Company granted cash awards under its Management Cash Incentive Plan, as amended. The cash awards vest in four annual installments from the date of grant based on continued service, and entitle the employees to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of the Company’s common stock exceeds the base value. As of September 30, 2023, $1.6 million was accrued as compensation expense for vested cash awards. There was no unrecognized expense as of September 30, 2023.

In 2022, the Company granted performance CSBUs under its Management Cash Incentive Plan, as amended. Subject to and conditioned upon the acceptance by the FDA of the Company's submission of an NDA for reproxalap (Performance Criteria), the awards will vest in four annual installments from the date of grant based on continued service, and entitle the employees to receive a cash payment for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value of the closing price per share of the Company's common stock on the Nasdaq Capital Market on the payment date. As of September 30, 2023, $2.6 million was accrued as compensation expense for CSBUs as the Performance Criteria was met in February 2023. There was no unrecognized expense as of September 30, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$403,904	$1,130,360	$3,457,642	$2,616,043
General and administrative expenses	385,313	1,106,411	$3,095,470	$2,851,641
Total stock-based compensation expense	$789,217	$2,236,771	$6,553,112	$5,467,684

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2022	5,403,982	$5.90	6.56	$10,506,953
Granted	1,172,775	$6.96	—	—
Exercised	(297,703)	$0.55	—	—
Expired	(4,802)	$0.55	—	—
Forfeitures	(99,833)	$5.56	—	—
Outstanding at September 30, 2023	6,174,419	$6.37	6.74	$7,529,935
Exercisable at September 30, 2023	4,281,954	$6.31	5.83	$5,791,281

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2023 of $6.68 and the per share exercise price of the underlying options.

As of September 30, 2023, unamortized stock-based compensation for stock options outstanding was $8.1 million and is expected to be recognized over a weighted average period of 2.42 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary. In the nine months ended September 30, 2023, 73,807 shares were withheld from option exercises to cover payroll withholding taxes. At the time of withholding, such shares were valued at $0.5 million.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	1,184,603	$4.95
Granted	238,750	6.76
Exercised/Released	(3,316)	4.72
Cancelled / Forfeited	(19,896)	4.72
Vested	(373,868)	5.30
Outstanding at September 30, 2023	1,026,273	$5.25

The weighted-average grant date fair value of RSUs granted was $6.76 per share for the nine months ended September 30, 2023. The total grant date fair value of RSUs vested was $2.0 million for the nine months ended September 30, 2023. As of September 30, 2023, the outstanding RSUs had unamortized stock-based compensation of $4.4 million with a weighted-average remaining recognition period of 2.73 years and an aggregate intrinsic value of $6.9 million.

Employee Stock Purchase Plan

At September 30, 2023, the Company had 2,345,426 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Nine Months Ended September 30,
	2023	2022
Weighted-average grant-date fair value per share	$3.09	$1.48
Total stock-based compensation expense	$38,931	$49,197

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

As of September 30, 2023, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $64.5 thousand based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of September 30, 2023 is 9.1%. The weighted average remaining lease term as of September 30, 2023 was 0.25 years. The operating lease expense for the nine months ended September 30, 2023 was $196.4 thousand. Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of September 30, 2023 is as follows:

2023 remaining total lease payments	$66,626
Less: effect of discounting	(998)
Present value of lease liabilities	$65,628

Current operating lease liabilities	$65,628
Total	$65,628

The Company’s gross future minimum payments under all non-cancelable operating leases as of September 30, 2023, are:

	Total	2023	2024	2025	2026
Operating lease obligations	$66,626	$66,626	$—	$—	$—

14.
COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through September 30, 2023, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Legal Proceedings

On July 31, 2023, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against the Company and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning the New Drug Application (NDA) for and the prospects of ADX-2191 for the treatment of primary vitreoretinal lymphoma. The lawsuit seeks, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired the Company's securities between March 17, 2022, and June 20, 2023, as well as attorneys’ fees and costs. The Company disputes the plaintiff's claims and intends to vigorously defend the suit. At this time, the Company cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

On October 25, 2023, a purported stockholder of the Company filed a derivative complaint in Middlesex Superior Court of the Commonwealth of Massachusetts, captioned Evan Leglar v. Todd C. Brady, et al. (No. 2381-cv-02980), against certain of the Company’s executive officers and directors, and naming the Company as a nominal defendant. The derivative complaint alleges, purportedly on behalf of the Company, breaches of fiduciary duty and unjust enrichment claims against all defendants. The claims are based on substantially identical allegations as the complaint in the Securities Class Action. The lawsuit seeks, among other things, an award of damages and restitution in favor of the Company, certain changes to the Company’s corporate governance, and attorneys’ fees and costs. The Company disputes the plaintiff's claims and intends to vigorously defend the suit. At this time, the Company cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

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

15.
SUBSEQUENT EVENTS

On October 31, 2023 (the Option Agreement Effective Date), the Company entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which the Company granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with the Company to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by the Company in the field of ophthalmology relating to treating conditions of the ocular surface and (d) a right to review data for any other compounds that are owned or otherwise controlled by the Company in the fields of ophthalmology and immunology before such data is shared with any other third party.

AbbVie may exercise the Option by delivering written notice to the Company (the Option Exercise Notice) at any time during the period following the Option Agreement Effective Date until: (i) if the Company receives approval from the FDA of its NDA for reproxalap in dry eye disease (the FDA Decision, and the date of such approval, if any, the FDA Decision Date) before December 15, 2023, then the tenth (10th) business day after the FDA Decision Date, (ii) if the FDA Decision Date does not occur before December 15, 2023, AbbVie has not delivered an Option Exercise Notice prior thereto, and AbbVie pays the Company a non-refundable payment (the Option Extension Fee), then the earlier of (a) the tenth (10th) business day after the FDA Decision Date and (b) the date that is eighteen (18) months after the Option Agreement Effective Date; and (iii) if the FDA Decision Date does not occur before December 15, 2023, AbbVie has not delivered an Option Exercise Notice and AbbVie does not pay the Option Extension Fee, then December 23, 2023 (collectively, the Exercise Period).

Unless terminated earlier by AbbVie by delivery of written notice to the Company or by the Company for breach following certain uncured, material breaches by AbbVie, the Option Agreement will terminate upon the earliest of (A) expiration of the Exercise Period, if AbbVie does not deliver an Option Exercise Notice during the Exercise Period; (B) expiration of the ten (10) business day period following the Company’s delivery (if any) of non-final updated schedules to the Collaboration Agreement following AbbVie’s delivery of an Option Exercise Notice (the Selected Schedule Evaluation Period), if AbbVie does not deliver a written notice to the Company requiring the parties to execute the Collaboration Agreement (the Agreement Execution Notice) during the Selected Schedule Evaluation Period; (C) withdrawal of the Option Exercise Notice or Agreement Execution Notice following the Company’s delivery (if any) of final updated schedules to the Collaboration Agreement; and (D) execution of the Collaboration Agreement.

AbbVie has agreed to pay the Company a non-refundable payment of $1 million no later than thirty days after the Option Agreement Effective Date in consideration of the Option (the Option Payment). The Option Extension Fee is $5 million. Upon AbbVie’s delivery of the Agreement Execution Notice and the parties entering into the Collaboration Agreement, AbbVie would pay the Company a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee, if any. In addition, the Company would be eligible to receive up to approximately $300 million in regulatory, and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, the Company and AbbVie would share profits and losses from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for the Company. Outside of the United States, the Company would be eligible to receive tiered royalties on net sales of reproxalap.

Unless earlier terminated, the Collaboration Agreement will continue in effect until the later of (a) the expiration of the last royalty term for reproxalap outside the United States and (b) the date that reproxalap is no longer being developed or commercialized in the United States. The Collaboration Agreement is subject to customary termination provisions including termination by a party for the other party’s uncured, material breach. In the event of certain terminations of the Collaboration Agreement, the Company is entitled to certain reversion rights with respect to reproxalap.

The Collaboration Agreement contains customary representations, warranties, covenants, and terms governing the prosecution and enforcement of intellectual property.

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
•
the likelihood and timing of the FDA’s potential approval of the new drug application (NDA) for reproxalap by the Prescription Drug User Fee Act (PDUFA) target action date, or at any other time;
•
the adequacy of the data included in the NDA submission or the supplemental responses to the FDA;
•
the likelihood and timing of the exercise of the Option or extension of the Exercise Period;
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
•
our ability to establish and maintain development and commercialization partnerships;
•
our ability to successfully integrate acquisitions into our business;
•
our expectations regarding federal, state, and foreign regulatory requirements;

•
political, economic, legal, social and health risks, public health measures, and war or other military actions, that may affect our business, results of operations and financial position, or the global economy;
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

On October 31, 2023 (the Option Agreement Effective Date), we entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with the Company to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party.

AbbVie may exercise the Option by delivering written notice to us (the Option Exercise Notice) at any time during the period following the Option Agreement Effective Date until: (i) if we receive approval from the FDA of its NDA for reproxalap in dry eye disease (the FDA Decision, and the date of such approval, if any, the FDA Decision Date) before December 15, 2023, then the tenth (10th) business day after the FDA Decision Date, (ii) if the FDA Decision Date does not occur before December 15, 2023, AbbVie has not delivered an Option Exercise Notice prior thereto, and AbbVie pays us a non-refundable payment (the Option Extension Fee), then the earlier of (a) the tenth (10th) business day after the FDA Decision Date and (b) the date that is eighteen (18) months after the Option Agreement Effective Date; and (iii) if the FDA Decision Date does not occur before December 15, 2023, AbbVie has not delivered an Option Exercise Notice and AbbVie does not pay the Option Extension Fee, then December 23, 2023 (collectively, the Exercise Period).

AbbVie has agreed to pay us a non-refundable payment of $1 million no later than thirty days after the Option Agreement Effective Date in consideration of the Option (the Option Payment). The Option Extension Fee is $5 million. Upon AbbVie’s delivery of the Agreement Execution Notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee, if any. In addition, we would be eligible to receive up to approximately $300 million in regulatory, and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we and AbbVie would share profits and losses from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of November 1, 2023, AbbVie has not exercised the Option.

The clinical and regulatory milestones currently expected for 2023 and 2024 include:

•
NDA PDUFA date for reproxalap for the treatment of dry eye disease is November 23, 2023;
•
Type C meeting with FDA to discuss completion of clinical development for proliferative vitreoretinopathy planned in the second half of 2023;
•
Top-line results from the Phase 2 clinical trial of atopic dermatitis (Part 1) expected in the second half of 2023;
•
Top-line results from the Phase 2 clinical trial of idiopathic nephrotic syndrome (Part 1) expected in 2024;
•
Top-line results from the Phase 2 clinical trial of Sjögren-Larsson Syndrome expected in the second half of 2023; and
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

In March 2021, we entered into an Open Market Sales Agreement SM with Jefferies LLC, as sales agent (2021 Jefferies Sales Agreement). Pursuant to the 2021 Jefferies Sales Agreement, we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of September 30, 2023, no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

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

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been drawn-down as of September 30, 2023. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. In December 2022, the Hercules Credit Facility was further amended to, among other things, (i) extend the expiration of the period in which interest-only payments on borrowings from May 1, 2023 to May 1, 2024; (ii) extend the Maturity Date from October 1, 2023 to October 1, 2024; and (iii) extend the availability of the $20.0 million draw-down from May 2023 to May 2024, subject to the satisfaction of certain conditions contained therein. The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of September 30, 2023, $15.0 million was outstanding under the Hercules Credit Facility, and an additional $20.0 million may be available at our option through May 1, 2024, subject to approval of the Lender’s investment committee.

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
•
delays of, or other effects on, clinical trials resulting from public health measures, and war or other military actions, or for other reasons;
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

Other than for purposes of regulatory approval, we do not have any current contractual relationships for the manufacture of commercial supplies of our product candidates.

General and administrative expenses

During the nine months ended September 30, 2023 and 2022, our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees, as well as pre-commercial costs for reproxalap and ADX-2191. Other general and administrative expenses include insurance premiums, consulting, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the nine months ended September 30, 2023, comprehensive loss is equal to our net loss of $32.8 million and our unrealized gain on marketable securities of $0.1 million. For the nine months ended September 30, 2022, comprehensive loss is equal to our net loss of $49.1 million and our unrealized loss on marketable securities of $0.3 million.

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

There were no material changes to our critical accounting estimates during the nine months ended September 30, 2023, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2022 Annual Report.

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

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Research and development expenses. Research and development expenses were $7.0 million for the three months ended September 30, 2023, compared to $11.5 million for the three months ended September 30, 2022. The decrease of $4.5 million was primarily related to a decrease in external clinical development costs and drug product manufacturing expenditures, as well as a decrease in personnel costs and consulting expenditures, offset by an increase in external preclinical development costs.

General and administrative expenses. General and administrative expenses were $2.6 million for the three months ended September 30, 2023, compared to $3.2 million for the three months ended September 30, 2022. The decrease of $0.6 million was primarily related to lower personnel costs and consulting expenditures, offset by an increase in legal expenditures.

Other income (expense). Total other income (expense), net, was $1.4 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. The increase in net other income of $1.2 million was due to higher interest income for the three months ended September 30, 2023 compared with the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Research and development expenses. Research and development expenses were $25.2 million for the nine months ended September 30, 2023, compared to $38.3 million for the nine months ended September 30, 2022. The decrease of $13.1 million was primarily related to a decrease in external clinical development costs and drug product manufacturing expenditures, offset by an increase in external preclinical development costs and personnel costs.

General and administrative expenses. General and administrative expenses were $11.5 million for the nine months ended September 30, 2023, compared to $10.6 million for the nine months ended September 30, 2022. The increase of $0.9 million was primarily related to higher legal expenditures and personnel costs, offset by a decrease in consulting expenditures.

Other income (expense). Total other income (expense), net, was $3.9 million and $(0.1) million for the nine months ended September 30, 2023 and 2022, respectively. The increase in net other income of $4.0 million was due to higher interest income for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At September 30, 2023, we had total stockholders’ equity of approximately $123.0 million, and cash and cash equivalents of $143.3 million. During the nine months ended September 30, 2023, we had a net loss of approximately $32.8 million. We expect to generate operating losses for the foreseeable future.

In March 2021, we entered into the 2021 Jefferies Sales Agreement. Pursuant to the 2021 Jefferies Sales Agreement, we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. As of September 30, 2023, no sales had been made pursuant to the 2021 Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility (the Loan and Security Agreement), pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan and Security Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche and the 2021 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. On April 20, 2021, we entered into the First Amendment (First Amendment) to Loan and Security Agreement with Hercules. The First Amendment, among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement to the greater of (a) the Prime Rate plus 3.10% or (b) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions, which conditions were satisfied in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. On December 22, 2022, we entered into the Second Amendment (Second Amendment) to the Loan and Security Agreement with Hercules, which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2023 to May 1, 2024; (ii) extended the Maturity Date from October 1, 2023 to October 1, 2024 (Maturity Date); (iii) extended the availability of the Fourth Loan Tranche commitment of $20 million from May 1, 2023 to May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. The ability to draw the Fourth Loan Tranche remains conditioned on approval by the Lenders’ investment committee. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (A) the Maturity Date, as amended, or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. The existing end of term charge of $1,042,500 (End of Term Charge) remained due on the earlier of (A) October 1, 2023 or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement, and was paid on October 2, 2023. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, commences upon expiration of the interest-only period and continues through the Maturity Date.

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of September 30, 2023, $15.0 million was outstanding under the Hercules Credit Facility, and an additional $20.0 million may be available under the Loan and Security Agreement at our option through May 1, 2024, subject to approval of the Lender’s investment committee.

On October 31, 2023, we entered into the Option Agreement with AbbVie, pursuant to which we granted AbbVie the Option to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with the Company to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party.

AbbVie may exercise the Option by delivering the Option Exercise Notice to us at any time during the period following the Option Agreement Effective Date until: (i) if we receive the FDA Decision for reproxalap in dry eye disease before December 15, 2023, then the tenth (10th) business day after the FDA Decision Date, (ii) if the FDA Decision Date does not occur before December 15, 2023, AbbVie has not delivered an Option Exercise Notice prior thereto, and AbbVie pays us the Option Extension Fee, then the earlier of (a) the tenth (10th) business day after the FDA Decision Date and (b) the date that is eighteen (18) months after the Option Agreement Effective Date; and (iii) if the FDA Decision Date does not occur before December 15, 2023, AbbVie has not delivered an Option Exercise Notice and AbbVie does not pay the Option Extension Fee, then December 23, 2023.

AbbVie has agreed to pay us the Option Payment of $1 million no later than thirty days after the Option Agreement Effective Date in consideration of the Option. The Option Extension Fee is $5 million. Upon AbbVie’s delivery of the Agreement Execution Notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee, if any. In addition, we would be eligible to receive up to approximately $300 million in regulatory, and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we and AbbVie would share profits and losses from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of November 1, 2023, AbbVie has not exercised the Option.

Based on our current operating plan, which excludes any potential revenue of reproxalap and any impact of the Option Agreement or potential exercise of the Option, we believe that our cash and cash equivalents as of September 30, 2023, will be sufficient to fund our currently projected operating expenses into the first quarter of 2025, including the initial commercialization and launch plans for reproxalap, if approved during the second half of 2023; and continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities and regulatory activities, commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap, and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•
the costs, timing, and outcome of regulatory review of reproxalap, including any additional trials the FDA or other regulatory agencies may require for approval or label expansion;
•
the progress, costs, and results of any clinical activities for regulatory review of reproxalap outside of the United States;

•
the exercise, if any, of the Option,
•
the costs and timing of process development and manufacturing scale‑up activities associated with reproxalap;

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

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders. We are in a period of economic uncertainty, inflation, and capital markets disruption, which has been significantly impacted by adverse developments affecting the financial services industry, geopolitical instability due to, among other things, the continued hostilities between Russia and Ukraine and Hamas’ attack against Israel and the ensuing conflict. In addition, the disruption in the capital markets could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities, which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(30,826,568)	$(45,406,010)
Net cash provided by (used in) investing activities	30,000,000	(56,954,530)
Net cash (used in) provided by financing activities	(257,908)	1,220,092
Net decrease in cash and cash equivalents	$(1,084,476)	$(101,140,448)

Operating Activities. Net cash used in operating activities was $30.8 million for the nine months ended September 30, 2023, compared to net cash used in operating activities of $45.4 million for the same period in 2022. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for the nine months ended September 30, 2023 as compared to 2022 was principally due to a decrease in our net loss, primarily from research and development activities, and also comprised of changes in accrued expenses, due to the amount and timing of payments for research and development activities, changes in prepayments, due to timing of payment and collection of a receivable, in addition to an increase in stock compensation, for the nine months ended September 30, 2023 compared to the same period in 2022.

Investing Activities. Net cash provided by investing activities was $30.0 million for the nine months ended September 30, 2023, and $57.0 million used in investing activities for the nine months ended September 30, 2022. Net cash provided by investing activities primarily related to maturities of marketable securities for the nine months ended September 30, 2023. Net cash used in investing activities primarily related to the purchases of marketable securities for the nine months ended September 30, 2022.

Financing Activities. Net cash used in financing activities was $257.9 thousand for the nine months ended September 30, 2023, compared to $1.2 million provided by financing activities for the nine months ended September 30, 2022. The net cash used in financing activities for the nine months ended September 30, 2023 consisted of stock withheld for tax obligations on option settlement proceeds offset by stock option exercises and stock purchases under the employee stock purchase plan. The net cash provided by financing activities for the nine months ended September 30, 2022 consisted of proceeds from stock option exercises and stock purchases under the employee stock purchase plan.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On July 31, 2023, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against us and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning the NDA for and the prospects of ADX-2191 for the treatment of primary vitreoretinal lymphoma. The lawsuit seeks, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired our securities between March 17, 2022, and June 20, 2023, as well as attorneys’ fees and costs. We dispute the plaintiff's claims and intend to vigorously defend the suit. At this time, we cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

On October 25, 2023, a purported stockholder filed a derivative complaint in Middlesex Superior Court of the Commonwealth of Massachusetts, captioned Evan Leglar v. Todd C. Brady, et al. (No. 2381-cv-02980), against certain of our executive officers and directors, and naming us as a nominal defendant. The derivative complaint alleges, purportedly on behalf of us, breaches of fiduciary duty and unjust enrichment claims against all defendants. The claims are based on substantially identical allegations as the complaint in the Securities Class Action. The lawsuit seeks, among other things, an award of damages and restitution in favor of us, certain changes to our corporate governance, and attorneys’ fees and costs. We dispute the plaintiff's claims and intend to vigorously defend the suit. At this time, we cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

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
•
If we remain responsible for funding further development and commercialization of reproxalap, we may be unable to raise the additional capital required to further develop and commercialize reproxalap or enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all.
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
•
Public health emergencies, epidemics or pandemics may impact our business.
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

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. We submitted an NDA for reproxalap for the treatment of the signs and symptoms of dry eye disease in December 2022. In February 2023, the FDA accepted the reproxalap NDA for filing and set a PDUFA date of November 23, 2023. However, the FDA’s decision to accept the NDA for filing and set a PDUFA date does not indicate that it has made any decision regarding approval nor does it guarantee approval by such date, if at all. The FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. Clinical trial results frequently are susceptible to varying interpretations and regulatory authorities may disagree on what are appropriate methods for analyzing data, which may delay, limit or prevent regulatory approvals. For example, we have received minutes from a late-cycle review meeting with the FDA, which noted substantive review issues in connection with the NDA for reproxalap for the treatment of the signs and symptoms of dry eye disease. In addition, during the review of the reproxalap NDA, the FDA has requested certain chemistry, manufacturing, and controls (CMC) details. In subsequent communications between us and the FDA, we have submitted responses to the FDA that we believe to be sufficient to mitigate the identified review issues and address the CMC requests, but the FDA has not directly opined on the sufficiency of the information submitted, has no legal obligation to review the information we submitted, and has indicated that we need to conduct an additional clinical trial to satisfy efficacy requirements. As such, based on the time remaining in the NDA review cycle, the FDA may not be in the position to approve the NDA for reproxalap on or about the PDUFA target action date of November 23, 2023 or afterwards, which could result in us receiving a Complete Response Letter or the FDA notifying us of an extension in the PDUFA target action date. The FDA could require that we conduct additional CMC studies or clinical trials and submit the results of those studies or clinical trials before the application will be reconsidered, which would require us to expend more resources than we planned or that are available to us, and could substantially delay approval, if any, of the NDA. There can be no assurance that the reproxalap NDA accepted for filing by the FDA will be approved in a timely manner or at all. If marketing approval for reproxalap is delayed, limited or denied, our ability to market reproxalap, and our ability to generate product sales, would be adversely affected.

If we remain responsible for funding further development and commercialization of reproxalap, we may be unable to raise the additional capital required to further develop and commercialize reproxalap or enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all.

If the Option is not exercised, we will be responsible for funding further development and commercialization of reproxalap, and may be unable to raise the additional capital required to further develop and commercialize reproxalap or enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs and reproxalap commercialization efforts.

If we are required to continue the development and commercialization of reproxalap on our own, we may need to build its marketing, sales, distribution, managerial and other non-technical capabilities to commercialize reproxalap or make arrangements with third parties to perform these services. The establishment and development of our own sales force or the establishment of a contract sales force to market reproxalap would be expensive and time-consuming and could delay any commercial launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We would also face competition in its search for third parties to assist it with the sales and marketing efforts of reproxalap.

If the Option is exercised and the Collaboration Agreement is executed, then pursuant to the terms of the Collaboration Agreement, we would work closely with AbbVie to execute a commercialization plan for reproxalap in the United States, and this commercialization plan may never achieve its desired outcomes.

Pursuant to the terms of the Collaboration Agreement, we and AbbVie would work to execute a joint commercialization plan for reproxalap in the United States, and execute upon the commercialization plan with the intention to optimize the commercial potential of reproxalap. If this collaboration is not successful, then our business, financial condition, and results of operations could be adversely affected.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

As part of our growth strategy, we plan to evaluate the development and commercialization of other therapies related to immune-mediated diseases. We will evaluate internal opportunities from our compound libraries, and also may choose to continue to in-license or acquire other product candidates, as well as commercial products, to treat patients suffering from immune-mediated disorders with high unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials, and approval by the FDA and/or applicable foreign regulatory authorities. In-licensed product candidates may have been unsuccessfully developed by others in indications similar to those that we may pursue. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. For example, in June 2023, we received a Complete Response Letter from the FDA regarding our NDA for ADX-2191 for the treatment of primary vitreoretinal lymphoma. The Complete Response Letter stated that there was a “lack of substantial evidence of effectiveness” due to “a lack of adequate and well-controlled investigations” in the literature-based NDA submission. In light of the FDA’s Complete Response Letter, we halted pre-commercial activities related to ADX-2191 for the treatment of primary vitreoretinal lymphoma. If marketing approval for our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected. Such a delay could occur because a competitor product is approved before our product and secures patent protection, market exclusivity, or both, and thereby precludes our product approval for a number of years. It is also possible that additional studies or clinical trials may not suffice to make our application approvable. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, adequately priced, successfully commercialized, or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

•
public health epidemics or pandemics or responses thereto;
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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including proliferative vitreoretinopathy and retinitis pigmentosa. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. Public health epidemics or pandemics and the response thereto may have an impact on our ability to enroll and retain patients in our clinical trials. For instance, patient enrollment in our GUARD trial of ADX-2191 and our 12-month safety trial of reproxalap were negatively impacted as a result of limited clinical trial staffing at trial sites and some patients electing to delay surgery. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as proliferative vitreoretinopathy, lack of availability of, or difficulty recruiting or retaining a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

Any adverse developments affecting manufacturing operations for our products, including public health epidemics or pandemics or responses taken thereto, may result in shipment delays; inventory shortages; lot failures; product withdrawals, recalls, approvals; or other interruptions in the supply of our products. We may also have to account for inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the nine months ended September 30, 2023 and 2022 was approximately $32.8 million and $49.1 million, respectively. As of September 30, 2023, we had total stockholders’ equity of $123.0 million and an accumulated deficit of $389.5 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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
•
the exercise, if any, of the Option,
•
the costs and timing of process development and manufacturing scale‑up activities associated with reproxalap;
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

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings, including debt financings. The state of the global economy and market instability has made the business climate volatile and more costly. Uncertain economic conditions, uncertainty as to the general direction of the macroeconomic environment, and the price of our common stock, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. For example, the capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, Hamas’ attack against Israel and the ensuing conflict, and the possibility of a wider regional or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as a global financial crisis, could affect our ability to raise additional capital. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders or be excessively dilutive. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that its aggregate Section 382 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through September 30, 2023, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

Our operations could be subject to business disruptions such as earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health epidemics, regional or larger scale conflicts or geo-political actions, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, Hamas’ attack against Israel and the ensuing conflict, trade policies, sanctions, treaties and tariffs and other natural or man-made disasters or other business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition, and increase our costs and expenses. We rely on third-party manufacturers to produce reproxalap and our other product candidates. Our ability to obtain clinical and commercial supplies of reproxalap or our other product candidates could be disrupted, if the operations of these suppliers are affected by these business disruptions.

We are in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine and Hamas’ attack against Israel and the ensuing conflict. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy and capital markets resulting from the conflicts in Ukraine and Israel or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine and Hamas’ attack against Israel and the ensuing conflict. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit, and capital markets, as well as supply chain disruptions.

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

In addition, in October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict.

Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this annual report.

We maintain our cash at financial institutions, often in balances that exceed federally-insured limits. Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limits. Increasing concerns regarding the U.S. or international financial systems, including bank failures and bailouts, and their potential broader effects and potential systemic risk on the banking sector generally, may adversely affect our access to capital. Any decline in available funding or access to our cash and liquidity resources could, among other risks, limit our ability to meet our capital needs and fund future growth or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our business, financial condition and results of operations.

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

As of September 30, 2023, we had only 12 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

In addition, during challenging and uncertain economic environments, in tight credit markets and during public health epidemics, and with the continued hostilities between Russia and Ukraine and Hamas’ attack against Israel and the ensuing conflict, there may be a disruption or delay in the performance of our third-party contractors, suppliers, or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected.

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

We also rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. We do not have any control over the process or timing of the acquisition of raw materials by our contract manufacturers. Moreover, we currently do not have agreements in place for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial, including as a result of the continued hostilities between Russia and Ukraine and Hamas’ attack against Israel and the ensuing conflict, could considerably delay completion of that clinical trial, product candidate testing, and potential regulatory approval of that product candidate.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants, and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war or other military conflict, including as a result of the continued hostilities between Russia and Ukraine and Hamas’ attack against Israel and the ensuing conflict, and telecommunication and electrical failures. While to our knowledge we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information, or other personal information, or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets, or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. These risks may be heightened as a result of remote working arrangements. In addition, due to the political uncertainty involving the continued hostilities between Russia and Ukraine and Hamas’ attack against Israel and the ensuing conflict, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Any of these events or circumstances could materially adversely affect our business, financial condition, and operating results.

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

We and the third parties with whom we work are increasingly utilizing social media tools as a means of communication both internally and externally, and noncompliance with applicable requirements, policies or contracts due to social media use or negative posts or comments could have an adverse effect on our business.

Social media is increasingly being used to communicate about our product candidates and clinical development programs, and we may intend to utilize appropriate social media in connection with our commercialization efforts following approval of any product candidates. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. In addition, our employees or third parties with whom we contract or may contract, such as CROs, may knowingly or inadvertently make use of social media in ways that may not comply with legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients and others or information regarding any product candidates or clinical trials along with the potential for litigation related to off-label marketing or other prohibited activities. For example, clinical trial patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about any product candidate.

There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. Furthermore, negative posts or comments about us or any of our product candidates on social media could seriously damage our reputation, brand image and goodwill. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to its business.

Risks Related to Employee Matters and Managing Growth

We are highly dependent on the services of our senior management team and certain key consultants.

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team comprised of: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer, Stephen G. Machatha, Ph.D., our Chief Development Officer, and Bruce M. Greenberg, our Senior Vice President of Finance and Interim Chief Financial Officer, as well as certain other employees. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, drug development, and commercialization consultants. Leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent Chief Financial Officer may cause disruption within our company. In addition, if we are unable to identify a qualified candidate to become the permanent Chief Financial Officer in a timely manner, our ability to meet operational goals and strategic plans could be adversely impacted. The loss of such individuals or the services of future members of our management team could delay or prevent the further development and commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

As of September 30, 2023, we only had 12 full-time employees. Accordingly, we will need to grow our organization to continue development and pursue the potential commercialization of reproxalap and our other product candidates, as well as function as a public company. As we seek to advance reproxalap and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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
•
increases in custom duties and tariffs;
•
changes in currency exchange rates;
•
economic weakness, including inflation, and political instability, including effects of adverse developments affecting the financial services industry, the ongoing conflict between Russia and Ukraine, Hamas’ attack against Israel and the ensuing conflict, and the possibility of a wider regional or global conflict, and global sanctions imposed in response thereto;
•
the impact on employees, suppliers, customers, and the global economy related to public health epidemics or pandemics, and actions taken in response to such events;
•
changes in government regulations and laws;
•
absence in some jurisdictions of effective laws to protect our intellectual property rights; and
•
currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.

Changes in United States social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. Concerns over economic recession, interest rate increases and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, continued hostilities between Russia and Ukraine and Hamas’ attack against Israel and the ensuing conflict, could lead to disruption, instability, and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the Society for Worldwide Interbank Financial Telecommunication payment (SWIFT) system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

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

The secure processing, storage, maintenance, and transmission of sensitive information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and those of our third-party collaborators, service providers, contractors, and consultants, may be vulnerable to breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war and telecommunications and electrical failures, as well as from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information) or viruses or otherwise breached due to employee or third-party error, malfeasance, or other activities. These risks may be heightened as a result of remote working arrangements.

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

Concerns over economic recession, interest rate increases and inflation, adverse developments affecting financial services industry, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the continued hostilities between Russia and Ukraine and Hamas’ attack against Israel and the ensuing conflict, could lead to disruption, instability and volatility in global markets and industries. In connection with the hostilities between Russia and Ukraine the U.S. government and other governments and jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

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

As of September 30, 2023, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 43% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Aldeyra Therapeutics, Inc.

November 3, 2023	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

November 3, 2023	/s/ Bruce M. Greenberg
Bruce M. Greenberg
Senior Vice President of Finance, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)