Form 10-K
period 2023-12-31
Aldeyra Therapeutics, Inc.
filed 2024-03-07
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________to__________

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

As of June 30, 2023, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $483,311,890, based on the closing price of the registrant’s Common Stock, as reported by The Nasdaq Capital Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2024 there were 58,895,768 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2024 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Aldeyra Therapeutics, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

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
•
the likelihood and timing of the FDA’s potential approval of a potential resubmission of the new drug application (NDA) for reproxalap;
•
the adequacy of the data included in the potential resubmission of the NDA or the supplemental responses to the FDA;
•
the likelihood and timing of the exercise of the exclusive option (the Option) by AbbVie Inc. (AbbVie) pursuant to the exclusive option agreement with AbbVie;
•
the ability to maintain regulatory approval of reproxalap or any of our other our product candidates, if received, and the labeling for any approved products;
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

All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in any annual, quarterly or current reports that we may file with the Securities and Exchange Commission (SEC). Investors, the media, and others should note that we intend to announce material information to the public through filings with the SEC, the investor relations page on our website (https://ir.aldeyra.com), press releases, public conference calls, webcasts, and social media channels, including Facebook, and LinkedIn. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The contents of the websites provided above are not incorporated into this filing or in any other report or document we file with the SEC. These website addresses are intended to be inactive textual references only.

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

ITEM 1. BUSINESS

Overview

We are a biotechnology company devoted to discovering innovative therapies designed to treat immune-mediated diseases. We are developing a novel pharmaceutical platform targeting a class of toxic endogenous small molecules known as RASP (reactive aldehyde species) that are associated with many inflammatory, metabolic, and neurodegenerative diseases. Our RASP modulator product pipeline includes ADX-629, a novel orally administered RASP modulator in clinical development for moderate alcohol-associated hepatitis and Sjögren-Larsson Syndrome. Our preclinical RASP platform includes ADX-246, ADX-248, and other drug candidates in development for systemic inflammatory, metabolic and retinal diseases. The validity of the RASP platform is supported by reproxalap, our first-in-class product candidate in late-stage development for the treatment of dry eye disease. Reproxalap has demonstrated broad-based, rapid-onset activity and consistent safety across a number of Phase 2 and Phase 3 clinical trials. We have additional product candidates in development, including ADX-2191, which is in clinical development for the treatment of retinitis pigmentosa, a rare retinal disease characterized by inflammation and vision loss. ADX-2191 has received Orphan Drug Designation for the treatment of retinitis pigmentosa.

Our pipeline, as of the date of filing this annual report on Form 10‑K is illustrated below.

Product Candidate Development Pipeline

On October 31, 2023 (the Option Agreement Effective Date), we entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid us a non-refundable payment of $1 million in consideration of the Option (the Option Payment).

On December 21, 2023, pursuant to the Option Agreement, AbbVie extended the period during which it may exercise the Option (the Exercise Period Extension) by paying us a non-refundable payment of $5 million (the Option Extension Fee). As a result of the Exercise Period Extension, AbbVie may exercise the Option by delivering written notice to us at any time during the period following the Option Agreement Effective Date until the earlier of (a) the tenth (10th) business day after the date, if any, that we receive approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision) and (b) the date that is eighteen (18) months after the Option Agreement Effective Date. If the Collaboration Agreement is entered into, the Option Payment and the Option Extension Fee will be credited against the upfront cash payment payable by AbbVie.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, we would be eligible to receive up to approximately $300 million in regulatory and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap.

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

We have no products approved for sale in the United States or elsewhere. We will not receive any revenue from sales of our product candidates that we develop until we obtain regulatory approval. We intend to commercialize our products, if approved for sale, directly or through collaborations. Although we may receive commercial and license revenue in the future, we have to date primarily funded our operations through the sale of our common stock, convertible preferred stock, convertible promissory notes, warrants, and borrowings under debt facilities. We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. In addition, contingent on capital resources, we may augment, diminish, or otherwise modify the clinical development plan described herein.

Since our incorporation, we have devoted substantially all of our resources to the preclinical and clinical development of our product candidates. If we do obtain marketing approval for reproxalap or any other product candidate that we develop, we intend to partner with other companies for commercialization, though there can be no guarantee that such partnership will be available. Our ability to generate revenues, if any, largely depends upon our ability, alone or with others, to complete development of and obtain regulatory approvals for our product candidates, and to successfully manufacture, market, and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter, and depend on a number of factors, including risks related to our business and industry, risks relating to intellectual property and other legal matters, risks related to our common stock, and other risks that are detailed in the section of this annual report on Form 10‑K entitled “Risk Factors”.

The Science Supporting Our Product Candidates

RASP: Mediators of Disease

In response to infection, injury, endogenous and exogenous chemical triggers, heat, and other stimuli, RASP (reactive aldehyde species) are generated through a variety of metabolic processes, including alcohol oxidation, enzymatic and non-enzymatic lipid oxidation, and polyamine and sphingosine metabolism. RASP appear to effect inflammation signaling via covalent binding to thiol (sulfur-containing) and amine (nitrogen-containing) residues on proteins, including receptors and enzymes. RASP-protein adducts directly influence the function of proteins, leading to activation of intracellular inflammatory factors, including NF‑κB, an important mediator in the inflammatory response, and inflammasomes. In addition, RASP adducts bind to Scavenger Receptor A, which also initiates pro-inflammatory signaling and leads to the formation of antibodies against the adducted protein, at least in part explaining the presence of host-directed antibodies in autoimmune diseases such as rheumatoid arthritis. Levels of RASP are generally observed to be elevated in ocular and systemic inflammatory disease, including the diseases represented in our RASP modulator pipeline, and thus represent therapeutic targets for immune modulation. RASP are also associated with metabolic and neurodegenerative diseases, and, in addition to upregulating inflammation, lead to DNA damage, accumulation of metabolic aggregates, and other pathologic outcomes.

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

Aside from the potentiation of inflammation, there is no generally accepted biological role of high levels of RASP. Some physiologic molecules have RASP forms, including retinaldehyde (a form of Vitamin A) and pyridoxal and pyridoxal phosphate (forms of Vitamin B6), but the activity of physiological RASP is highly restricted by chaperone and other proteins that prevent reaction with other molecules, including our RASP modulators. Thus, pharmacotherapeutic RASP modulation is expected not to adversely affect normal physiologic processes. Consistent with the lack of accessibility of physiologic RASP, our most advanced RASP modulator, reproxalap, which has been administered as an ophthalmic solution to approximately 2,300 patients across a number of completed clinical trials for up to 12 months, has been observed to be generally well tolerated and has not been associated with any serious adverse events. Similarly, our most advanced orally administered RASP modulator, ADX‑629, which has been administered to more than 150 patients across a number of Phase 1 and Phase 2 clinical trials for up to 90 days, has been observed to be generally well tolerated and has not been associated with any serious adverse events.

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

We are currently developing ADX‑629, ADX‑246, ADX‑248, and other novel RASP modulators for the treatment of a number of diseases associated with RASP. RASP modulators are novel small molecules designed specifically to bind, and thereby allow for the degradation of, RASP. The validity of the RASP platform is supported by reproxalap, our first-in-class product candidate for the treatment of dry eye disease, which has demonstrated broad-based, rapid-onset activity and consistent safety across a number of Phase 2 and Phase 3 clinical trials. In in vitro and animal studies, reproxalap does not appear to affect most cellular components, including most receptors, enzymes, ion channels, or other proteins. Reproxalap has been shown to outcompete cellular constituents to covalently bind and trap RASP. Reproxalap-RASP adducts appear to be rapidly degraded in cellular environments, after which neither reproxalap nor RASP are detectable. Outside of biological systems, reproxalap-RASP adducts have shown to be remarkably non-reactive and stable, suggesting that reproxalap-RASP binding may be effectively irreversible. By forming covalent drug-RASP adducts that are then degraded, reproxalap and other RASP modulators have the potential to substantially lower RASP levels.

We believe that we are the first biotechnology company to demonstrate the beneficial effects of RASP modulation in a variety of animal models relating to immune-mediated disease, suggesting that RASP modulators may have potent anti-inflammatory effects that persist hours after administration at a variety of different doses relevant to clinical testing

•
In mouse models of ocular inflammation and post-surgical healing, topically applied reproxalap ophthalmic solution reduced ocular redness and inflammatory cytokines comparable to corticosteroid therapy and slowed the development of corneal haze (fibrosis). (Data presented at The Association for Research in Vision and Ophthalmology 2015 Annual Meeting)
•
In mice injected with a pro-inflammatory agent known as endotoxin, intraperitoneally administered reproxalap statistically reduced a variety of inflammatory cytokines (protein inflammatory mediators), including IL 5, Il 1ß, IL 17, and TNFα, while up-regulating the primary anti-inflammatory cytokine IL 10. Additionally, in models of mouse contact dermatitis (induced by phorbol myristate acetate) and allergic contact dermatitis (induced by sensitivity to oxazolone), reproxalap statistically reduced inflammation as measured by edema (swelling). (Data presented at The American Academy of Asthma Allergy & Immunology 2015 Annual Meeting)
•
In a model of radiation mucositis (oral inflammation) in hamsters, chronic subcutaneous administration of reproxalap reduced healing time and decreased fibrosis (scarring). (Data presented at the Multinational Association of Supportive Care in Cancer – International Society of Oral Oncology 2015 Annual Meeting)
•
In two different mouse models of inflammatory pain, intraperitoneally administered reproxalap dose-dependently reduced nociceptive behavior, suggesting that reproxalap down-regulates pain signaling in inflammation. (Data presented at The 2016 International Conference on Pain Research and Management)
•
In rat cardiomyocyte culture, reproxalap prevented fibrotic transformation, and inhibited NF κB activation and IL 1ß release. (Data presented at The American Society for Cell Biology® 2016 Annual Meeting)
•
In a mouse model of lung inflammation, intraperitoneal administration of reproxalap reduced infiltration of inflammatory cells and levels of pro-inflammatory cytokines in the lung. (Data presented at The World Congress on Inflammation 2017 Annual Meeting)
•
In a rat model of intraocular inflammation, a single intravitreal injection of the RASP modulator ADX 103 reduced the development of retinal pathology. (Data presented at The Association for Research in Vision and Ophthalmology 2018 Annual Meeting)
•
In a rat model of diabetic macular edema, intravitreal injection of ADX 103 reduced retinal inflammatory cell infiltration. (Data presented at The Association for Research in Vision and Ophthalmology 2018 Annual Meeting)
•
In mice injected with endotoxin, orally administered ADX 629 statistically reduced a variety of inflammatory cytokines, including IL 5, Il 1ß, IL 17, IFN, and TNFα, while up-regulating the primary anti-inflammatory cytokine IL 10.
•
In a mouse model of lung inflammation, oral administration of ADX 629 reduced infiltration of inflammatory cells in the lung.
•
In a mouse model of ulcerative colitis, intraperitoneal administration of ADX 629 reduced the disease activity index, a composite score of histology, organ weights, and other indicators of disease severity. • In a rat model of nephritis (kidney inflammation), oral administration of ADX 629 reduced proteinuria (protein in urine), an indicator of renal dysfunction.

Thus, we believe that the mechanism of action of RASP modulation is potentially multifactorial – lowering inflammation, reducing healing time, diminishing scarring, and mitigating inflammatory pain – and may ameliorate inflammatory and other diseases and deter disease progression in different ways simultaneously, consistent with a systems-based pharmacologic approach.

In addition to the development of ADX‑629, ADX‑246, and ADX‑248, we intend to continue the discovery and development of other novel RASP modulators, and we intend to continue to develop intellectual property around the molecules derived from our RASP modulator platform.

The Potential of ADX‑2191 to Treat Retinitis Pigmentosa

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

Systemic RASP Modulation for the Treatment of Immune-Mediated Diseases

ADX‑629 is a novel, orally administered RASP modulator in Phase 2 clinical development for the treatment of systemic immune-mediated diseases. In a Phase 1 clinical trial of ADX‑629, no treatment-related adverse events were observed at any dose tested, and target engagement was evidenced by statistically lower levels of the RASP malondialdehyde in drug-treated subjects relative to controls. Additionally, following ingestion of a controlled high-fat meal, free fatty acids were statistically lower and HDL statistically higher in drug-treated subjects relative to placebo-treated subjects. The lipid results in the Phase 1 clinical trial suggested that ADX‑629 diminished the inflammatory and pathologic metabolic response that typically occurs following ingestion of a high-fat meal.

Figure 1: Phase 1 Clinical Trial of ADX-629

MDA = malondialdehyde; SEM = standard error of the mean; HDL= high-density lipoprotein; LDL = low-density lipoprotein;

FFA = free fatty acids

In 2022, we announced results from Phase 2 clinical trials of ADX‑629 in patients with psoriasis, atopic asthma, COVID-19, or alcohol intoxication, all of which suggested preliminary pharmacodynamic activity of ADX‑629. The Phase 2 trials were performed as part of a systematic strategy to assess activity in different types of immunological and metabolic diseases, including autoimmune disease, allergic inflammation, infectious disease, and alcohol intoxication. Across all Phase 2 clinical trials, in patients treated with ADX‑629, no safety concerns were evident from adverse events and there were no treatment-related serious adverse events observed.

Figure 2: Phase 2 Clinical Trials of ADX‑629 Psoriasis, Asthma, and COVID‑19

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

In 2023, as an extension of the strategy to assess activity in different types of diseases, we announced results from Phase 2 clinical trials of ADX-629 in patients with chronic cough and atopic dermatitis, both of which are persistently disturbing diseases thought to be related, at least in part, to inflammation.

Chronic Cough

Fifty-one patients with refractory or unexplained chronic cough, which is often defined as a cough that persists for more than eight weeks and is unresponsive to treatment were enrolled in a multicenter, randomized, double-blind, placebo-controlled, two-period Phase 2 crossover trial. Patients were randomized to receive ADX-629 or placebo twice daily for 14 days, followed by a 14-day washout period prior to crossing over to 14 days of treatment with ADX-629 or placebo, whichever was not received in the first period. All patients completed both treatment periods. Relative to placebo, statistical significance was achieved for the key secondary endpoint of reduction in awake cough frequency (P=0.01), the secondary endpoint of 24-hour cough frequency (P=0.001), and the related post-hoc analyses of awake cough count (P=0.001) and 24-hour cough count (P=0.001).

Figure 3: Phase 2 Clinical Trial of ADX-629 in Chronic Cough

Atopic Dermatitis

Eight mild to moderate atopic dermatitis patients were treated in an open-label, single-center Phase 2 clinical trial of ADX-629. Relative to baseline, over three months of treatment, improvement was observed in all patients. Statistical significance was achieved for improvement in Eczema Area and Severity Index (EASI, p=0.0006). EASI thresholds for 50% improvement (EASI 50), 75% improvement (EASI-75), and 90% improvement (EASI-90) were met in four patients (50%), three patients (38%), and one patient (13%), respectively. Statistical significance was achieved for improvement in affected body surface area (p<0.0001); one patient (13%) achieved complete clearance of affected body surface area. Statistical significance was achieved for improvement in Investigator Global Assessment (IGA, p<0.0001). The IGA threshold score of 0 (clear) or 1 (almost clear) was met in one (13%) patient. Statistical significance was achieved for improvement in patient-reported itching (p=0.0002); the clinically relevant threshold of improvement by four or more points was met in three patients (38%), and two patients (25%) reported elimination of itching. Statistical significance was achieved for improvement in patient-reported eczema severity (p<0.0001); the clinically relevant threshold of improvement by four or more points was met in six patients (75%). Statistical significance was achieved for improvement in depression the Hamilton Rating Scale for Depression (p=0.02) and numerical improvement was observed for improvement in the Beck Anxiety Inventory (p=0.1).

Figure 4: Phase 2 Clinical Trial of ADX-629 in Atopic Dermatitis

ADX‑629 is currently in Phase 2 clinical trials for moderate alcohol-associated hepatitis and Sjögren-Larsson Syndrome. Clinical trials of the RASP modulators ADX‑246 in systemic immune-mediated disease and ADX‑248 in retinal disease are expected to be initiated in 2024, pending completion of FDA Investigational New Drug (IND) requirements.

Dry Eye Disease

Reproxalap is a first-in-class, topically administered RASP modulator for the treatment of anterior segment ocular inflammation, and is currently in late-stage development for the treatment of dry eye disease. In 2022, Aldeyra submitted to the FDA a NDA for reproxalap for the treatment of dry eye disease. On November 27, 2023, Aldeyra announced that the FDA issued a Complete Response Letter regarding the NDA submission. Although no safety or manufacturing issues with reproxalap were identified, the FDA stated in the letter that the NDA did not demonstrate “efficacy in treating ocular symptoms associated with dry eyes” and that “at least one additional adequate and well-controlled study to demonstrate a positive effect on the treatment of ocular symptoms of dry eye” should be conducted. On November 16, 2023, Aldeyra submitted to the FDA a Special Protocol Assessment for a dry eye disease chamber clinical trial. Aldeyra received feedback on the protocol and remains in discussions with the FDA and based on feedback received from the FDA, Aldeyra has amended the proposed clinical trial protocol and statistical analysis plan. The potential NDA resubmission is anticipated in the second half of 2024, pending continuing FDA discussions and positive results from the proposed trial. Aldeyra intends to include in the potential NDA resubmission a draft label describing chronic and acute symptomatic benefit, in addition to acute reduction of ocular redness. The review period for the potential NDA resubmission is expected to be six months.

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

In 2021, we announced that the randomized, double-masked, vehicle-controlled allergen chamber Phase 3 INVIGORATE Trial of topically administered reproxalap in patients with allergic conjunctivitis achieved the primary endpoint (patient-reported ocular itching score after the second dose of test article) and all secondary endpoints (investigator-assessed ocular redness score and patient-reported ocular tearing score). In June 2023, we announced that INVIGORATE-2, a confirmatory clinical trial substantially similar to INVIGORATE, achieved the primary endpoint (patient-reported ocular itching score after the second dose of test article) and all secondary endpoints (investigator-assessed ocular redness score and patient-reported ocular tearing score).

Figure 5: Phase 3 INVIGORATE Trial Results for Reproxalap in Allergic Conjunctivitis

Pending the NDA resubmission for dry eye disease, and potentially the results of the NDA resubmission, Aldeyra plans to discuss remaining regulatory requirements for reproxalap for the treatment of allergic conjunctivitis in light of the positive results from INVIGORATE and INVIGORATE-2. Across all clinical indications, topical ocular reproxalap has been studied in more than 2,300 patients with no observed clinically significant safety concerns; mild and transient instillation site irritation is the most commonly reported adverse event in clinical trials.

Retinitis Pigmentosa

Retinitis pigmentosa is a group of rare genetic eye diseases characterized by retinal cell death and loss of vision, for which there is no treatment. In vivo preclinical research has identified the activity of methotrexate in inducing misfolded rhodopsin (a visual cycle protein) clearance, suggesting the potential of ADX-2191 to treat genetic forms of retinitis pigmentosa that are characterized by misfolded rhodopsin .

In June 2023, we announced top-line results from the Phase 2 clinical trial of intravitreal ADX-2191 in patients with retinitis pigmentosa. Relative to baseline, across all patients, statistical significance was achieved for improvement in best corrected visual acuity (P<0.0001), low-light visual acuity (P=0.0001), time to electroretinographic response to light (P=0.02), macular sensitivity to light (P<0.0001), and dark-adapted peripheral sensitivity to light (P<0.0001). All enrolled patients completed the trial per protocol. ADX-2191 was well tolerated, and no safety concerns were identified. No treatment-related adverse events associated with retinal morphology were observed. No serious adverse events were reported, and no patients discontinued due to adverse events.

Figure 6: Phase 2 Clinical Trial Results for ADX-2191 in Retinitis Pigmentosa

The Markets for Our Product Candidates

Immune-Mediated and Metabolic Systemic Diseases

Immune-mediated systemic diseases, such as autoimmune disease, and metabolic diseases, such as diabetes and liver disease, are generally chronic conditions that impair quality of life and lead to significant healthcare expenditures. In aggregate, immune-mediated and metabolic diseases afflict in excess of millions of individuals worldwide.

Given the complex pathophysiology of systemic immune-mediated and metabolic disorders, therapy often requires combinations of drugs with distinct mechanisms of action. As such, we believe novel product candidates for immune-mediated and metabolic diseases are in high demand.

Our RASP modulator platform represents a potential novel therapeutic approach for a variety of common diseases. We are not aware of any other company actively developing therapeutics that target RASP. Because RASP appear to be involved in the generation and potentiation of inflammation in general, we believe the potential therapeutic applicability of RASP modulators is broad. In 2022 and 2023, we announced results from Phase 2a clinical trials of ADX‑629, a first-in-class orally administered RASP modulator, in patients with COVID-19, atopic asthma, psoriasis, alcohol intoxication, chronic cough, and atopic dermatitis, all of which suggested preliminary pharmacodynamic activity of ADX-629. The Phase 2 clinical trials followed a successful Phase 1 clinical trial of ADX‑629, in which ADX‑629 was well-tolerated; no treatment-related adverse events were observed; and, following ingestion of a fatty meal, levels of cholesterol and fatty acids were lower during ADX‑629 treatment than with placebo.

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

There are approximately 18 million dry eye disease patients diagnosed in the United States, but only four classes of prescription topical ocular drugs are approved for dry eye disease treatment, cyclosporine (a generic immune modulator), lifitegrast (an immune modulator), loteprednol (a generic corticosteroid), and perfluorohexyloctane (a water-free solution). The activity of cyclosporine and lifitegrast has been observed to be minimal or lacking in the majority of patients, and weeks or months of treatment may be required to achieve even modest clinical benefit; over 60% of patients discontinue treatment within 12 months of initiation. Loteprednol, a generically available corticosteroid, is indicated only for short-term treatment (up to two weeks) due to corticosteroid-associated toxicity, which includes increases in intraocular pressure that may lead to glaucoma, the development of cataracts, ocular infection, and other ocular morbidities. Perfluorohexyloctane is available over-the-counter in certain countries outside the United States as a lubricating eyedrop. Thus, there is considerable demand for a novel, efficacious topical ocular drug that can be used chronically but that acts quickly.

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

Many patients with dry eye disease also manifest symptoms of allergic conjunctivitis, another common inflammatory disease that affects the front of the eye and is characterized by ocular itching and redness. Distinguishing between dry eye disease and allergic conjunctivitis can be challenging for healthcare providers. Approximately half of dry eye patients complain of itching, which is generally considered the result of allergy, and approximately half of allergic conjunctivitis patients complain of dryness, which is generally considered the result of dry eye disease. There are currently no FDA-approved products that are indicated for the chronic treatment of both dry eye disease and allergic conjunctivitis. Other than corticosteroids, which cannot be used chronically due to toxicity concerns, no approved dry eye disease drug has also been approved for use in patients with allergic conjunctivitis. Further, antihistamines, which are commonly used in allergic conjunctivitis, are known to exacerbate ocular dryness. In a number of Phase 2 and Phase 3 clinical trials in allergic conjunctivitis, reproxalap demonstrated consistent statistically significant and clinically relevant activity in improving ocular itching and redness. Thus, we believe reproxalap could offer differentiated efficacy relative to existing dry eye disease medications with regard to the potential treatment of the signs and symptoms of allergic conjunctivitis.

Retinitis Pigmentosa

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

Other Immune-Modulating Pharmacotherapies

A myriad of new treatments have been or are being developed to treat inflammatory diseases, and have been used, or in theory could be used, for the treatment of the diseases that our product candidates are intended to target. Immune-modulating products include cytokine inhibitors, immune cell receptor inhibitors, complement inhibitors, phosphodiesterase inhibitors, and Janus kinase inhibitors. Companies that currently market such therapies include AbbVie Inc., Johnson & Johnson, UCB Inc. and UCB S.A., Amgen, Inc., Bristol-Myers Squibb Co., Eli Lilly and Company, Novartis AG, Regeneron Pharmaceuticals, Inc., Roche, Sanofi, Takeda, AstraZeneca, GlaxoSmithKline, Merck, and Pfizer, Inc. Currently marketed products may manifest efficacy and safety advantages over our product candidates, and may be used to treat the diseases for which we are developing our product candidates.

Methotrexate, the active drug substance of ADX‑2191, is generically available and has been used as a chemotherapeutic and immune modulating agent, and other formulations or application methods of methotrexate could be developed for the treatment of retinal diseases. Though not approved by the FDA for the treatment of retinal disease, intraocular injection of intravenous methotrexate formulations is the de facto standard of care for primary vitreoretinal lymphoma (a cancer that affects the back of the eye), and off-label methotrexate is now commonly administered for the treatment of proliferative vitreoretinopathy, posterior uveitis, and other retinal diseases. The off-label intraocular injection of intravenous methotrexate for retinal diseases is an example of a practice known as compounding. The disadvantages of compounding are significant, and include a risk of microbial contamination that can lead to severe ocular infection resulting in vision loss or surgical removal of the eye. Unlike compounded intravenous formulations, ADX‑2191 is specifically formulated for intraocular injection such that pH, viscosity, and tonicity have been designed to be compatible with the vitreous humor, the fluid in the back of the eye. Further, ADX‑2191 is a concentrated formulation of methotrexate that requires a small injection volume, thereby reducing injection site reflux and ensuing corneal toxicity relative to off-label ocular injections of methotrexate. Unlike off-label ocular injections of methotrexate, ADX‑2191 is denser than the vitreous, the fluid in the back of the eye, allowing for the concentration of methotrexate in the vicinity of retina.

Competitive Pharmaceuticals by Indication

We believe the primary competitors by indication with respect to our current programs in late stage-clinical testing are as follows:

Competitive Pharmaceuticals for Reproxalap

Indication	Competitive Products
Dry Eye Disease

Topical immunomodulators, such as cyclosporine (0.05% as Restasis®, 0.09% as Cequa®, and 0.1% as Vevye®) and lifitegrast (Xiidra®); loteprednol (a corticosteroid as Eysuvis®); an intranasal spray (varenicline as Tyrvaya®), a lubricating eyedrop (perfluorohexyloctane as MieboTM); and other generic steroids; and artificial tear solutions

Allergic Conjunctivitis	Over-the-counter and prescription topical ocular and oral antihistamines, and prescription mast cell stabilizers and corticosteroids

We believe that there is significant unmet medical need for the diseases that we intend to target. If proven to be safe and effective, we believe that our product candidates could be used in place of, or in addition to, current therapies. Currently available therapies for the chronic treatment of dry eye disease are often considered by physicians and patients to be inadequate, may require weeks or months of treatment to achieve even moderate clinical benefit, and have not demonstrated clinical activity in allergic conjunctivitis, a common comorbidity.

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

Our ability to compete successfully will depend in part on our ability to utilize our drug development expertise to identify, develop, secure rights to, and obtain regulatory approvals for promising pharmaceutical products before others are able to develop competitive products. Our ability to compete successfully will also depend on our ability to attract and retain skilled and experienced personnel. Additionally, our ability to compete may be diminished by insurers and other third-party payors, which often encourage the use of less expensive, non-innovative, or generic products.

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

Patent Portfolio

Our patent portfolio currently includes patents and patent applications covering the composition, formulation, and uses of reproxalap, ADX‑629, ADX‑246, ADX‑248, and other novel compounds. As of December 31, 2023, we owned thirty United States patents and eighteen pending United States non-provisional patent applications, as well as numerous foreign counterparts to these patents and patent applications, relating to reproxalap and other RASP modulators. Additionally, we retain an exclusive license to certain patents covering the formulation of ADX-2191 and uses thereof in preventing and treating retinal indications including proliferative vitreoretinal disease and primary vitreoretinal lymphoma. As of December 31, 2022, our patent applications included one pending U.S. provisional application, five pending U.S. non-provisional patent applications, and approximately eight pending foreign counterparts to these patent applications, relating to ADX-2191.

We expect the issued reproxalap composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign reproxalap composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2026. We expect other patent applications in the portfolio, if issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2026 to 2041. Reproxalap composition of matter patents have been issued in Australia, Canada, China, Europe (validated in approximately 14 member countries), Hong Kong, India, Japan, Mexico, Russia and South Korea. Reproxalap composition of matter patent claims are pending in Brazil.

Licenses and Agreements

AbbVie Option Agreement

On October 31, 2023 (the Option Agreement Effective Date), we entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid us a non-refundable payment of $1 million in consideration of the Option (the Option Payment).

On December 21, 2023, pursuant to the Option Agreement, AbbVie extended the period during which it may exercise the Option (the Exercise Period Extension) by paying us a non-refundable payment of $5 million (the Option Extension Fee). As a result of the Exercise Period Extension, AbbVie may exercise the Option by delivering written notice to us at any time during the period following the Option Agreement Effective Date until the earlier of (a) the tenth (10th) business day after the date, if any, that we receive approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision) and (b) the date that is eighteen (18) months after the Option Agreement Effective Date. If the Collaboration Agreement is entered into, the Option Payment and the Option Extension Fee will be credited against the upfront cash payment payable by AbbVie.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, we would be eligible to receive up to approximately $300 million in regulatory and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap.

MEEI Agreement

We are developing ADX‑2191 pursuant to an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (MEEI) originally entered into in July 2016 between MEEI and Helio Vision, Inc.(Helio), as amended, (MEEI Agreement). We assumed the MEEI Agreement in connection with our 2019 acquisition of Helio.

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

In consideration for the rights licensed under the MEEI Agreement, Helio issued MEEI a number of shares of its preferred stock and Helio agreed to pay non-creditable non-refundable license maintenance fees to MEEI of $15,000 on each of the second and third anniversary of the MEEI Agreement, $25,000 on each of the fourth and fifth anniversary of the MEEI Agreement and $35,000 on the sixth and each subsequent anniversary of the MEEI Agreement during the term of such agreement. In addition, Helio was obligated to make future sales-dependent milestone payments to MEEI of up to the low seven figures in the aggregate, as well as royalty payments to MEEI at a rate which, as a percentage of net sales, is in the low single digits for products that incorporate or use the MEEI Patent Rights in the United States and as a percentage in the low single digits for products that incorporate or use the MEEI Patent Rights outside the United States. We are also obligated under the MEEI Agreement to pay MEEI a percentage of certain sublicense revenue that we receive in connection with entering into any sublicensing arrangements with any third parties, at a percentage rate which tiers downward from low-double digits to mid-single digits based on the date of the sublicense. Following our acquisition of Helio, we became obligated to make any future payments owed under the MEEI Agreement. There is no additional equity consideration issuable under the MEEI Agreement.

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

Sales and Marketing

We have retained worldwide commercial rights for our product candidates, provided, however, that on October 31, 2023, we entered into the Option Agreement with AbbVie, pursuant to which we granted AbbVie the Option to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party, in each case for clauses (a) to (d), on the terms and conditions set forth in the form of Co-Development, Co-Commercialization and License Agreement filed as an exhibit hereto (the Collaboration Agreement). As of March 5, 2024, AbbVie has not exercised the Option. If we obtain marketing approval for reproxalap or any other product candidate that we develop, we intend to partner with other companies, including AbbVie, for commercialization, though there can be no guarantee that such partnership will be available.

Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and finished drug product for our preclinical research and clinical trials. We have no immediate plans to purchase, erect, or otherwise create any manufacturing facilities to be owned by us for any of these purposes, and intend to continue to depend on third-party contract manufacturers for the foreseeable future. Other than for the purposes of regulatory approval, we do not have any current contractual relationships for the manufacture of commercial supplies of our product candidates. If our product candidates are approved by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for commercial production at such time. We may utilize third-party consultants to manage our manufacturing contractors. We believe that the active pharmaceutical ingredient and other materials needed for the formulation of our product candidates are relatively easy to manufacture, and that multiple suppliers and formulators could be employed for this purpose. Further, we believe the raw materials needed for manufacture of our product candidates, as well as other components of our formulations, are generally readily available currently from multiple sources.

Employees

As of December 31, 2023, we had 10 full-time employees and had engaged a number of consultants. We expect that a number of consultants previously engaged in development of our product candidates will participate in ongoing clinical and manufacturing activities. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

A sponsor may be able to request a Special Protocol Assessment (SPA) the purpose of which is to reach concurrence with the FDA on the adequacy and acceptability of specific critical elements of overall protocol design (e.g., entry criteria, dose selection, endpoints, and planned analyses) for a trial intended to support a future marketing application. If such an agreement is reached, it will be documented and made part of the administrative record, and will be binding on the FDA unless the sponsor fails to follow the agreed-upon protocol or makes substantive changes to the protocol without agreement with the FDA, data supporting the request are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. Even if an SPA is agreed to, approval of the NDA is not guaranteed because a final determination that an agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision will be based on a complete review of all the data in the NDA.

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

It is likely that our product candidates will be granted a Standard Review, with the exception of ADX-2191 which may be designated as Priority Review for the treatment of retinitis pigmentosa. The review process may be extended by the FDA for three additional months to consider certain information or obtain clarification regarding information already provided in the submission. The FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions. In addition, for combination products, the FDA’s review may include the participation of both the FDA’s Center for Drug Evaluation and Research, the Center for Biologics Evaluation and Research, and the FDA’s Center for Devices and Radiological Health. The participation of multiple distinct groups within the FDA has the potential to complicate or prolong review of the application. If the product is deemed a combination product, additional supporting studies may be required, and may delay an NDA submission.

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
Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, re-examining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, in August 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program.

The heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics, also has resulted in executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, which began on January 1, 2024. Further, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some third-party payors also require pre-approval of coverage for new or innovative devices or therapies before they will reimburse healthcare providers that use such therapies.

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

Orphan Drug Designation

The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States or more than 200,000 individuals where there is no reasonable expectation that the product development cost will be recovered from product sales in the United States. Orphan drug designation must be requested before submitting an NDA and does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. ADX‑2191 has received orphan designation for the treatment of retinitis pigmentosa.

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

Manufacturing Requirements

We and our third-party manufacturers must comply with applicable FDA regulations relating to FDA’s cGMP regulations and, if applicable, quality system regulation requirements for medical devices. The cGMP regulations include requirements relating to, among other things, organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing of the drug product requires multiple starting raw materials and excipients of a specified purity level to obtain the required product quality. Failure of any of the raw materials or excipients to meet specification could impact product quality and may impact regulatory review by the FDA. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA and may be subject to a pre-approval inspection before we can use them to manufacture our products. We and our third-party manufacturers are also subject to periodic unannounced inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including, among other things, warning letters, voluntary corrective action, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties.

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

Research and Development Expenses

Substantially all of our research and development expenses incurred to date have been related to the development of reproxalap and our other product candidates. Our research and development expenses totaled $29.5 million for the year ended December 31, 2023 and $47.3 million for the year ended December 31, 2022.

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

None of our product candidates have received FDA or foreign regulatory marketing approval. In order to grant marketing approval, a health authority such as the FDA or foreign regulatory agencies must conclude that clinical and preclinical data establish the safety and efficacy of our product candidates with an appropriate benefit to risk profile relevant to a particular indication, and that the product can be manufactured under cGMP in a reproducible manner to deliver the product’s intended performance in terms of its stability, quality, purity and potency. Until a health authority has completed their review of our submission, there is no way to predict the outcome of their review. Even if the clinical studies meet their predetermined primary endpoints, and a registration dossier is accepted for filing, a health authority could still determine that an appropriate benefit to risk relationship does not exist for the indication that we are seeking.

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

•
Our business is dependent in large part on the successful commercialization of reproxalap. If we are unable to successfully obtain marketing approval for reproxalap, or experience significant delays in doing so, or if, after obtaining marketing approval, we or our strategic partners fail to successfully commercialize reproxalap, our business will be materially harmed.
•
To generate revenue, we will depend on FDA approval and successful commercialization of reproxalap. Our success in obtaining regulatory approval of reproxalap from the FDA depends on our ability to address the issues raised by the FDA in the reproxalap Complete Response Letter, and address any issues the FDA may raise in the future. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.
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

Risks Related to the Potential Development and Commercialization of Reproxalap and our Product Candidates

Our business is dependent in large part on the successful commercialization of reproxalap, if approved. If we are unable to successfully obtain marketing approval for reproxalap or experience significant delays in doing so, or if, after obtaining marketing approvals, we or our strategic partners fail to successfully commercialize these product candidates, our business will be materially harmed.

We are dependent in large part on regulatory approval and successful commercialization of reproxalap for our future business success. There is a significant risk that we will fail to successfully obtain marketing approval and/or we or our partners will fail to successfully commercialize reproxalap. Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of an NDA to the FDA, and even fewer are approved for commercialization.

Prior to and following potential NDA approval, we will invest a significant portion of our time and financial resources on the commercialization of reproxalap. We cannot accurately predict when or if reproxalap will receive marketing approval. Our ability to generate product revenues will depend on our obtaining marketing approval for, and commercializing reproxalap alone or with others. The future regulatory and commercial success of reproxalap and our other product candidates is subject to a number of risks, including the following:

•
obtaining marketing approval for reproxalap or any other product candidates;
•
our ability to negotiate and enter into a collaboration agreement with a suitable third party on acceptable terms for the commercialization of reproxalap;
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
•
the FDA, or comparable foreign bodies, may require additional clinical data, as was the case with the reproxalap Complete Response Letter;
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

To generate revenue, we will depend on FDA approval and successful commercialization of reproxalap. Our success in obtaining regulatory approval of reproxalap from the FDA depends on our ability to address the issues raised by the FDA in the reproxalap Complete Response Letter, and address any issues the FDA may raise in the future. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. We submitted an NDA for reproxalap for the treatment of the signs and symptoms of dry eye disease in December 2022. In February 2023, the FDA accepted the reproxalap NDA for filing and set a PDUFA date of November 23, 2023. On November 27, 2023, we announced that we had received a Complete Response Letter from the FDA (the reproxalap Complete Response Letter). In the reproxalap Complete Response Letter, the FDA stated that the NDA did not demonstrate “efficacy in treating ocular symptoms associated with dry eyes” and that “at least one additional adequate and well-controlled study to demonstrate a positive effect on the treatment of ocular symptoms of dry eye” should be conducted. On November 16, 2023, prior to receiving the reproxalap Complete Response Letter, we submitted to the FDA a Special Protocol Assessment (SPA) for a dry eye disease chamber crossover clinical trial (the proposed trial), which could potentially result in data acceptable for FDA review towards a potential NDA resubmission for reproxalap for the treatment of the signs and symptoms of dry eye disease. A SPA is an advanced declaration from the FDA that a planned trial’s design, clinical endpoints, and statistical analyses could potentially result in data acceptable for FDA review towards approval for the proposed indication. Based on SPA feedback received from the FDA in December 2023, we have amended the design and protocol of the proposed trial.

We expect the next steps will include ongoing FDA discussions and initiating the proposed trial. There can be no assurance that the feedback from the FDA will be positive. Without the concurrence of the FDA on a SPA or otherwise, we cannot be certain that the design, conduct, and analysis of the results of the proposed trial will be sufficient to establish the effectiveness of reproxalap for treatment of dry eye disease to the FDA’s satisfaction, and therefore allow us to resubmit or receive approval of a NDA for reproxalap. As part of the SPA or in connection with its review of the potential NDA resubmission, the FDA could require additional studies or clinical trials, and the submission of the results of those studies or clinical trials before a potential NDA resubmission will be reconsidered, which would require us to expend more resources than we planned or that are available to us, and could substantially delay acceptance and/or approval, if any, of a potential NDA resubmission. Any such requirement would increase our costs and delay approval and commercialization of reproxalap for the treatment of dry eye disease and would have a material adverse effect on our business and financial condition. Additionally, the FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. Clinical trial results frequently are susceptible to varying interpretations and regulatory authorities may disagree on what are appropriate methods for analyzing data, which may delay, limit or prevent regulatory approvals. There can be no assurance that a potential NDA resubmission to the FDA will be accepted or approved in a timely manner or at all. If marketing approval for reproxalap is delayed, limited or denied, our ability to market reproxalap, and our ability to generate product sales, would be adversely affected. Even if reproxalap is approved for the treatment of dry eye disease, the FDA may limit use to certain patient populations, include extensive warnings on the product labeling, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of reproxalap.

Any regulatory approval of reproxalap, once obtained, may be withdrawn. Ultimately, the failure to obtain and maintain regulatory approvals would prevent reproxalap from being marketed and would have a material adverse effect on our business.

If the Option is not exercised by AbbVie and we remain responsible for funding further development and commercialization of reproxalap, we may be unable to raise the additional capital required to further develop and commercialize reproxalap or enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all.

If the exclusive option (the Option) to enter into the Co-Development, Co-Commercialization and License Agreement (the Collaboration Agreement) is not exercised by AbbVie Inc. (AbbVie), pursuant to the exclusive option agreement with AbbVie, we will be responsible for funding further development and commercialization of reproxalap, and may be unable to raise the additional capital required to further develop and commercialize reproxalap or enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs and reproxalap commercialization efforts.

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

Pursuant to the terms of the Collaboration Agreement, we would work with AbbVie to execute a joint commercialization plan for reproxalap in the United States, and execute upon the commercialization plan with the intention to optimize the commercial potential of reproxalap. If this collaboration is not successful, then our business, financial condition, and results of operations could be adversely affected.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

As part of our growth strategy, we plan to evaluate the development and commercialization of other therapies related to immune-mediated diseases. We will evaluate internal opportunities from our compound libraries, and also may choose to continue to in-license or acquire other product candidates, as well as commercial products, to treat patients suffering from immune-mediated disorders with high unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials, and approval by the FDA and/or applicable foreign regulatory authorities. In-licensed product candidates may have been unsuccessfully developed by others in indications similar to those that we may pursue. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. For example, in June 2023, we received a Complete Response Letter from the FDA regarding our NDA for ADX-2191 for the treatment of primary vitreoretinal lymphoma (the ADX-2191 Complete Response Letter). The ADX-2191 Complete Response Letter stated that there was a “lack of substantial evidence of effectiveness” due to “a lack of adequate and well-controlled investigations” in the literature-based NDA submission. In light of the FDA’s ADX-2191 Complete Response Letter, we halted pre-commercial activities related to ADX-2191 for the treatment of primary vitreoretinal lymphoma. In January 2024 we de-prioritized the previously announced programs of ADX-629 in chronic cough and idiopathic nephrotic syndrome due to regulatory and trial feasibility challenges, respectively. Additionally, we deprioritized ADX-2191 for the treatment of proliferative vitreoretinopathy and primary vitreoretinal lymphoma due to the requirement from the FDA to run clinical trials that we did not deem to be feasible. If marketing approval for our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected. Such a delay could occur because a competitor product is approved before our product and secures patent protection, market exclusivity, or both, and thereby precludes our product approval for a number of years. It is also possible that additional studies or clinical trials may not suffice to make our application approvable. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, adequately priced, successfully commercialized, or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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
•
enter into a collaboration agreement with a suitable third party on acceptable terms for the commercialization of reproxalap;
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

There exist several designations that we can apply for from the FDA and other regulators that would provide us with various combinations of the potential for expedited regulatory review, certain financial incentives as well as the potential for post-approval exclusivity for a period of time. These designations include but are not limited to orphan drug designation, breakthrough therapy designation, accelerated approval, fast track status, and priority review for our product candidates. We may seek one or more of these designations for our current and future product candidates. For example, ADX-2191 has received orphan designation for the treatment of retinitis pigmentosa. There can be no assurance that any of our other product candidates will qualify for any of these designations. There can also be no assurance that any of our product candidates, that do qualify for these designations, will be granted such designations or that the FDA will not revoke such a designation it grants at a later date. Further, there can be no assurance that any of our product candidates that are granted such designations will ever benefit from such designations or that the FDA would not withdraw such designations once granted. Were we to receive a designation that promised a period of market exclusivity, such as orphan drug exclusivity, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Further, with respect to orphan drug status, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective, or makes a major contribution to patient care.

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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including Sjögren-Larsson and retinitis pigmentosa. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. Public health epidemics or pandemics and the response thereto may have an impact on our ability to enroll and retain patients in our clinical trials. For instance, patient enrollment in our GUARD trial of ADX-2191 and our 12-month safety trial of reproxalap were negatively impacted as a result of limited clinical trial staffing at trial sites and some patients electing to delay surgery. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as proliferative vitreoretinopathy and idiopathic nephrotic syndrome, lack of availability of, or difficulty recruiting or retaining a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

In addition, if reproxalap or any of our other product candidates is approved, its product labeling, advertising, and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The government has also entered into consent decrees and Corporate Integrity Agreements under which specified promotional conduct is changed or curtailed.

Even if we receive regulatory approval for reproxalap or any other product candidate, we or are partners, if any, still may not be able to successfully commercialize, and the revenue that we generate from its sales, if any, could be limited.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, or the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, is also generally necessary for commercial success. In addition, we or are partners, if any, may not be able to secure advantageous contracts with payors or price our products at the expected level or at levels that make successful commercialization viable. The pricing of our products will be subject to numerous factors, many of which are outside of our control, including the pricing of similar products. The degree of market acceptance of our product candidates will depend on a number of factors, including but not limited to:

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

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors, or patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Our or our partners’ efforts to educate the medical community and third-party payors on the benefits of reproxalap or any of our other product candidates may require significant resources and may never be successful. In addition, our or our partners’ ability to successfully commercialize our product candidate will depend on our ability to manufacture our products, differentiate our products from competing products and defend the intellectual property of our products. Competitors with numerous approved products may be able to negotiate pricing and reimbursement that is substantially more advantageous than that which we will be able to negotiate.

Additionally, if any of our competitors’ products are approved and are unable to gain market acceptance for any reason, there could be a market perception that products like reproxalap are not able to adequately meet an unmet medical need. If we or are partners, if any, are unable to demonstrate to physicians, hospitals, third-party payors, and patients that our products are better alternatives, we or are partners, if any, may not be able to gain market acceptance for our products at the levels we anticipate and our business may be materially harmed as a result.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of proliferative vitreoretinopathy and retinitis pigmentosa, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. Current treatments that are used in the United States for dry eye disease include over the counter artificial tears, Restasis®, Xiidra®, Cequa®, Eysuvis®, Tyrvaya®, MieboTM, and Vevye®. In February 2022, the FDA approved the first generic version of Restasis®, which is now available for sale in the U.S. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and commercial and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Our future success depends on our or our partners’ ability to demonstrate and maintain a competitive advantage with respect to the design, development, and commercialization of reproxalap or our other product candidates. Inflammatory diseases may be treated with general immune suppressing therapies, including corticosteroids, some of which are generic. Our potential competitors in inflammatory diseases may be developing novel immune modulating therapies that may be safer or more effective than our product candidates.

If we are unable to successfully establish and maintain sales, distribution, and marketing capabilities or enter into agreements with third parties to market, sell, and distribute our product candidates, we may be unable to generate any revenues.

We have only recently begun to establish a sales or marketing infrastructure and have no experience as a Company in the sale, marketing or distribution of biopharmaceutical products. Although we currently plan to commercialize reproxalap through a collaboration with a third party, if reproxalap or any of our other product candidates ultimately receives regulatory approval and we remain responsible for the commercialization of such approved product, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop and maintain internal sales, distribution, and marketing capabilities, some of which will be committed prior to any confirmation that the applicable product candidates will be approved.

We currently plan to commercialize reproxalap through a collaboration with a third party. However, if we are not able to establish a suitable collaboration, we expect that we may need to build our own sales and marketing organization to support the commercialization in the United States of reproxalap. In addition, we expect that we may build our own sales and marketing organization to support the commercialization in the United States of other product candidates for which we receive marketing approval. If we do obtain marketing approval for reproxalap or any other product candidate that we develop, we expect to incur significant additional commercialization expenses related to product sales, marketing, distribution and manufacturing. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of reproxalap or any product candidate for which we or our partners establish a commercial infrastructure is delayed or does not occur for any reason, including if we do not receive marketing approval on the timeframe we expect, we or our partners would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the year ended December 31, 2023 and 2022 was approximately $37.5 million and $62.0 million, respectively. As of December 31, 2023, we had total stockholders’ equity of $119.8 million and an accumulated deficit of $394.3 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved and we do not enter into collaboration agreements with third parties, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as compared to prior periods as we prepare for commercializing of reproxalap alone or with others, if approved, and continue development of ADX-2191, ADX-629, ADX-246, ADX-248, and other product candidates, and as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company, and increased insurance premiums, among other factors. Our license agreement with Massachusetts Eye and Ear Infirmary, or MEEI, under which we license certain of our patent rights and a significant portion of the technology for ADX-2191, imposes royalty and other financial obligations on us, and we may enter into additional licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance and other obligations on us.

Our expenses will also increase if and as we:

•
seek marketing approval for reproxalap and establish our sales, marketing and distribution capabilities for reproxalap in advance of and upon any such approval;
•
are unable to enter into a collaboration agreement with a suitable third party on acceptable terms for the commercialization of reproxalap;
•
conduct any necessary clinical trials and other development activities and/or seek marketing approvals for ADX-2191, ADX-629, ADX-246, ADX-248 and any other product candidates;
•
pursue the clinical development of reproxalap for the treatment of other additional indications or for use in other patient populations or, if approved, seek to broaden the label of reproxalap;
•
scale up our manufacturing processes and capabilities to support commercialization of reproxalap and any of our other product candidates for which we seek and/or obtain marketing approval and for which we remain responsible for the commercialization of;
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

Our ability to become and remain profitable depends on our ability to generate revenue. We currently generate no revenue from sales, and we may never be able to commercialize reproxalap or our other product candidates. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We do not expect to generate revenue from sales of our product candidates that is sufficient to achieve profitability, excluding any upfront licensing fees we may receive, unless and until we obtain marketing approval for and commercialize one or more of our product candidates. We do not expect to commercialize reproxalap alone or with others or any of our other product candidates before at least the first half of 2025, if ever. Achieving profitability will require us or our partners, if any, to be successful in a range of challenging activities, including:

•
obtaining marketing approval for reproxalap or any other product candidates;
•
manufacturing at commercial scale, marketing, selling and distributing those products for which we obtain marketing approval;

•
entering into a collaboration agreement with a suitable third party on acceptable terms for the commercialization of reproxalap;
•
hiring and building a full commercial organization required for the marketing, selling and distributing for those products which we obtain marketing approval and for which we remain responsible for the commercialization of;
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

The development and commercialization of biopharmaceutical products is capital intensive. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we seek marketing approval and prepare for commercialization of reproxalap alone or with others, and continue the development of our product candidates through preclinical and clinical development, including multiple ongoing and planned clinical trials for our product candidates. We expect our expenses to increase in connection with our ongoing activities, particularly as we prepare for commercializing reproxalap alone or with others, if approved, and we continue the research and development of, and, if successful, seek marketing approval for, our product candidates.

We currently plan to commercialize reproxalap through a collaboration with a third party. If we do obtain marketing approval for reproxalap and are not able to establish a suitable collaboration for the commercialization of reproxalap, or any other product candidate that we develop, we expect to incur significant additional commercialization expenses related to product sales, marketing, distribution and manufacturing. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce, or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts. In addition, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval, and commercialization of our product candidates for which we remain responsible for the commercialization of. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings, or other sources. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

•
the costs, timing and outcome of regulatory review of reproxalap, including any additional trials the FDA or other regulatory agencies may require for approval or label expansion;
•
the progress, costs and results of any clinical activities for regulatory review of reproxalap outside of the United States;
•
the exercise, if any, of the Option;

•
the costs and timing of process development and manufacturing scale‑up activities associated with reproxalap;
•
the costs of commercialization activities for reproxalap if we receive marketing approval and if we are unable to enter into a collaboration agreement with a suitable third party on acceptable terms for the commercialization of reproxalap, and pre‑commercialization costs for reproxalap or any other product candidates incurred prior to receiving, any such marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;
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
•
our establishment and maintenance of a sales, marketing and distribution infrastructure and outsourced manufacturing capabilities to commercialize any product candidate for which we may obtain marketing approval and for which we remain responsible for commercialization of;

•
variations in the level of expenses related to our clinical trial and development programs;
•
addition or termination of clinical trials or development programs;
•
any intellectual property infringement lawsuit in which we may become involved;
•
the exercise, if any, of the Option;
•
our ability to negotiate and enter into a collaboration agreement with a suitable third party on acceptable terms for the commercialization of reproxalap;
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

Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities. Because of the number and variability of factors that will determine our use of our cash, cash equivalents, and marketable securities, management’s ultimate use of cash, cash equivalents, and marketable securities may vary substantially from the currently intended use. Our management might not apply our cash, cash equivalents, and marketable securities in ways that ultimately increase the value of your investment. We expect to use our cash, cash equivalents, and marketable securities to: fund our planned clinical trials of a number of product candidates; continue to fund the potential NDA resubmission and approval process for reproxalap, including conducting any additional clinical trials or other activities that the FDA may require for approval of reproxalap; fund an initial commercialization and launch of reproxalap, if approved; develop other molecules that relate to immune-mediated disease; pursue regulatory approval for our product candidates; service our debt obligations; and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash, cash equivalents, and marketable securities in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash, cash equivalents, and marketable securities in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

In general, under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that its aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through December 31, 2023, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

Governments may impose price controls, which may adversely affect our future profitability.

We intend to seek approval to market our product candidates in both the United States and in foreign jurisdictions. If we obtain approval in the United States, we will be subject to the Inflation Reduction Act of 2022 (IRA), which, among other things, will allow Department of Health and Human Services (HHS) to negotiate the selling price of certain drugs and biologics that Centers for Medicare & Medicaid Services (CMS) reimburses under Medicare Part B and Part D. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some foreign countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. Furthermore, in some European countries, the authorities conduct a Health Technology Appraisal to assess the cost-effectiveness of the product, which may significantly impact effective access to the market. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

As of December 31, 2023, we had only 10 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

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

We have in the past chosen, and may in the future choose, to enter into development or other strategic partnerships, including collaborations with major biotechnology or pharmaceutical companies. For example, we currently plan to commercialize reproxalap through a collaboration with a third party. We face significant competition in seeking appropriate partners and the negotiation process is time consuming and complex. Moreover, we may not be successful in our efforts to establish other development partnerships or other alternative arrangements for any of our product candidates or programs because our research and development pipeline may be insufficient, our product candidates or programs may be deemed to be at too early a stage of development for collaborative effort, and/or third parties may not view our product candidates or programs as having the requisite commercial or technical potential. Even if we are successful in our efforts to establish development or commercial partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are below expectations. Any delay in entering into development partnership agreements or collaborations related to our product candidates could delay the development and commercialization of our product candidates and reduce competitiveness, if approved.

Moreover, if we fail to maintain partnerships related to our product candidates:

•
the development and/or commercialization of certain of our current or future product candidates may be terminated or delayed;
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

We have in the past, and may in the future, form strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including the continued development or commercialization of reproxalap or our other product candidates. We currently plan to commercialize reproxalap through a collaboration with a third party. Research, development, regulatory and commercialization activities undertaken by our partners, if any, pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our research, development, regulatory and commercialization activities. Strategic alliances may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for reproxalap or our other product candidates because third parties may view the risk of development failure as too significant or the commercial opportunity for our product candidate as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, the growing use of generative AI presents an increased risk of unintentional and/or unauthorized disclosure or use of our intellectual property rights.

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

In order to commercialize our product candidates for those we remain responsible for the commercialization of, we will need to substantially grow the size of our organization. We may encounter difficulties in managing our growth and expanding our operations successfully.

As of December 31, 2023, we only had 10 full-time employees. We currently plan to commercialize reproxalap through a collaboration with a third party. However, if we are not able to establish a suitable collaboration, we may need to grow our organization to continue development and pursue the potential commercialization of reproxalap. In addition, we expect that we will need to grow our organization to continue development and pursue the potential commercialization of our other product candidates, as well as function as a public company. As we seek to advance reproxalap, alone or with others, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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
•
compliance with multiple complex, potentially conflicting and changing governmental regulations and laws;
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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, we may be subject to various state data privacy and security laws and regulations, including the California Consumer Privacy Act, as amended by the CPRA, which, among other things, requires covered “businesses” to provide specific disclosures to California consumers concerning the collection, sale, and sharing of their personal data, and gives such consumers the right to opt-out of certain sales of personal information. The CPRA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase the likelihood of, and the risks associated with, security breach litigation. Additionally, the CPRA created a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions became effective on January 1, 2023. Several states in the U.S. have proposed or enacted laws that contain obligations similar to the CPRA that have taken effect or will take effect in coming years. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation potentially are far-reaching and could increase our potential liability, increase our compliance costs, and adversely affect our business.

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

In the ordinary course of our business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. The EU GDPR and UK GDPR prohibit the transfer of personal data to countries outside of the EEA, or the UK including the United States, that have not been deemed adequate by the European Commission or by the UK data protection regulator, respectively. Switzerland has adopted similar restrictions. Although there are legal mechanisms that allow for the transfer of personal data from the EEA, UK, and Switzerland to the United States, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. For example, legal developments in the EU have created complexity and uncertainty regarding such transfers and data protection authorities from the different EU Member States may interpret the EU GDPR differently. Additionally, guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. These transfer mechanisms have also been subject to various legal challenges. In particular, on July 16, 2020, the Court of Justice of the European Union, in the case of Data Protection Commissioner v. Facebook Ireland Limited, Maximillian Schrems (Case C-311/18) (Schrems II), invalidated the EU-U.S. Privacy Shield Program for transfers of personal data from the EU to the U.S., and added further uncertainty and complexity to the use of standard contractual clauses as a compliance mechanism for transfers of personal data outside the EU.

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

Current and future legislation may increase the difficulty and cost for us to obtain regulatory and marketing approval of and commercialize our product candidates, alone or with others, and may affect the prices we may obtain.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. The risk of securities class action litigation is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. Such litigation could cause us to incur substantial costs and a diversion of management’s attention and resources, which could harm our business.

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
the exercise, if any, of the Option;
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

As of December 31, 2023, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 38% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. To mitigate the threat to our business and address regulatory requirements, we take a comprehensive approach to cybersecurity risk management and have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We continue to make proactive and strategic investments to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are imbedded into our overall risk management governance and are reviewed at least annually by the Audit Committee of our Board of Directors.

Risk Management and Strategy

We've implemented a set of comprehensive cybersecurity and data protection policies and procedures. Our employees and contractors receive regular cybersecurity awareness trainings, including specific topics related to social engineering and email frauds. We have engaged consultants with significant expertise and certifications in cybersecurity related to our industry. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.

Our information security policy is based on recognized industry standards and cover areas such as risk management, data backup, and data recovery. We engage consultants and IT managed service providers (IT MSP), to help us design and implement our cybersecurity policies and procedures. These service providers assist us with monitoring security threats and vulnerabilities and responding to identified cybersecurity incidents, including prompt escalation and timely communication of major security incidents to senior business leadership and the Audit Committee. We conduct cybersecurity penetration testing as warranted to identify and remediate cybersecurity gaps.

Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our current IT consultants and IT MSP, who report to our interim Chief Financial Officer, to manage the risk assessment and mitigation process. Our interim Chief Financial Officer has served in various capacities in enterprise risk management and cybersecurity over five years, including serving as our Data Security Coordinator for the past two years, during which he has overseen our risk management process.

We evaluate each third-party service provider to verify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect the Company.

Governance

Our Board of Directors and Audit Committee are responsible for overseeing our cybersecurity risk management and strategy.

Our interim Chief Financial Officer periodically meets with our IT consultants and IT MSP about the Company’s ongoing compliance and risk management and provides periodic briefings to the Audit Committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.

Cybersecurity Threat Disclosure

There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Although our “Risk Factors” in Item 1A include further detail about the material cybersecurity risks we face, to date, we are not aware of any cybersecurity threats that have materially affected our business. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

Our offices are located in Lexington, Massachusetts. As of December 31, 2023, we had leased approximately 9,351 square feet of office space pursuant to lease that expires in December 2024, with the option to extend through December 2026. Management believes that this office space is suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the lease, additional or alternative space will be available at commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On July 31, 2023, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against us and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). On January 2, 2024, the lead plaintiff filed an amended complaint. The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning (i) the NDA for and the prospects of ADX-2191 for the treatment of primary vitreoretinal lymphoma and (ii) the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired our securities between January 7, 2021, and October 16, 2023, as well as attorneys’ fees and costs. On March 4, 2024, defendants filed a motion to dismiss the amended complaint. We dispute the plaintiff's claims and intend to vigorously defend the suit. At this time, we cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

On October 25, 2023, a purported stockholder filed a derivative complaint in Middlesex Superior Court of the Commonwealth of Massachusetts, captioned Evan Leglar v. Todd C. Brady, et al. (No. 2381-cv-02980), against certain of our executive officers and directors, and naming us as a nominal defendant. The derivative complaint alleges, purportedly on behalf of us, breaches of fiduciary duty and unjust enrichment claims against all defendants. The claims are based on substantially identical allegations as the complaint in the Securities Class Action. The lawsuit seeks, among other things, an award of damages and restitution in favor of us, certain changes to our corporate governance, and attorneys’ fees and costs. On November 14, 2023, the plaintiff voluntarily dismissed all claims without prejudice.

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

Holders of Record

As of December 31, 2023, there were 18 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a biotechnology company devoted to discovering innovative therapies designed to treat immune-mediated diseases. We are developing a novel pharmaceutical platform targeting a class of toxic endogenous small molecules known as RASP (reactive aldehyde species) that are associated with many inflammatory, metabolic, and neurodegenerative diseases. Our RASP modulator product pipeline includes ADX-629, a novel orally administered RASP modulator in clinical development for moderate alcohol-associated hepatitis and Sjögren-Larsson Syndrome. Our preclinical RASP platform includes ADX-246, ADX-248, and other drug candidates in development for systemic inflammatory, metabolic, and retinal diseases. The validity of the RASP platform is supported by reproxalap, our first-in-class product candidate in late-stage development for the treatment of dry eye disease. Reproxalap has demonstrated broad-based, rapid-onset activity and consistent safety across a number of Phase 2 and Phase 3 clinical trials. We have additional product candidates in development, including ADX-2191, which is in clinical development for the treatment of retinitis pigmentosa, a rare retinal disease characterized by inflammation and vision loss. ADX-2191 has received Orphan Drug Designation for the treatment of retinitis pigmentosa.

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

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been drawn-down as of December 31, 2023. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. In December 2022, the Hercules Credit Facility was further amended to, among other things, (i) extend the expiration of the period in which interest-only payments on borrowings from May 1, 2023 to May 1, 2024; (ii) extend the Maturity Date from October 1, 2023 to October 1, 2024; and (iii) extend the availability of the $20.0 million draw-down from May 2023 to May 2024, subject to the satisfaction of certain conditions contained therein. The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the consolidated financial statements contained in this annual report on Form 10-K. As of December 31, 2023, $15.0 million was outstanding under the Hercules Credit Facility, and an additional $20.0 million may be available under the Loan and Security Agreement at our option through May 1, 2024, subject to approval of the Lender’s investment committee.

In March 2021, we entered into an Open Market Sales Agreement SM (2021 Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of December 31, 2023.

We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of our product candidates and, subject to regulatory approval, if any, the commercialization of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. In addition, as capital resources permit, we may augment or otherwise modify the clinical development plans described herein. However, any disruption in the capital markets could make any financing more challenging, and there can be no assurance that we will be able to raise capital on commercially reasonable terms or at all.

Our Agreement with AbbVie

On October 31, 2023 (the Option Agreement Effective Date), we entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid us a non-refundable payment of $1 million in consideration of the Option (the Option Payment).

On December 21, 2023, pursuant to the Option Agreement, AbbVie extended the period during which it may exercise the Option (the Exercise Period Extension) by paying us a non-refundable payment of $5 million (the Option Extension Fee). As a result of the Exercise Period Extension, AbbVie may exercise the Option by delivering written notice to us at any time during the period following the Option Agreement Effective Date until the earlier of (a) the tenth (10th) business day after the date, if any, that we receive approval from the U.S. Food and Drug Administration of the new drug application (NDA) for reproxalap in dry eye disease (the FDA Decision) and (b) the date that is eighteen (18) months after the Option Agreement Effective Date. If the Collaboration Agreement is entered into, the Option Payment and the Option Extension Fee will be credited against the upfront cash payment payable by AbbVie.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, we would be eligible to receive up to approximately $300 million in regulatory, and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap.

Our Agreement with MEEI

We are developing ADX-2191 pursuant to an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (MEEI) originally entered into in July 2016 between MEEI and Helio Vision, Inc. (Helio), as amended, (MEEI Agreement). We assumed the MEEI Agreement in connection with our 2019 acquisition of Helio.

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

In consideration for the rights licensed under the MEEI Agreement, Helio issued MEEI a number of shares of its preferred stock and Helio agreed to pay non-creditable non-refundable license maintenance fees to MEEI of $15,000 on each of the second and third anniversary of the MEEI Agreement, $25,000 on each of the fourth and fifth anniversary of the MEEI Agreement and $35,000 on the sixth and each subsequent anniversary of the MEEI Agreement during the term of such agreement. In addition, Helio was obligated to make future sales-dependent milestone payments to MEEI of up to the low seven figures in the aggregate, as well as royalty payments to MEEI at a rate which, as a percentage of net sales, is in the low single digits for products that incorporate or use the MEEI Patent Rights in the United States and as a percentage in the low single digits for products that incorporate or use the MEEI Patent Rights outside the United States. We are also obligated under the MEEI Agreement to pay MEEI a percentage of certain sublicense revenue that we receive in connection with entering into any sublicensing arrangements with any third parties, at a percentage rate which tiers downward from low-double digits to mid-single digits based on the date of the sublicense. Following our acquisition of Helio, we became obligated to make any future payments owed under the MEEI Agreement. There is no additional equity consideration issuable under the MEEI Agreement.

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

Our Acquisition of Helio Vision, Inc.

On January 28, 2019, we acquired Helio. Upon the closing of the acquisition, we issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. In January 2021, pursuant to the terms of the acquisition agreement, we issued an additional 246,562 shares of common stock to the former securityholders of Helio. Subject to the conditions of the acquisition agreement, we are contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of a NDA for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the closing date; and (b) $2.5 million of common stock following FDA of a NDA for an indication (other than proliferative vitreoretinopathy or a substantially similar label) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of common stock in the aggregate. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million.

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

Substantially all of our research and development expenses to date have been incurred in connection with reproxalap and ADX-2191, as well as the proof of concept trials with ADX-629. We expect our research and development expenses to increase for the foreseeable future as we advance ADX-246 and ADX-248 and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates.

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

We do not expect reproxalap or any of our other product candidates to be commercially available, if at all, before at least the first half of 2025.

General and administrative expenses

Our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees during the years ended December 31, 2023 and 2022. Other general and administrative expenses include insurance premiums, consulting including pre-commercial costs, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the year ended December 31, 2023, comprehensive loss is equal to our net loss of $37.5 million and $0.1 million of losses on marketable securities reclassified to net loss. For the year ended December 31, 2022, comprehensive loss is equal to our net loss of $62.0 million and $0.1 million of unrealized loss on marketable securities.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this annual report on Form 10-K, we believe that the following accounting estimates are the most critical in order to fully understand and evaluate our financial condition and results of operations.

Accrued and Deferred Research and Development Expenses

As part of the process of preparing financial statements, we are required to estimate our accrual for and any remaining deferred balances pertaining to our research and development expenses. This process involves the following:

•
communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;
•
estimating and accruing or deferring expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
•
periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue or deferred include:

•
fees paid to investigative sites in connection with clinical studies;
•
fees paid to contract manufacturing organizations in connection with non-clinical development, preclinical research, and the production of clinical study materials; and
•
professional service fees for consulting and related services.

We base our expense accruals and deferrals related to non-clinical development, preclinical studies, and clinical trials on our estimates of the services received and efforts expended pursuant to contracts with organizations/consultants that conduct and manage clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts may depend on many factors, such as the successful enrollment of patients, site initiation, and the completion of clinical study milestones. Our service providers generally invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur, or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not experienced significant changes in our estimates of accrued or deferred research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2023, we had federal and state income tax net operating loss (NOL) carryforwards of approximately $250.6 million and $242.5 million, respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards will expire at various dates through 2043. Federal NOLs generated during the years ended December 31, 2018 and thereafter will carry forward indefinitely. As of December 31, 2023, we had federal and state research and development tax credit carryforwards of approximately $10.1 million and $2.1 million, respectively, which will expire at various dates through 2043. Additionally, as of December 31, 2023, we had a federal orphan drug tax credit carryforward of approximately $2.1 million that expires in 2043.

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

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021 that four ownership changes occurred since inception. Management believes that its aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through December 31, 2023, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations.

Recent Accounting Pronouncements

Recent accounting pronouncements which may be applicable to us are described in Note 2 to our Consolidated Financial Statements included in the annual report on Form 10-K.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including the progress of our research and development efforts, the timing and outcome of clinical trials, regulatory requirements, and the exercise, if any, of the Option, including any related commercialization costs. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses.

Comparison of Years Ended December 31, 2023 and 2022

Net loss. Net loss for the years ended December 31, 2023 and 2022 was approximately $37.5 million and $62.0 million, respectively. As of December 31, 2023, we had total stockholders’ equity of $119.8 million. Losses have resulted principally from costs incurred in our clinical trials and other research and development programs, and from our general and administrative expenses.

Research and development expenses. Research and development expenses were $29.5 million for the year ended December 31, 2023 compared to $47.3 million for the same period in 2022. The decrease of $17.8 million is primarily related to a decrease in external clinical development costs, drug product manufacturing costs, consulting expenditures, and personnel costs, partially offset by an increase in external preclinical development costs.

General and administrative expenses. General and administrative expenses were $13.3 million for the year ended December 31, 2023, compared to $15.4 million for the year ended December 31, 2022. The decrease of approximately $2.1 million is primarily related to lower consulting expenditures and personnel costs, partially offset by an increase in legal expenditures.

Other income (expense). Total other income (expense) was approximately $5.3 million for the year ended December 31, 2023, compared to $0.7 million for the year ended December 31, 2022. The increase in total other income (expense), was principally due to an increase in interest income as a result of increased interest rates on our investments.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At December 31, 2023, we had total stockholders’ equity of approximately $119.8 million and cash and cash equivalents of $142.8 million. During the year ended December 31, 2023, we had net loss of approximately $37.5 million. We expect to generate operating losses for the foreseeable future.

In March 2021, we entered into an Open Market Sales Agreement SM (2021 Jefferies Sales Agreement) with Jefferies LLC (Jefferies), as sales agent, pursuant to which we may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. We have no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of December 31, 2023.

In March 2019, we entered into the Hercules Credit Facility (the Loan and Security Agreement), pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan and Security Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche and the 2021 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. On April 20, 2021, we entered into the First Amendment (First Amendment) to Loan and Security Agreement with Hercules. The First Amendment, among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement to the greater of (a) the Prime Rate plus 3.10% or (b) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions, which conditions were satisfied in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. On December 22, 2022, we entered into the Second Amendment (Second Amendment) to the Loan and Security

Agreement with Hercules, which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2023 to May 1, 2024; (ii) extended the Maturity Date from October 1, 2023 to October 1, 2024 (Maturity Date); (iii) extended the availability of the Fourth Loan Tranche commitment of $20 million from May 1, 2023 to May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. The ability to draw the Fourth Loan Tranche remains conditioned on approval by the Lenders’ investment committee. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (A) the Maturity Date, as amended, or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. The existing end of term charge of $1,042,500 (End of Term Charge) was paid on October 2, 2023. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, commences upon expiration of the interest-only period and continues through the Maturity Date.

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of December 31, 2023, $15.0 million was outstanding under the Loan and Security Agreement, and an additional $20.0 million under the Fourth Loan Tranche at our option through May 1, 2024, subject to approval of the Lender’s investment committee.

On October 31, 2023 (the Option Agreement Effective Date), we entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid us a non-refundable payment of $1 million in consideration of the Option (the Option Payment).

On December 21, 2023, pursuant to the Option Agreement, AbbVie extended the period during which it may exercise the Option (the Exercise Period Extension) by paying us a non-refundable payment of $5 million (the Option Extension Fee). As a result of the Exercise Period Extension, AbbVie may exercise the Option by delivering written notice to us at any time during the period following the Option Agreement Effective Date until the earlier of (a) the tenth (10th) business day after the date, if any, that we receive approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision) and (b) the date that is eighteen (18) months after the Option Agreement Effective Date. If the Collaboration Agreement is entered into, the Option Payment and the Option Extension Fee will be credited against the upfront cash payment payable by AbbVie.

AbbVie may exercise the Option by delivering the Option Exercise Notice to us at any time during the period following the Option Agreement Effective Date until the earlier of (a) the tenth (10th) business day after the FDA Decision Date and (b) the date that is eighteen (18) months after the Option Agreement Effective Date.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, we would be eligible to receive up to approximately $300 million in regulatory, and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap.

Based on our current operating plan, we believe that our cash and cash equivalents, as of December 31, 2023, will be sufficient to fund our currently projected operating expenses and debt obligations beyond 2026, including continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization (as applicable) of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities and regulatory activities, commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap, and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•
the costs, timing, and outcome of regulatory review of reproxalap, including any additional trials the FDA or other regulatory agencies may require for approval or label expansion;
•
the progress, costs, and results of any clinical activities for regulatory review of reproxalap outside of the United States;
•
the exercise, if any, of the Option;
•
the costs and timing of process development and manufacturing scale up activities associated with reproxalap;
•
the costs of commercialization activities for reproxalap if we receive marketing approval and pre commercialization costs for reproxalap incurred prior to receiving, any such marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;
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

Cash Flows. The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(30,326,128)	$(56,637,187)
Net cash provided by (used in) investing activities	30,000,000	(29,954,530)
Net cash (used in) provided by financing activities	(1,270,220)	1,220,092
Net decrease in cash and cash equivalents	$(1,596,348)	$(85,371,625)

Operating Activities. Net cash used in operating activities was $30.3 million in 2023, compared to net cash used in operating activities of $56.6 million in 2022. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for 2023 as compared to 2022 was principally due to a decrease in our net loss, primarily from research and development activities; changes in accrued expenses, due to the amount and timing of payments for research and development activities; changes in prepayments, due to timing of payment and collection of a receivable; and a decrease in stock compensation and an increase in deferred collaboration revenue with AbbVie.

Investing Activities. Net cash provided by investing activities in 2023 was $30.0 million compared to net cash used in investing activities in 2022 of $30.0 million. Net cash provided by investing activities primarily related to the maturities of marketable securities in 2023. Net cash used in investing activities primarily related to the net purchases and maturities activity of marketable securities for 2022.

Financing Activities. Net cash used in financing activities was $1.3 million for the year ended December 31, 2023 and consisted of stock withheld for tax obligations on option settlement proceeds and repayment of the end of term fee on our long-term debt, offset by proceeds from stock option exercises and stock purchases under the employee stock purchase plan. Net cash provided by financing activities of $1.2 million for year ended 2022, consisted of proceeds from stock option exercises and stock purchases under the employee stock purchase plan.

Off-Balance Sheet Arrangements. Through December 31, 2023, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are allowed to comply with the disclosure obligations applicable to a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, with respect to this Annual Report on Form 10-K, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is contained on pages 107 through 132 of this annual report on Form 10-K and is incorporated herein by reference.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on the assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we qualified as a “smaller reporting company and non-accelerated filer.”

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the three months ended December 31, 2023, neither we nor any of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2023 (Proxy Statement), and is incorporated in this annual report on Form 10-K by reference.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information as of December 31, 2023, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2023 Equity Incentive Plan (2023 Equity Plan), 2013 Equity Incentive Plan (Amended 2013 Plan), 2010 Employee, Director and Consultant Equity Incentive Plan (2010 Plan), and our 2016 Employee Stock Purchase Plan (2016 ESPP).

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	6,813,313	(1)	$6.40	(2)	8,053,156	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	6,813,313	(1)	$6.40	(2)	8,053,156	(3)

(1)
Of these shares, 944,497 were underlying then outstanding restricted stock unit awards, 5,724,105 were subject to options then outstanding under the Amended 2013 Plan, and 144,711 were subject to options then outstanding under the 2023 Equity Plan.

(2)
Does not take into account restricted stock units, which have no exercise price.
(3)
Represents 5,707,730 shares of common stock available for issuance under our 2023 Equity Plan and 2,345,426 shares of common stock available for issuance under our 2016 ESPP. No shares are available for future issuance under the Amended 2013 Plan and 2010 Plan. Our 2016 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year equal to the lesser of: (1) 1% of the shares of common stock outstanding at that time; and (2) such other amount as our board of directors may determine. On January 2, 2024, an additional 588,897 shares became available for future issuance under the 2016 ESPP. The additional shares from the annual increase on January 2, 2024 are not included in the table above.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 1, 2020, and incorporated herein by reference)

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

10.9†

Aldeyra Therapeutics, Inc. Amended and Restated Change in Control Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (as filed on August 5, 2021, and incorporated herein by reference))

10.10

Lease Agreement by and between WLC Three VI, L.L.C. and the Registrant, dated as of September 11, 2017 (filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (as filed on November 9, 2017, and incorporated herein by reference))

10.11

First Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of November 27, 2017 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (as filed on March 29, 2018, and incorporated herein by reference))

10.12

Second Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of October 7, 2020 (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (as filed on November 5, 2020 and incorporated herein by reference))

10.13

Third Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of August 12, 2021 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (as filed on October 26, 2021 and incorporated herein by reference))

10.14*	Fourth Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of November 22, 2023

10.15†

Amendment No. 1 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q (as filed on August 10, 2016, and incorporated herein by reference))

10.16†

Amendment No. 2 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.29 to the Registrant’s Quarterly Form 10-Q (as filed on August 9, 2018, and incorporated herein by reference))

10.17†

Aldeyra Therapeutics, Inc. 2016 Employee Stock Purchase Plan (filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q (as filed on August 10, 2016, and incorporated herein by reference))

10.18

Agreement and Plan of Merger, dated as of January 24, 2019, by and among Aldeyra Therapeutics, Inc., Helio Vision, Inc., Halo Merger Sub, Inc., Halo Merger Sub, LLC and Josef von Rickenbach, as the Securityholder Representative (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (as filed on January 29, 2019, and incorporated herein by reference))

10.19†

Offer Letter, effective as of October 21, 2015, between the Registrant and Stephen Machatha, Ph.D.(filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (as filed on March 17, 2022, and incorporated herein by reference))

10.19(a)†

Offer Letter Amendment No. 1, effective as of January 1, 2018, between the Registrant and Stephen Machatha, Ph.D. (filed as Exhibit 10.19(a) to the Registrant’s Annual Report on Form 10-K (as filed on March 17, 2022, and incorporated herein by reference))

10.19(b)†

Offer Letter Amendment No. 2, effective as of March 23, 2021, between the Registrant and Stephen Machatha, Ph.D. (filed as Exhibit 10.19(b) to the Registrant’s Annual Report on Form 10-K (as filed on March 17, 2022, and incorporated herein by reference))

10.20

Loan and Security Agreement, dated as of March 25, 2019, by and among the Registrant, certain subsidiaries of the Registrant from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (as filed on March 26, 2019, and incorporated herein by reference))

10.21

First Amendment to Loan and Security Agreement, dated April 20, 2021, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 21, 2021, and incorporated herein by reference)

10.22

Second Amendment to Loan and Security Agreement, dated December 22, 2022 and effective as of December 31, 2022, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 27, 2022, and incorporated herein by reference).

10.23**

Exclusive License Agreement, effective as of July 7, 2016, between the Massachusetts Eye and Ear Infirmary and Helio Vision, Inc. (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (as filed on March 12, 2020, and incorporated herein by reference))

10.24**

Amendment Number 1 and Waiver Agreement dated December 20, 2018 by and between Helio Vision, Inc. and the Massachusetts Eye and Ear Infirmary (filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (as filed on March 12, 2020, and incorporated herein by reference))

10.25†

Offer Letter, effective as of November 27, 2019, between the Registrant and Bruce Greenberg (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (as filed on March 9, 2023, and incorporated herein by reference))

10.26+	Exclusive Option Agreement, between the Registrant and AbbVie Inc., dated as of October 31, 2023

10.27†

Aldeyra Therapeutics, Inc. 2023 Equity Incentive Plan, form of option agreement, and form of RSU agreement thereunder (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (as filed on August 3, 2023, and incorporated herein by reference))

21.1*	Subsidiaries of Aldeyra Therapeutics, Inc.

23.1*	Consent of BDO USA, P.C. independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

97	Aldeyra Therapeutics, Inc. Policy for the Recovery of Erroneously Awarded Compensation

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Compensation Arrangement.

‡ Confidential treatment has been granted with respect to certain portions of this document.

* Filed herewith.

** Certain information (indicated by “*****”) has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

+ In accordance with Item 601(b)(10)(iv) certain information (indicated by “[****]”) has been excluded from this exhibit because it is both not material and is the type that the Company treats as private or confidential.

The Exhibits listed in the Exhibit Index are filed as part of this annual report on Form 10-K.

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Commonwealth of Massachusetts, on March 7, 2024.

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

Signature	Title	Date

/s/ Todd C. Brady, M.D., Ph.D.	Chief Executive Officer and Director	March 7, 2024
Todd C. Brady, M.D., Ph.D.	(principal executive officer)

/s/ Bruce Greenberg	Senior Vice President of Finance, Interim Chief Financial Officer	March 7, 2024
Bruce Greenberg	(principal financial and accounting officer)

/s/ Richard H. Douglas, Ph. D.	Chairman of the Board of Directors	March 7, 2024
Richard H. Douglas, Ph.D.

/s/ Ben Bronstein, M.D.	Director	March 7, 2024
Ben Bronstein, M.D.

/s/ Martin J. Joyce	Director	March 7, 2024
Martin J. Joyce

/s/ Nancy Miller-Rich	Director	March 7, 2024
Nancy Miller-Rich

/s/ Gary Phillips, M.D.	Director	March 7, 2024
Gary Phillips, M.D.

/s/ Neal Walker, D.O.	Director	March 7, 2024
Neal Walker, D.O.

ALDEYRA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Aldeyra Therapeutics, Inc.

Lexington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aldeyra Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Estimation of Accrued or Deferred Research & Development Clinical Trial Expenses

As described in Notes 2, 7 and 8 to the consolidated financial statements, the Company’s deferred research and development expenses and accrued research and development expenses totaled approximately $4.5 million and $1.7 million, respectively, as of December 31, 2023. A portion of the accrued research and development expenses and the deferred research & development expenses relate to clinical trial activities. Clinical trial activities pertain to third-party services, including subject-related fees at the sites where the Company’s clinical trials are being conducted and investigator fees, amongst other costs. Costs associated with these clinical trial expenses are generally payable on the passage of time or when certain milestones are achieved. Accrued liabilities are recorded related to those clinical trial expenses for which vendors have not yet billed the Company with respect to services provided that the Company has received. The accrual for these clinical trial expenses is based on such assumptions as expected total cost, the number of subjects and clinical trial sites and length of the study. Payments made by the Company in advance for clinical trial services not yet provided and/or for materials not yet received are recorded as deferred research & development expenses. Actual results may differ from these estimates.

We identified the determination of accrued clinical trial expenses for certain contracts and deferred clinical trial expenses for certain contracts as a critical audit matter. Estimating certain assumptions related to expected total cost, the number of subjects and clinical trial sites and length of the study for certain contracts requires significant judgment due to the subjectivity and uncertainty of these assumptions. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address the matter.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of certain assumptions related to expected total cost, the number of subjects and clinical trial sites, and length of the study for certain contracts, by: i) evaluating the consistency of those assumptions for certain contracts with the Company’s press releases and other public information, ii) evaluating the consistency of those assumptions for certain contracts with the Company’s communications with vendors relating to these contracts, iii) interviewing respective clinical operations personnel to obtain information related to the status of the projects, iv) assessing original clinical vendor contract terms and change orders for the certain contracts, including the expected timeline for the related study, v) confirming clinical costs, contracted fees and total amounts billed with the clinical vendors to evaluate the completeness of costs in the estimates and vi) evaluating patient enrollment status.
•
Testing the completeness and accuracy of the data used in the estimate of certain assumptions for clinical trial expenses for certain contracts, by inspecting on a sample basis invoices received from and payments made by the Company to clinical vendors throughout the year and comparing invoice and payment amounts to the related contract details.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

March 7, 2024

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$142,823,016	$144,419,364
Marketable securities	—	29,881,520
Prepaid expenses and other current assets	4,987,317	6,722,229
Total current assets	147,810,333	181,023,113
Fixed assets, net	5,764	19,279
Right-of-use assets	510,814	249,265
Total assets	$148,326,911	$181,291,657
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,338,057	$133,625
Accrued expenses	5,536,464	14,065,885
Current portion of long-term debt	15,146,546	911,763
Operating lease liabilities	239,183	249,265
Total current liabilities	22,260,250	15,360,538
Deferred collaboration revenue, long-term	6,000,000	—
Operating lease liabilities, long-term	271,631	—
Long-term debt, net of current portion	—	14,923,090
Total liabilities	28,531,881	30,283,628
Commitments and contingencies (Notes 3, 9, & 13)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 59,195,951 and 58,560,078 shares issued and outstanding, respectively	59,196	58,560
Additional paid-in capital	513,994,982	507,770,045
Accumulated other comprehensive loss	—	(103,938)
Accumulated deficit	(394,259,148)	(356,716,638)
Total stockholders’ equity	119,795,030	151,008,029
Total liabilities and stockholders’ equity	$148,326,911	$181,291,657

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2023	2022
Operating expenses:
Research and development	$29,458,719	$47,306,066
General and administrative	13,335,364	15,373,921
Loss from operations	(42,794,083)	(62,679,987)
Other income (expense):
Interest income	7,323,008	2,349,449
Interest expense	(2,071,435)	(1,694,098)
Total other income, net	5,251,573	655,351
Net loss	$(37,542,510)	$(62,024,636)
Net loss per share - basic and diluted	$(0.64)	$(1.06)
Weighted average common shares outstanding - basic and diluted	58,943,205	58,405,897

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2023	2022
Net loss	$(37,542,510)	$(62,024,636)
Other comprehensive income (loss):
Unrealized loss on marketable securities	—	(103,938)
Reclassification of losses to net loss	103,938	—
Total other comprehensive income (loss)	$103,938	$(103,938)
Comprehensive loss	$(37,438,572)	$(62,128,574)

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2021	58,081,215	$58,081	$500,369,444	$—	$(294,692,002)	$205,735,523
Stock-based compensation	—	—	6,180,988	—	—	6,180,988
Release of restrictions on Helio founders’ shares	10,890	11	(11)	—	—	—
Issuance of common stock, exercise of stock options	236,962	237	1,123,190	—	—	1,123,427
Issuance of common stock, employee stock purchase plan	28,485	29	96,636	—	—	96,665
Issuance of common stock, vested restricted stock awards	202,526	202	(202)	—	—	—
Other comprehensive loss	—	—	—	(103,938)	—	(103,938)
Net loss	—	—	—	—	(62,024,636)	(62,024,636)
Balance, December 31, 2022	58,560,078	58,560	507,770,045	(103,938)	(356,716,638)	151,008,029
Stock-based compensation	—	—	6,453,293	—	—	6,453,293
Issuance of common stock, exercise of stock options	306,328	307	193,822	—	—	194,129
Issuance of common stock, employee stock purchase plan	26,168	26	111,076			111,102
Issuance of common stock, vested restricted stock awards	377,184	377	(377)	—	—	—
Common stock withheld for tax obligations on option exercise	(73,807)	(74)	(532,877)	—	—	(532,951)
Other comprehensive income	—	—	—	103,938	—	103,938
Net loss	—	—	—	—	(37,542,510)	(37,542,510)
Balance, December 31, 2023	59,195,951	$59,196	$513,994,982	$—	$(394,259,148)	$119,795,030

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,542,510)	$(62,024,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,752,771	8,288,976
Non-cash interest expense	354,193	331,150
Net amortization of premium on marketable securities	(14,542)	(47,245)
Depreciation and amortization expense	262,780	258,707
Change in operating assets and liabilities:
Prepaid expenses and other current assets	1,734,912	(3,760,448)
Accounts payable	1,204,432	(886,077)
Accrued expenses and other liabilities	(8,078,164)	1,202,386
Deferred collaboration revenue	6,000,000	—
Net cash used in operating activities	(30,326,128)	(56,637,187)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	—	(16,317)
Purchases of marketable securities	—	(92,938,213)
Maturities of marketable securities	30,000,000	63,000,000
Net cash provided by (used in) investing activities	30,000,000	(29,954,530)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	194,129	1,123,427
Tax withholding payments for net share-settled equity awards	(532,951)	—
Proceeds from employee stock purchase plan	111,102	96,665
Debt end of term charge paid in cash	(1,042,500)	—
Net cash (used in) provided by financing activities	(1,270,220)	1,220,092
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,596,348)	(85,371,625)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144,419,364	229,790,989
CASH AND CASH EQUIVALENTS, END OF PERIOD	$142,823,016	$144,419,364
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,702,188	$1,338,542

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Aldeyra Therapeutics, Inc. (Aldeyra, Company, we, us and our) was incorporated in the state of Delaware on August 13, 2004 as Neuron Systems, Inc. On December 20, 2012, the Company changed its name to Aldexa Therapeutics, Inc. and, on March 17, 2014, the Company changed its name to Aldeyra Therapeutics, Inc. Aldeyra, together with its wholly-owned subsidiaries, is a clinical-stage biotechnology company devoted to discovering innovative therapies designed to treat immune-mediated diseases.

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

Based on its current operating plan, the Company believes that its cash and cash equivalents will be sufficient to fund the Company’s currently projected operating expenses and debt obligations for at least the next 12 months from the date the financial statements are issued. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company has based its projections of operating capital requirements on its current operating plan, which includes several assumptions that may prove to be incorrect, and the Company may use all of its available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any of its product candidates for which the Company may receive marketing approval; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional funding, it could be forced to delay, reduce or eliminate its research and development programs and its reproxalap commercialization efforts.

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

Loss Contingencies – The outcome of loss contingencies, legal proceedings, indemnification matters, and claims brought against us is subject to uncertainty. An estimated loss contingency is accrued by a charge to earnings if it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. Determination of whether to accrue a loss requires evaluation of the probability of an unfavorable outcome and the ability to make a reasonable estimate. Changes in these estimates could affect the timing and amount of accrual of loss contingencies and could be material to the financial statements.

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

Marketable Securities – Marketable securities consist of government securities and obligations with original maturities of more than 90 days. Debt investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of other comprehensive income/(loss). Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each balance sheet date.

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

Intellectual Property – The legal and professional costs incurred by the Company to acquire its patent rights are expensed as incurred and included in general and administrative expenses. At December 31, 2023 and 2022, the Company has determined that these expenses have not met the criteria to be capitalized since the future benefits to be derived from the patents is uncertain. Intellectual property related expenses for the years ended December 31, 2023 and 2022 were $1.2 million and $1.0 million, respectively.

Collaborative Arrangements – The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC 808, Collaborative Arrangements (ASC 808). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain units of account, the Company first determines which units of account of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606), if any, and which units of may be subject to other specific recognition guidance, if any. For units of account of collaboration arrangements that are accounted for pursuant to ASC 808, and not subject to other specific recognition guidance, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election.

For collaboration arrangements that are within the scope of ASC 808, the Company evaluates the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. Payments or reimbursements that are the result of a collaborative relationship instead of a customer relationship, such as co-development and co-commercialization activities, are recorded as research and development expense or selling, general and administrative expense, in the event of a payment to the collaborative partner in a period, or a reduction to these expense line items in the event of a reimbursement from the collaboration partner in a period, as appropriate.

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

Preclinical and clinical trial expenses relate to third-party services, subject-related fees at the sites where the Company’s clinical trials are being conducted, laboratory costs, analysis costs, toxicology studies and investigator fees. Costs associated with these expenses are generally payable on the passage of time or when certain milestones are achieved. Expense is recorded during the period incurred or in the period in which a milestone is achieved. In order to ensure that the Company has adequately provided for preclinical and clinical expenses during the proper period, the Company maintains an accrual for these expenses. These accruals are assessed on a quarterly basis and are based on such assumptions as expected total cost, the number of subjects and clinical trial sites and length of the study. Actual results may differ from these estimates and could have a material impact on the Company’s reported results. The Company’s historical accrual estimates have not been materially different from actual costs.

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

Stock-Based Compensation – Stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation – Stock Compensation. For options, the fair value of stock-based payments is estimated, on the date of grant, using the Black-Scholes option pricing model. For restricted stock units, fair value is based on the fair value of the underlying stock on the date of grant. The resulting fair value for restricted stock units and options expected to vest is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the applicable restricted stock units or option. The Company records the effect of forfeitures and cancellations when they occur.

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

Comprehensive Loss – Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For December 31, 2023, comprehensive loss is equal to the Company’s net loss of $37.5 million and a reclassification of losses on marketable securities to net loss of $0.1 million. For December 31, 2022, comprehensive loss is equal to the Company's net loss of $62.0 million and an unrealized loss on marketable securities of $0.1 million.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the disclosure requirements related to the new standard.

3. HELIO VISION ACQUISITION

On January 28, 2019 (Closing Date), the Company acquired Helio Vision, Inc. (Helio). As a result of the acquisition, the Company initially issued an aggregate of 1,160,444 shares of common stock to the former securityholders and an advisor of Helio. The founders of Helio were issued 568,627 shares and non-founders were issued 591,817 shares. The Helio founders’ shares were subject to vesting based on continued service to the Company through January 28, 2022. The Company recognized the expense associated with the founders’ restricted shares as research and development compensation expense on a straight-line basis as the shares vested over the three-year period. For the year ended December 31, 2022, the Company recorded $0.1 million of research and development compensation expense, for the founders’ restricted shares. There are no further obligations related to founders’ restricted shares.

In January 2021, pursuant to the terms of the acquisition agreement, the Company issued 246,562 shares of its common stock to the former securityholders of Helio (January Shares). In addition, the Company, subject to the conditions of the acquisition agreement, is contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of an new drug application (NDA) for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the Closing Date; and (b) $2.5 million of common stock following FDA approval of an NDA for an indication (other than proliferative vitreoretinopathy or a substantially similar label) prior to the 12th anniversary of the Closing Date (the shares of common stock issuable pursuant to the preceding clauses (a) and (b) are referred to herein as the Milestone Shares), provided that in no event shall the Company be obligated to issue more than an aggregate of 5,248,885 shares of common stock in connection with the Helio acquisition. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million in the aggregate.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through December 31, 2023. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the founders as compensation expense and to the Helio non-founders as an IPR&D expense if there is no alternative future use. No other milestones related to the remaining Milestone Shares are considered probable of being achieved as of December 31, 2023.

4. NET LOSS PER SHARE

For the years ended December 31, 2023 and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Years ended December 31,
	2023	2022
Options to purchase common stock	5,868,816	5,403,982
Nonvested restricted stock units	944,497	1,184,603
Total of common stock equivalents	6,813,313	6,588,585

5. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At December 31, 2023, cash and cash equivalents were comprised of:

	Carrying Amount	Estimated Fair Value	Cash and Cash Equivalents
Cash	$128,510,451	$128,510,451	$128,510,451
Money market funds	14,312,565	$14,312,565	14,312,565
Total cash and cash equivalents	$142,823,016	$142,823,016	$142,823,016

There were no marketable securities held at December 31, 2023.

At December 31, 2022, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$135,151,081	$—	$—	$135,151,081	$135,151,081	$—
Money market funds	9,268,283	—	—	9,268,283	9,268,283	—
Total cash and cash equivalents	$144,419,364	$—	$—	$144,419,364	$144,419,364	$—

U.S. government agency securities	$29,985,458	$—	$(103,938)	$29,881,520	$—	29,881,520
Available for sale (1)	29,985,458	—	(103,938)	29,881,520	—	29,881,520
Total cash, cash equivalents, and current marketable securities					$144,419,364	$29,881,520

(1)
Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive loss.

The contractual maturities of all cash equivalents and available for sale securities were less than one year at December 31, 2023

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

The following table presents information about the Company’s assets measured at fair value at December 31, 2023 and December 31, 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$14,312,565	$—	$—	$14,312,565
Total assets at fair value	$14,312,565	$—	$—	$14,312,565

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$9,268,283	$—	$—	$9,268,283
U.S. government agency securities (b)	—	29,881,520	—	29,881,520
Total assets at fair value	$9,268,283	$29,881,520	$—	$39,149,803

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

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2023 and 2022 were:

	December 31,	December 31,
	2023	2022
Deferred research and development expenses	$4,463,783	$2,605,252
Prepaid insurance expenses	340,388	432,230
Other current receivables	—	3,242,026
Miscellaneous prepaid expenses and other current assets	183,146	442,721
Total prepaid expenses and other current assets	$4,987,317	$6,722,229

8. ACCRUED EXPENSES

Accrued expenses at December 31, 2023 and 2022 were:

	December 31,	December 31,
	2023	2022
Accrued compensation	$3,087,937	$3,821,904
Accrued research and development expenses	1,687,327	8,476,422
Accrued other expenses	761,200	1,767,559
Total accrued expenses	$5,536,464	$14,065,885

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

In connection with the Hercules Credit Facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, the End of Term Charge, which was paid in October 2023, and the Company will be required to pay the Supplemental End of Term Charge. The Company paid the End of Term Charge on October 2, 2023 in the amount of $1,042,500. The fees and transaction costs are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. The End of Term Charge was amortized to interest expense from 2019 through October 2023, and the Supplemental End of Term Charge is amortized to interest expense from December 2022 through the Maturity Date, both using the effective interest method. The effective interest rate was 13.2% at December 31, 2023. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment, including a prepayment charge equal to 0.75% of the principal amount being prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter.

Following the effective time of the First Amendment and the Second Amendment and as of December 31, 2023, an aggregate of $35 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15 million of which was funded prior to the date of the First Amendment.

Long-term debt consisted of the following:

	December 31,	December 31,
	2023	2022
Term loan payable	$15,000,000	$15,000,000
End of term charge	173,646	911,763
Unamortized debt issuance costs	(27,100)	(76,910)
Less: current portion	(15,146,546)	(911,763)
Total long-term debt	$—	$14,923,090

Future principal payments, including the End of Term Charge, are as follows for the years ending December 31:

2024	15,292,500
Total	$15,292,500

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of December 31, 2023, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10. STOCKHOLDERS’ EQUITY

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2023, a total of 5,868,816, 5,707,730, and 2,345,426, shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards under the Company’s 2023 Equity Plan, and (iii) the issuance of shares under the 2016 ESPP, respectively.

2021 Jefferies Sales Agreement

In March 2021, the Company entered into an Open Market Sales Agreement SM with Jefferies LLC (Jefferies), as sales agent (2021 Jefferies Sales Agreement), pursuant to the 2021 Jefferies Sales Agreement, the Company may offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. The Company has no obligation to sell any shares under the 2021 Jefferies Sales Agreement, and could at any time suspend solicitations and offers under the 2021 Jefferies Sales Agreement. No sales had been made pursuant to the 2021 Jefferies Sales Agreement as of December 31, 2023.

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

As of December 31, 2023, the Company had federal and state income tax net operating loss (NOL) carryforwards of approximately $250.6 million and $242.5 million, respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards will expire at various dates through 2043. The federal NOL carryforwards generated during the year ended December 31, 2018 and thereafter will carryforward indefinitely. As of December 31, 2023, the Company had federal and state research and development tax credit carryforwards of approximately $10.1 million and $2.1 million, respectively, which will expire at various dates through 2043. Additionally, as of December 31, 2023, the Company had a federal orphan drug tax credit carryforward of approximately $2.1 million that expires in 2043.

On August 16, 2022 President Biden signed into law the Inflation Reduction Act (IRA). From a tax perspective, the IRA provisions includes a new corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income (AFSI) for corporations with over $1 billion in profits, a new excise tax on corporate stock buybacks and increased funding for IRS enforcement. A company’s AFSI can be reduced by net operating losses, foreign tax credits, general business credits and depreciation for property under Section 197. To determine its US federal income tax liability, a company will need to compute taxes under both systems — the regular tax system and the CAMT system. The company then will pay the larger amount as its tax liability in any given year. The Company does not expect to fall into the CAMT system. The IRA provisions have no impact on the Company’s financial statements for the period ended December 31, 2023.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	Years ended December 31,
	2023	2022
Deferred Tax Assets
Federal & state NOL carryforward	$67,953,701	$64,840,595
Federal & state R&D credit carryforward	13,794,138	12,110,003
Deferred costs	1,012,032	342,210
Intangibles – net	78,378	78,378
Accounts payable and accrued expenses	2,135,899	2,004,737
Reserves	28,396	28,396
Stock options	3,323,000	4,042,117
Capitalized R&D expenses	16,489,741	11,151,910
Other items	167,126	98,552
Gross deferred tax assets	104,982,411	94,696,898
Valuation allowance	(104,842,857)	(94,628,799)
Deferred tax assets, net	$139,554	$68,099
Deferred Tax Liabilities
Right of use asset	(139,554)	(68,099)
TOTAL	$—	$—

The change in valuation allowance of $10.2 million from December 31, 2022 to December 31, 2023 was primarily the result of an increase in capitalized R&D expenses, net operating losses, and tax credits.

The components of the income tax benefit for the years ended December 31, 2023 and 2022, are as follows:

Years ended December 31,
	2023	2022
Deferred Taxes
Federal	$—	$—
State	—	—
Total income tax benefit	$—	$—

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

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock within the testing period, even those outside the Company’s control such as purchases or sales by investors, could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. The Company believes, prior to December 31, 2021 that four ownership changes occurred since inception. Management believes that its aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. Management believes there were no ownership changes from December 31, 2021 through December 31, 2023, based on a review of the Company's equity history during that period. Any future ownership changes, including those resulting from any recent or future financing activities, may cause our existing tax attributes to have additional limitations.

As of December 31, 2023, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2022, 2021, and 2020. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

A reconciliation of the federal statutory tax rate of 21% to the Company’s effective income tax rates are as follows:

	Years ended December 31,
	2023	2022
Statutory tax rate	21.00%	21.00%
State taxes, net of federal benefits	5.20%	6.05%
Federal research and development credits	4.50%	4.12%
Change in valuation allowance	(27.21)%	(28.66)%
Stock-based compensation	(3.45)%	(2.53)%
Other	(0.04)%	0.02%
Effective tax rate	0.00%	0.00%

12. STOCK INCENTIVE PLAN

The Company approved the 2013 Equity Incentive Plan in October 2013. On June 30, 2023, the 2013 Equity Incentive Plan was replaced by the 2023 Equity Incentive Plan (2023 Equity Plan). Prior to its replacement by the 2023 Equity Plan, the 2013 Equity Incentive Plan was amended in June 2016 and June 2018, (Amended 2013 Plan). The Amended 2013 Plan provides for the granting of stock options, restricted stock units (RSU), stock appreciation rights, and stock units to certain employees, members of the board of directors and consultants of the Company. The aggregate number of common shares that previously could have been issued under the Amended 2013 Plan automatically increase on the first business day of each year by a number of shares equal to the lower of (a) 6% of the total number of shares of common stock outstanding on the last calendar day of the prior fiscal year, or (b) a number of shares of common stock determined by the Company’s board of directors. As of December 31, 2023, options to purchase 5,724,105 shares of common stock at a weighted average exercise price of $6.35 per share and 944,497 shares of common stock underlying restricted stock units remained outstanding under the Amended 2013 Plan.

In May 2023, the Company's Board of Directors authorized the 2023 Equity Plan to replace the Amended 2013 Plan. On June 30, 2023, the Company's stockholders approved the 2023 Equity Plan at the Company's 2023 annual meeting of stockholders. Pursuant to the 2023 Equity Plan, the Company will not make any further grants under the Amended 2013 Plan following June 30, 2023, though awards previously granted under the Amended 2013 Plan will remain outstanding. The 2023 Equity Plan is effective for a period of ten years after June 30, 2023, and a total of 5,450,000 additional shares of the Company’s common stock, in addition to shares of the Company’s common stock that are subject to awards granted under the Amended 2013 Plan that are outstanding as of such date and that are subsequently forfeited, cancelled or expire before being exercised or settled in full and thereupon become available for grant under the 2023 Equity Plan, are authorized for issuance under the 2023 Equity Plan. As of December 31, 2023, options to purchase 144,711 shares of common stock at a weighted average exercise price of $8.39 per share remained outstanding under the 2023 Equity Plan. As of December 31, 2023, there were 5,707,730 shares of common stock available for grant under the 2023 Equity Plan.

In 2020 and 2022 the Company granted cash awards under its Management Cash Incentive Plan, as amended (the Management Cash Incentive Plan). The Management Cash Incentive Plan provides its participants with the opportunity to earn cash incentive awards for the achievement of goals relating to the performance of the Company and was adopted in 2016. The cash awards vest in four annual installments from the date of grant and entitle the employees to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of the Company’s common stock exceeds the base value. As of December 31, 2023, $0.3 million was accrued as compensation expense for vested cash awards. There was no unrecognized expense as of December 31, 2023.

In 2022, the Company granted performance cash settled bonus awards (CSBUs) under its Management Cash Incentive Plan. Subject to and conditioned upon the acceptance by the FDA of the Company's submission of an NDA for reproxalap (Performance Criteria), the awards will vest in four annual installments from the date of grant and entitle the employees to receive a cash payment for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value of the closing price per share of the Company's common stock on the Nasdaq Capital Market on the payment date. As of December 31, 2023, $1.5 million was accrued as compensation expense for CSBUs as the Performance Criteria was deemed probable and was met in February 2023. There was no unrecognized expense as of December 31, 2023.

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

	Years ended December 31,
	2023	2022
Research and development expenses	$3,076,048	$4,087,073
General and administrative expenses	2,676,723	4,201,903
Total stock-based compensation expense	$5,752,771	$8,288,976

Stock Options

Terms of stock option agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the respective plan from which they were granted. Options granted by the Company typically vest over a four-year period. The options are subject to acceleration of vesting in the event of certain change of control transactions. The options may be granted for a term of up to ten years from the date of grant. The exercise price for options granted under the Amended 2013 Plan and the 2023 Equity Plan must be at a price no less than 100% of the fair market value of a common share on the date of grant.

The following table summarizes option activity under the incentive plans for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2022	5,403,982	$5.90	6.56	$10,506,953
Granted	1,172,775	6.96		—
Forfeited	(300,769)	6.16		226,418
Exercised	(306,328)	0.63		2,006,635
Expired	(100,844)	4.37		32,077
Outstanding at December 31, 2023	5,868,816	$6.40	6.44	$3,996
Exercisable at December 31, 2023	4,353,141	$6.36	5.69	$2,143

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2023 of $3.51 and the per share exercise price of the underlying options. The total intrinsic value of stock options exercised was $2.0 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

The Company records stock-based compensation related to stock options granted at fair value. During the years ended December 31, 2023 and 2022, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average grant date fair value of options granted was $5.07 and $2.92 for the years ended December 31, 2023 and 2022, respectively. The assumptions used in determining fair value of the employee stock options for the years ended December 31, 2023 and 2022, are as follows:

	December 31, 2023	December 31, 2022
Expected dividend yield	0%	0%
Anticipated volatility	83.58% - 83.63%	84.82% - 85.21%
Stock price	$6.76 - $8.39	$3.49 - $4.52
Exercise price	$6.76 - $8.39	$3.49 - $4.52
Expected life (years)	5.50 - 6.02	5.50 - 6.08
Risk free interest rate	4.09% - 4.12%	1.47% - 3.26%

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

At December 31, 2023, there is approximately $6.2 million of unrecognized compensation cost relating to stock options outstanding, which the Company expects to recognize over a weighted average period of 2.22 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

Terms of RSUs agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the Amended 2013 Plan and the 2023 Equity Plan. RSUs granted by the Company typically vest over a four year period stock share price on the date of grant to estimated fair value. In the event that the employees’ employment with the Company terminates any unvested shares are forfeited and revert to the Company. RSUs are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to RSUs for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	1,184,603	$4.95
Granted	238,750	6.76
Forfeited	(101,672)	4.72
Exercised/Released	(70,904)	4.72
Vested	(306,280)	5.42
Outstanding at December 31, 2023	944,497	$5.30

The weighted-average fair value of RSUs granted was $6.76 and $4.64 per share for the years ended December 31, 2023 and December 31, 2022, respectively. The total fair value of RSUs vested was $2.0 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the outstanding RSUs had unamortized stock-based compensation of $3.6 million with a weighted-average remaining recognition period of 2.53 years and an aggregate intrinsic value of $3.3 million.

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

	December 31, 2023	December 31, 2022
Expected dividend yield	0%	0%
Anticipated volatility	83.61% - 91.33%	84.04% - 84.99%
Stock price	$6.96 - $7.98	$3.80 - $4.27
Exercise price	$6.96 - $7.98	$3.80 - $4.27
Expected life (years)	0.50	0.50
Risk free interest rate	4.77% - 5.26%	0.22% - 4.76%

At December 31, 2023, the Company has 2,345,426 shares available for issuance under the 2016 ESPP. The number of shares available for issuance under the 2016 ESPP was increased as of January 2, 2024 by 588,897 shares. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the 2016 ESPP for the years ended December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Weighted-average grant-date fair value per share	$2.90	$1.57
Total shares issued	26,168	28,485
Total stock-based compensation expense	$44,022	$57,413

13. COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through December 31, 2023, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company currently does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Legal Proceedings

On July 31, 2023, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against the Company and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). On January 2, 2024, the lead plaintiff filed an amended complaint. The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning (i) the New Drug Application (NDA) for and the prospects of ADX-2191 for the treatment of primary vitreoretinal lymphoma and (ii) the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired the Company's securities between January 7, 2021, and October 16, 2023, as well as attorneys’ fees and costs. On March 4, 2024, defendants filed a motion to dismiss the amended complaint. The Company disputes the plaintiff's claims and intends to vigorously defend the suit. At this time, the Company cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

On October 25, 2023, a purported stockholder of the Company filed a derivative complaint in Middlesex Superior Court of the Commonwealth of Massachusetts, captioned Evan Leglar v. Todd C. Brady, et al. (No. 2381-cv-02980), against certain of the Company’s executive officers and directors, and naming the Company as a nominal defendant. The derivative complaint alleges, purportedly on behalf of the Company, breaches of fiduciary duty and unjust enrichment claims against all defendants. The claims are based on substantially identical allegations as the complaint in the Securities Class Action. The lawsuit seeks, among other things, an award of damages and restitution in favor of the Company, certain changes to the Company’s corporate governance, and attorneys’ fees and costs. On November 14, 2023, the plaintiff voluntarily dismissed all claims without prejudice.

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

14. LEASES

The Company currently leases an office used to conduct business. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. In November 2023, the Company entered into a lease amendment extending the lease by 12 months through December 31, 2024 and contains two options to extend the term of the lease for an additional 12 months each. Each option shall be exercisable, if at all, by giving a nine month written notice to the landlord. As of December 31, 2023 the Company believes it is probable that it will extend the option into December 2025, which had an immaterial impact to the balance sheet as of December 31, 2023. For the years ended December 31, 2023 and 2022, right of use assets obtained in exchange for lease obligations were $0.5 million and $0.2 million, respectively.

As of December 31, 2023, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.5 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of December 31, 2023 is 9.1%. The weighted average lease term as of December 31, 2023 is 2.0 years. The operating lease expense for the year ended December 31, 2023 was $0.3 million. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of December 31, 2023 is as follows:

Remaining total lease payments	$561,060
Less: effect of discounting	(50,246)
Present value of lease liabilities	$510,814

Current operating lease liabilities	$239,183
Non-current operating lease liabilities	271,631
Total	$510,814

The Company’s gross future minimum payments under all non-cancelable operating leases as of December 31, 2023 are:

	Total	2024	2025	2026	2027
Operating lease obligations	$561,060	$275,855	$285,205	$—	$—

15. SIGNIFICANT AGREEMENTS

AbbVie Option Agreement

On October 31, 2023 (the Option Agreement Effective Date), the Company entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with the Company to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by the Company in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by the Company in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid the Company a non-refundable payment of $1 million in consideration of the Option (the Option Payment).

On December 21, 2023, pursuant to the Option Agreement, AbbVie extended the period during which it may exercise the Option (the Exercise Period Extension) by paying the Company a non-refundable payment of $5 million (the Option Extension Fee). As a result of the Exercise Period Extension, AbbVie may exercise the Option by delivering written notice to the Company at any time during the period following the Option Agreement Effective Date until the earlier of (a) the tenth (10th) business day after the date, if any, that the Company receives approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision) and (b) the date that is eighteen (18) months after the Option Agreement Effective Date. If the Collaboration Agreement is entered into, the Option Payment and the Option Extension Fee will be credited against the upfront cash payment payable by AbbVie.

For the twelve months ended December 31, 2023, the Company recognized zero collaboration revenue and $6.0 million of deferred collaboration revenue related to the Option Agreement and Exercise Period Extension. The Company concluded, using ASC 606 by analogy for recognition considerations as the Option Agreement was not considered to be a vendor-customer relationship, that the transaction price is $6.0 million (the Transaction Price), and all other amounts are excluded from the Transaction Price as they relate to fees that can only be achieved subsequent to the exercise of the Option. The Transaction Price was allocated to the single unit of account, the Option to enter into a future Collaboration Agreement which is a material right, as the Option Extension Fee and the Option Payment are creditable against the upfront payments payable by AbbVie if the Collaboration Agreement is entered into. The Company concluded that all other performance obligations were immaterial promises in the context of the Option Agreement and did not represent additional units of account. The Company will begin to recognize revenue when the Option is exercised or when the Option expires.