Form 10-Q
period 2024-03-31
Aldeyra Therapeutics, Inc.
filed 2024-05-02
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, there were 59,414,489 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2024

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2024	December 31,
	(unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$52,491,900	$142,823,016
Cash equivalent - reverse repurchase agreements	50,000,000	—
Marketable securities	30,545,450	—
Prepaid expenses and other current assets	7,808,596	4,987,317
Total current assets	140,845,946	147,810,333
Right-of-use assets	451,867	510,814
Fixed assets, net	4,079	5,764
Total assets	$141,301,892	$148,326,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$280,299	$1,338,057
Accrued expenses	5,944,419	5,536,464
Current portion of debt	15,204,698	15,146,546
Operating lease liabilities	247,021	239,183
Total current liabilities	21,676,437	22,260,250
Deferred collaboration revenue, long-term	6,000,000	6,000,000
Operating lease liabilities, long-term	206,014	271,631
Total liabilities	27,882,451	28,531,881
Commitments and contingencies (Notes 3, 9, & 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 59,414,489 and 59,195,951 shares issued and outstanding, respectively	59,415	59,196
Additional paid-in capital	515,704,325	513,994,982
Accumulated other comprehensive loss	(3,029)	—
Accumulated deficit	(402,341,270)	(394,259,148)
Total stockholders’ equity	113,419,441	119,795,030
Total liabilities and stockholders’ equity	$141,301,892	$148,326,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$6,183,508	$11,235,861
General and administrative	3,210,357	5,567,416
Loss from operations	(9,393,865)	(16,803,277)
Other income (expense):
Interest income	1,810,269	1,678,885
Interest expense	(498,526)	(491,287)
Total other income, net	1,311,743	1,187,598
Net loss	$(8,082,122)	$(15,615,679)
Net loss per share - basic and diluted	$(0.14)	$(0.27)
Weighted average common shares outstanding - basic and diluted	59,414,489	58,791,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(8,082,122)	$(15,615,679)
Other comprehensive (loss) income:
Net unrealized (loss) on marketable securities	(3,029)	—
Reclassification of losses to net loss	—	103,938
Total other comprehensive (loss) income	$(3,029)	$103,938
Comprehensive loss	$(8,085,151)	$(15,511,741)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2023	59,195,951	$59,196	$513,994,982	$—	$(394,259,148)	$119,795,030
Stock-based compensation	—	—	1,691,371	—	—	1,691,371
Issuance of common stock, employee stock purchase plan	6,097	7	18,184	—	—	18,191
Issuance of common stock, vested restricted stock awards	212,441	212	(212)	—	—	—
Other comprehensive loss	—	—	—	(3,029)	—	(3,029)
Net loss	—	—	—	—	(8,082,122)	(8,082,122)
Balance, March 31, 2024	59,414,489	$59,415	$515,704,325	$(3,029)	$(402,341,270)	$113,419,441

Balance, December 31, 2022	58,560,078	$58,560	$507,770,045	$(103,938)	$(356,716,638)	$151,008,029
Stock-based compensation	—	—	1,694,366	—	—	1,694,366
Issuance of common stock, employee stock purchase plan	16,272	17	52,542	—	—	52,559
Issuance of common stock, vested restricted stock awards	215,253	215	(215)	—	—	—
Other comprehensive income	—	—	—	103,938	—	103,938
Net loss	—	—	—	—	(15,615,679)	(15,615,679)
Balance, March 31, 2023	58,791,603	$58,792	$509,516,738	$—	$(372,332,317)	$137,243,213

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,082,122)	$(15,615,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,548,837	4,190,356
Non-cash interest expense	58,152	87,160
Net amortization of premium on marketable securities	(171,859)	(14,542)
Depreciation and amortization expense	60,632	66,972
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,821,279)	3,733,114
Accounts payable	(1,057,758)	296,060
Accrued expenses and other liabilities	492,710	(2,187,259)
Net cash used in operating activities	(9,972,687)	(9,443,818)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(30,376,620)	—
Maturities of marketable securities	—	30,000,000
Net cash (used in) provided by investing activities	(30,376,620)	30,000,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	18,191	52,559
Net cash provided by financing activities	18,191	52,559
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,331,116)	20,608,741
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	142,823,016	144,419,364
CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,491,900	$165,028,105

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$439,833	$397,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
NATURE OF BUSINESS

Aldeyra Therapeutics, Inc., together with its wholly-owned subsidiaries (the “Company” or “Aldeyra”), a Delaware corporation, is a clinical-stage biotechnology company devoted to discovering innovative therapies designed to treat immune-mediated and metabolic diseases.

The Company’s principal activities to date include research and development activities along with related general business planning, including raising capital.

2.
BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 7, 2024 (2023 Annual Report).

The financial information as of March 31, 2024, and the three months ended March 31, 2024 and 2023, respectively, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2023 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, the Company believes that its cash, cash equivalents and marketable securities will be sufficient to fund the Company's currently projected operating expenses and debt obligations for at least the next 12 months from the date the financial statements are issued. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company has based its projections of operating capital requirements on its current operating plan, which includes several assumptions that may prove to be incorrect, and the Company may use all of its available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any of its product candidates for which the Company may receive marketing approval; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional funding, it could be forced to delay, reduce, or eliminate its research and development programs and its reproxalap commercialization efforts, whether alone or with others.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce its products to market, which is critical to the realization of its business plan and the future operations of the Company.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, including fair value estimates for investments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. The Company’s management evaluates its estimates and assumptions on an ongoing basis. Management’s most significant estimates in the Company’s condensed consolidated financial statements include, but are not limited to, deferred and accrued research and development costs, stock-based compensation, and accounting for income taxes and related valuation allowance. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the three months ended March 31, 2024, as compared to those identified in the 2023 Annual Report.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the disclosure requirements related to this new standard.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to this new standard.

3.
Helio Vision Acquisition

On January 28, 2019 (Closing Date), the Company acquired Helio Vision, Inc. (Helio). As a result of the acquisition, the Company issued an aggregate of 1,407,006 shares of common stock to the former securityholders and an advisor of Helio, including 246,562 shares issued in January 2021, pursuant to the terms of the acquisition agreement. In addition, the Company, subject to the conditions of the acquisition agreement, is contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of a new drug application (NDA) for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the Closing Date; and (b) $2.5 million of common stock following FDA approval of an NDA for an indication (other than proliferative vitreoretinopathy or a substantially similar label) prior to the 12th anniversary of the Closing Date (the shares of common stock issuable pursuant to the preceding clauses (a) and (b) are referred to herein as the Milestone Shares), provided that in no event shall the Company be obligated to issue more than an aggregate of 5,248,885 shares of common stock in connection with the Helio acquisition. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million in the aggregate.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through March 31, 2024. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the Helio founders as a compensation expense and to the other former securityholders of Helio as an in-process research and development (IPR&D) expense if there is no alternative future use. No milestones related to the remaining Milestone Shares are considered probable of being achieved as of March 31, 2024.

4.
NET LOSS PER SHARE

For the three months ended March 31, 2024 and 2023, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	For the Three Months Ended March 31,
	2024	2023
Options to purchase common stock	7,883,793	6,432,046
Nonvested restricted stock units	732,056	1,208,100
Total of common stock equivalents	8,615,849	7,640,146

5.
CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At March 31, 2024, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$17,560,591	$—	$—	$17,560,591	$17,560,591	$—
Money market funds	34,931,309	—	—	34,931,309	34,931,309	—
Reverse repurchase agreements	50,000,000	—	—	50,000,000	50,000,000	—
Total cash and cash equivalents	$102,491,900	$—	$—	$102,491,900	$102,491,900	$—

U.S. government agency securities	30,548,479	546	(3,575)	30,545,450	—	30,545,450
Available for sale marketable securities (1)	30,548,479	546	(3,575)	30,545,450	—	30,545,450
Total cash, cash equivalents, and current marketable securities					$102,491,900	$30,545,450

(1)
Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all cash equivalents and available for sale securities were less than one year at March 31, 2024.

At December 31, 2023, cash, and cash equivalents were comprised of:

	Carrying Amount	Estimated Fair Value	Cash and Cash Equivalents
Cash	$128,510,451	$128,510,451	$128,510,451
Money market funds	14,312,565	14,312,565	14,312,565
Total cash and cash equivalents	$142,823,016	$142,823,016	$142,823,016

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

The following table presents information about the Company’s assets measured at fair value at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$34,931,309	$—	$—	$34,931,309
U.S. government agency securities (b)	30,545,450	—	—	30,545,450
Reverse repurchase agreements (c)	—	50,000,000	—	50,000,000
Total assets at fair value	$65,476,759	$50,000,000	$—	$115,476,759

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$14,312,565	$—	$—	$14,312,565
Total assets at fair value	$14,312,565	$—	$—	$14,312,565

a)
Money market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.
b)
U.S. government agency securities are valued based on observable market prices in active markets.
c)
Reverse repurchase agreements are recorded at fair market value, which are determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

There were no liabilities measured at fair value at March 31, 2024 or December 31, 2023.

Financial instruments, including clinical trial prepayments to contract research organizations and accounts payable, are carried in the condensed consolidated financial statements at amounts that approximate their fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loan under the Hercules Credit Facility (as defined in Note 9) approximates market rates currently available to the Company.

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2024 and December 31, 2023 were:

	March 31,	December 31,
	2024	2023
Deferred research and development expenses	$7,318,550	$4,463,783
Prepaid insurance expenses	133,215	340,388
Miscellaneous prepaid expenses and other current assets	356,831	183,146
Total prepaid expenses and other current assets	$7,808,596	$4,987,317

8.
ACCRUED EXPENSES

Accrued expenses at March 31, 2024 and December 31, 2023 were:

	March 31,	December 31,
	2024	2023
Accrued compensation	$2,911,777	$3,087,937
Accrued research and development expenses	1,766,283	1,687,327
Accrued other expenses	1,266,359	761,200
Total accrued expenses	$5,944,419	$5,536,464

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

On December 22, 2022, the Company entered into the Second Amendment to the Loan and Security Agreement (Second Amendment), which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2023 to May 1, 2024; (ii) extended the Maturity Date from October 1, 2023 to October 1, 2024; (iii) extended the availability of the Fourth Loan Tranche commitment of $20 million from May 1, 2023 to May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. The ability to draw the Fourth Loan Tranche remains conditioned on approval by the Lenders’ investment committee. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (A) the Maturity Date, as amended, or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. The initial end of term charge of

$1,042,500 (End of Term Charge) was paid on October 2, 2023. The Second Amendment was determined to be a modification in accordance with FASB ASC Topic 470, Debt and did not result in extinguishment.

On April 29, 2024, the Company entered into the Third Amendment to the Loan and Security Agreement (Third Amendment). The Third Amendment, among other things, extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2024 to October 1, 2024.

In connection with the Hercules Credit Facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, the End of Term Charge, which was paid in October 2023, and the Company will be required to pay the Supplemental End of Term Charge. The fees and transaction costs are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. The End of Term Charge was amortized to interest expense from 2019 through October 2023, and the Supplemental End of Term Charge is amortized to interest expense from December 2022 through the Maturity Date, both using the effective interest method. The effective interest rate was 13.2% at March 31, 2024. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment.

As of March 31, 2024 an aggregate of $35 million, subject to the terms and conditions of the Loan and Security Agreement, may be made available to the Company for borrowing, $15 million of which has been funded.

Long-term debt consisted of the following:

	March 31,	December 31,
	2024	2023
Term loan payable	$15,000,000	$15,000,000
Supplemental end of term charge	221,000	173,646
Unamortized debt issuance costs	(16,302)	(27,100)
Less: current portion	(15,204,698)	(15,146,546)
Total long-term debt	$—	$—

Future principal payments, including the Supplemental End of Term Charge, are as follows for the years ending December 31:

2024	15,292,500
Total	$15,292,500

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of March 31, 2024, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10.
STOCKHOLDERS’ EQUITY

In March 2021, the Company entered into an Open Market Sales Agreement SM with Jefferies LLC (Jefferies), as sales agent (2021 Jefferies Sales Agreement), under which the Company had the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. As of March 31, 2024, no sales had been made pursuant to the 2021 Jefferies Sales Agreement and no additional shares of common stock may be sold under the 2021 Jefferies Sales Agreement as of April 24, 2024.

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

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (Section 382 and 383), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2021, the Company believes it underwent four ownership changes. However, management believes that its aggregate Section 382 and 383 limitation (including the additional limitation for recognized “built-in-gains”) is sufficient so that no current impairment of its pre-ownership change tax attributes is required. The Company does not believe an ownership change has occurred from December 31, 2021, through March 31, 2024, based on a review of its equity history during that period. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause its existing tax attributes to incur additional limitations.

As of March 31, 2024, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2023, 2022, 2021, and 2020. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

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

12.
STOCK-BASED COMPENSATION

The Company approved the 2013 Equity Incentive Plan in October 2013, which was amended in June 2016 and June 2018, (Amended 2013 Plan). The Amended 2013 Plan provided for the granting of stock options, restricted stock units (RSU), stock appreciation rights, and stock units to certain employees, members of the board of directors and consultants of the Company.

In May 2023, the Company's Board of Directors approved the 2023 Equity Incentive Plan (2023 Equity Plan) to replace the Amended 2013 Plan. On June 30, 2023, the Company's stockholders approved the 2023 Equity Plan at the Company's 2023 annual meeting of stockholders. Pursuant to the 2023 Equity Plan, the Company will not make any further grants under the Amended 2013 Plan following June 30, 2023, though awards previously granted under the Amended 2013 Plan will remain outstanding. The 2023 Equity Plan is effective for a period of ten years after June 30, 2023, and a total of 5,450,000 shares of the Company’s common stock, in addition to shares of the Company’s common stock that are subject to awards granted under the Amended 2013 Plan that are outstanding as of such date and that are subsequently forfeited, cancelled, or expire before being exercised or settled in full, are authorized for issuance under the 2023 Equity Plan. As of March 31, 2024, there were 3,692,753 shares of common stock available for grant under the 2023 Equity Plan.

In 2022 the Company granted cash awards under its Management Cash Incentive Plan, as amended (the Management Cash Incentive Plan). The Management Cash Incentive Plan provides its participants with the opportunity to earn cash incentive awards for the achievement of goals relating to the performance of the Company and was adopted in 2016. The cash awards vest in four annual installments from the date of grant based on continued service and entitle the employees to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of the Company’s common stock exceeds the base value. As of March 31, 2024, $0.1 million was accrued as compensation expense for vested cash awards. There was no unrecognized expense as of March 31, 2024.

In 2022, the Company granted performance cash settled bonus awards (CSBUs) under its Management Cash Incentive Plan. As a result of the acceptance by the FDA of the Company's submission of an NDA for reproxalap (Performance Criteria), the awards will vest in four annual installments from the date of grant based on continued service, and entitle the employees to receive a cash payment for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value of the closing price per share of the Company's common stock on the Nasdaq Capital Market on the payment date. As of March 31, 2024, $1.6 million was accrued as compensation expense for CSBUs as the Performance Criteria was met in February 2023. There was no unrecognized expense as of March 31, 2024.

The Company recognizes stock-based compensation expense over the requisite service period. The Company's share-based awards are accounted for as equity instruments, except for cash awards and CSBUs, which are accounted for as liabilities. The amounts included in the consolidated statements of operations relating to stock-based compensation associated with the two equity incentive plans, cash awards, and CSBUs are as follows:

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$864,184	$2,191,368
General and administrative expenses	$684,653	$1,998,988
Total stock-based compensation expense	$1,548,837	$4,190,356

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2023	5,868,816	$6.40	6.44	$3,996
Granted	2,101,648	3.62		—
Expired	(55,165)	7.68		—
Forfeited	(31,506)	4.49		—
Outstanding at March 31, 2024	7,883,793	$5.66	7.23	$—
Exercisable at March 31, 2024	4,522,334	$6.31	5.66	$—

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2024 of $3.27 and the per share exercise price of the underlying options.

As of March 31, 2024, unamortized stock-based compensation for stock options outstanding was $10.8 million and is expected to be recognized over a weighted average period of 2.93 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	944,497	$5.30
Exercised/Released	(212,441)	5.33
Outstanding at March 31, 2024	732,056	$5.29

There were no RSUs granted during the three months ended March 31, 2024. The total grant date fair value of RSUs vested was $1.1 million for the three months ended March 31, 2024. As of March 31, 2024, the outstanding RSUs had unamortized stock-based compensation of $3.2 million with a weighted-average remaining recognition period of 2.29 years and an aggregate intrinsic value of $2.4 million.

Employee Stock Purchase Plan

At March 31, 2024, the Company had 2,928,226 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Three Months Ended March 31,
	2024	2023
Weighted-average grant-date fair value per share	$1.44	$2.70
Total stock-based compensation expense	$5,099	$17,040

13.
LEASES

The Company currently leases an office used to conduct business. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. In November 2023, the Company entered into a lease amendment that extended the lease by 12 months through December 31, 2024 and contained two options to extend the term of the lease for an additional 12 months each. Each option shall be exercisable, if at all, by giving a nine month written notice to the landlord. In April 2024, the Company extended the option to extend the term of the lease for an additional 12 months into December 2025, which will have no impact on the balance sheet as the option to extend the term of the lease for an additional 12 months was accounted for as of December 31, 2023.

As of March 31, 2024, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.5 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of March 31, 2024 is 9.1%. The weighted average remaining lease term as of March 31, 2024 was 1.75 years. The operating lease expense for the three months ended March 31, 2024 was $70.1 thousand. Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of March 31, 2024 is as follows:

2024 remaining total lease payments	$492,096
Less: effect of discounting	(39,061)
Present value of lease liabilities	$453,035

Current operating lease liabilities	$247,021
Non-current operating lease liabilities	$206,014
Total	$453,035

The Company’s gross future minimum payments under all non-cancelable operating leases as of March 31, 2024, are:

	Total	2024	2025	2026	2027
Operating lease obligations	$492,096	$206,891	$285,205	$—	$—

14.
COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through March 31, 2024, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

The MEEI Agreement will remain in effect until the expiration date of the last to expire patent licensed under the MEEI Agreement. The Company may terminate the MEEI Agreement with timely written notice to MEEI. MEEI has the right to terminate the MEEI Agreement if it, subject to certain specified cure periods, ceases all business operations with respect to licensed products, fails to pay amounts due under the MEEI Agreement, fail to comply with certain due diligence obligations, defaults in the Company's obligation to maintain insurance, one of the Company's officers is convicted of a felony relating to the manufacture, use, sale or importation of licensed products, the Company materially breaches any provisions of the MEEI Agreement or in the event of its insolvency or bankruptcy.

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

Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). On January 2, 2024, the lead plaintiff filed an amended complaint. The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning (i) the New Drug Application (NDA) for and the prospects of ADX-2191 for the treatment of primary vitreoretinal lymphoma and (ii) the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired the Company's securities between January 7, 2021, and October 16, 2023, as well as attorneys’ fees and costs. On March 4, 2024, defendants filed a motion to dismiss the amended complaint, and the plaintiff filed its opposition to the motion on April 18, 2024. The Company disputes the plaintiff's claims and intends to vigorously defend the suit. At this time, the Company cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

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

On March 7, 2024, a purported stockholder of the Company filed a derivative complaint in the U.S. District Court for the District of Massachusetts, captioned Fawaz Al-Jaljouli v. Todd C. Brady, et al. (No. 24-cv-10585), against certain of the Company’s executive officers and directors, and naming the Company as a nominal defendant. The derivative complaint alleges, purportedly on behalf of the Company, breach of fiduciary duty and violations of Section 14(a) of the Securities Exchange Act of 1934. The claims are based on substantially identical allegations as the complaint in the Securities Class Action. The lawsuit seeks, among other things, an award of damages, certain changes to the Company’s corporate governance, and attorneys’ fees and costs. At this time, the Company cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

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

As of December 31, 2023, the Company had recognized zero collaboration revenue and $6.0 million of deferred collaboration revenue related to the Option Agreement and Exercise Period Extension. There was no change to the deferred collaboration revenue as of March 31, 2024. The Company concluded, using ASC 606 by analogy for recognition considerations as the Option Agreement was not considered to be a vendor-customer relationship, that the transaction price is $6.0 million (the Transaction Price), and all other amounts are excluded from the Transaction Price as they relate to fees that can only be achieved subsequent to the exercise of the Option. The Transaction Price was allocated to the single unit of account, the Option to enter into a future Collaboration Agreement which is a material right, as the Option Extension Fee and the Option Payment are creditable against the upfront payments payable by AbbVie if the Collaboration Agreement is entered into. The Company concluded that all other performance obligations were immaterial promises in the context of the Option Agreement and did not represent additional units of account. The Company will begin to recognize revenue, if and when the Option is exercised, or when the Option expires.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “design,” “might,” “objective,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•
our plans to develop and commercialize reproxalap, and any other product candidates, if approved;
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

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q. We also encourage you to read our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 7, 2024 (2023 Annual Report), and which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in our 2023 Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K, and 10-K, which may supplement, modify, supersede, or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that our results will lead to the expected consequences to, or effects on us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

Aldeyra Therapeutics, Inc., including its wholly-owned subsidiaries (we, us, or the Company), is a biotechnology company devoted to discovering innovative therapies designed to treat immune-mediated and metabolic diseases. We are developing a novel pharmaceutical platform targeting a class of toxic endogenous small molecules known as RASP (reactive aldehyde species) that are associated with many inflammatory, metabolic, and neurodegenerative diseases. Our RASP modulator product pipeline includes ADX-629, a novel orally administered RASP modulator in clinical development for moderate alcohol-associated hepatitis and Sjögren-Larsson Syndrome. Our preclinical RASP platform includes ADX-246, ADX-248, and other drug candidates in development for inflammatory and metabolic diseases. The validity of the RASP platform is supported by reproxalap, our first-in-class product candidate in late-stage development for the treatment of dry eye disease. Reproxalap has demonstrated broad-based, rapid-onset activity and consistent safety across a number of Phase 2 and Phase 3 clinical trials. We have additional product candidates in development, including ADX-2191, which is in clinical development for the treatment of retinitis pigmentosa, a rare retinal disease characterized by inflammation and vision loss. ADX-2191 has received Orphan Drug Designation for the treatment of retinitis pigmentosa. Our development pipeline, as of the date of filing of this quarterly report on Form 10-Q is illustrated below.

On October 31, 2023 (the Option Agreement Effective Date), we entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie paid us a non-refundable payment of $1 million in consideration of the Option (the Option Payment).

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, we would be eligible to receive up to approximately $300 million in regulatory and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of April 30, 2024, AbbVie has not exercised the Option.

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

In March 2021, we entered into an Open Market Sales Agreement SM with Jefferies LLC (Jefferies), as sales agent (2021 Jefferies Sales Agreement), under which we had the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. As of March 31, 2024, no sales had been made pursuant to the 2021 Jefferies Sales Agreement and no additional shares of common stock may be sold under the 2021 Jefferies Sales Agreement as of April 24, 2024.

On January 28, 2019, we acquired Helio. As a result of the acquisition, we have issued an aggregate of 1,407,006 shares of common stock to the former securityholders and an advisor of Helio. Subject to the conditions of the acquisition agreement, we are contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of an NDA for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the closing date; and (b) $2.5 million of common stock following FDA approval of an NDA for an indication (other than proliferative vitreoretinopathy or a substantially similar label) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of common stock in the aggregate in connection with the acquisition. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million in the aggregate.

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been funded as of March 31, 2024. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. In December 2022, the Hercules Credit Facility was further amended to, among other things, (i) extend the expiration of the period in which interest-only payments on borrowings from May 1, 2023 to May 1, 2024; (ii) extend the Maturity Date from October 1, 2023 to October 1, 2024; and (iii) extend the availability of the $20.0 million draw-down from May 2023 to May 2024, subject to the satisfaction of certain conditions contained therein. The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. On April 29, 2024, the Hercules Credit Facility was further amended to, among other things, extend the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2024 to October 1, 2024. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of March 31, 2024, $15.0 million was outstanding under the Hercules Credit Facility.

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

To date, substantially all of our research and development expenses have been incurred in connection with reproxalap and ADX-2191, as well as the proof of concept trials with ADX-629. We expect our research and development expenses to increase for the foreseeable future as we advance ADX-246, ADX-248 and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates. The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

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

General and administrative expenses

During the three months ended March 31, 2024 and 2023, our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums, consulting including pre-commercial costs, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the three months ended March 31, 2024, comprehensive loss is equal to our net loss of $8.1 million and our net unrealized loss on marketable securities of $3.0 thousand. For the three months ended March 31, 2023, comprehensive loss is equal to our net loss of $15.6 million and $0.1 million of losses on marketable securities reclassified to net loss.

Critical Accounting Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements, as well as the reported expenses during the reported periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

There were no material changes to our critical accounting estimates during the three months ended March 31, 2024, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2023 Annual Report.

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

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Research and development expenses. Research and development expenses were $6.2 million for the three months ended March 31, 2024, compared to $11.2 million for the three months ended March 31, 2023. The decrease of $5.0 million was primarily related to a decrease in external clinical development costs, personnel costs, and consulting expenditures.

General and administrative expenses. General and administrative expenses were $3.2 million for the three months ended March 31, 2024, compared to $5.6 million for the three months ended March 31, 2023. The decrease of $2.4 million was primarily related to lower personnel costs, consulting expenditures, and legal costs.

Other income (expense). Total other income (expense), net, was $1.3 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. The increase in net other income of $0.1 million was due to higher interest income for the three months ended March 31, 2024 compared with the three months ended March 31, 2023.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At March 31, 2024, we had total stockholders’ equity of approximately $113.4 million , and cash, cash equivalents, and marketable securities of $133.0 million. During the three months ended March 31, 2024, we had a net loss of approximately $8.1 million. We expect to generate operating losses for the foreseeable future.

In March 2021, we entered into the 2021 Jefferies Sales Agreement under which we had the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. As of March 31, 2024, no sales had been made pursuant to the 2021 Jefferies Sales Agreement and no additional shares of common stock may be sold under the 2021 Jefferies Sales Agreement as of April 24, 2024.

In March 2019, we entered into the Hercules Credit Facility (the Loan and Security Agreement), pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan and Security Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche and the 2021 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. On April 20, 2021, we entered into the First Amendment (First Amendment) to Loan and Security Agreement with Hercules. The First Amendment, among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement to the greater of (a) the Prime Rate plus 3.10% or (b) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions, which conditions were satisfied in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. On December 22, 2022, we entered into the Second Amendment (Second Amendment) to the Loan and Security Agreement with Hercules, which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2023 to May 1, 2024; (ii) extended the Maturity Date from October 1, 2023 to October 1, 2024 (Maturity Date); (iii) extended the availability of the Fourth Loan Tranche commitment of $20 million from May 1, 2023 to May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. The ability to draw the Fourth Loan Tranche remains conditioned on approval by the Lenders’ investment committee. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (A) the Maturity Date, as amended, or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. The initial end of term charge of $1,042,500 (End of Term Charge) was paid on October 2, 2023. On April 29, 2024, we entered into the Third Amendment (Third Amendment) to the Loan and Security Agreement with Hercules. The Third Amendment, among other things, extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2024 to October 1, 2024. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, commences upon expiration of the interest-only period and continues through the Maturity Date.

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of March 31, 2024, $15.0 million was outstanding under the Hercules Credit Facility.

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

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2024, will be sufficient to fund our currently projected operating expenses and debt obligations beyond the end of 2026, including continued early and late-stage development of our product candidates in immune-mediated and metabolic diseases. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization (as applicable) of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources in order to carry out all of our planned research and development activities and regulatory activities; commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates; or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap, and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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
•
costs incurred in defending ourselves in any legal proceedings that we may be subject to; and
•
costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights.

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders. We are in a period of economic uncertainty, inflation, and capital markets disruption, which has been significantly impacted by adverse developments affecting the financial services industry, geopolitical instability due to, among other things, the continued hostilities between Russia and Ukraine and Hamas' attack against Israel and the ensuing conflict. In addition, the disruption in the capital markets could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities, which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(9,972,687)	$(9,443,818)
Net cash (used in) provided by investing activities	(30,376,620)	30,000,000
Net cash provided by financing activities	18,191	52,559
Net (decrease) increase in cash and cash equivalents	$(40,331,116)	$20,608,741

Operating Activities. Net cash used in operating activities was $10.0 million for the three months ended March 31, 2024, compared to net cash used in operating activities of $9.4 million for the same period in 2023. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the three months ended March 31, 2024 as compared to 2023 was principally due to a decrease in net loss, primarily from research and development activities; changes in accrued expenses, due to the amount and timing of payments for research and development activities; and changes in prepayments, due to timing of payment and collection of a receivable for the three months ended March 31, 2024 compared to the same period in 2023.

Investing Activities. Net cash used in investing activities was $30.4 million for the three months ended March 31, 2024, and $30.0 million provided by investing activities for the three months ended March 31, 2023. Net cash used in investing activities related to purchases of marketable securities for the three months ended March 31, 2024. Net cash provided by investing activities related to maturities of marketable securities for the three months ended March 31, 2023.

Financing Activities. Net cash provided by financing activities was $18.2 thousand for the three months ended March 31, 2024, compared to $52.6 thousand for the three months ended March 31, 2023. The net cash provided by financing activities for the three months ended March 31, 2024 and 2023 consisted of stock purchases under the employee stock purchase plan.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On July 31, 2023, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against us and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). On January 2, 2024, the lead plaintiff filed an amended complaint. The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning (i) the NDA for and the prospects of ADX-2191 for the treatment of primary vitreoretinal lymphoma and (ii) the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired our securities between January 7, 2021, and October 16, 2023, as well as attorneys’ fees and costs. On March 4, 2024, defendants filed a motion to dismiss the amended complaint, and the plaintiff filed its opposition to the motion on April 18, 2024. We dispute the plaintiff's claims and intend to vigorously defend the suit. At this time, we cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

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

On March 7, 2024, a purported stockholder of the Company filed a derivative complaint in the U.S. District Court for the District of Massachusetts, captioned Fawaz Al-Jaljouli v. Todd C. Brady, et al. (No. 24-cv-10585), against certain of the Company’s executive officers and directors, and naming the Company as a nominal defendant. The derivative complaint alleges, purportedly on behalf of the Company, breach of fiduciary duty and violations of Section 14(a) of the Securities Exchange Act of 1934. The claims are based on substantially identical allegations as the complaint in the Securities Class Action. The lawsuit seeks, among other things, an award of damages and restitution in favor of us, certain changes to our corporate governance, and attorneys’ fees and costs. At this time, we cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

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

We expect the next steps will include ongoing FDA discussions and initiating the proposed trial. There can be no assurance that the feedback from the FDA will be positive. Without the concurrence of the FDA on a SPA or otherwise, we cannot be certain that the design, conduct, and analysis of the results of the proposed trial will be sufficient to establish the effectiveness of reproxalap for treatment of dry eye disease to the FDA’s satisfaction, and therefore allow us to resubmit or receive approval of an NDA for reproxalap. As part of the SPA or in connection with its review of the potential NDA resubmission, the FDA could require additional studies or clinical trials, and the submission of the results of those studies or clinical trials before a potential NDA resubmission will be reconsidered, which would require us to expend more resources than we planned or that are available to us, and could substantially delay acceptance and/or approval, if any, of a potential NDA resubmission. Any such requirement would increase our costs and delay approval and commercialization of reproxalap for the treatment of dry eye disease and would have a material adverse effect on our business and financial condition. Additionally, the FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. Clinical trial results frequently are susceptible to varying interpretations and regulatory authorities may disagree on what are appropriate methods for analyzing data, which may delay, limit or prevent regulatory approvals. There can be no assurance that a potential NDA resubmission to the FDA will be accepted or approved in a timely manner or at all. If marketing approval for reproxalap is delayed, limited or denied, our ability to market reproxalap, and our ability to generate product sales, would be adversely affected. Even if reproxalap is approved for the treatment of dry eye disease, the FDA may limit use to certain patient populations, include extensive warnings on the product labeling, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of reproxalap.

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

As part of our growth strategy, we plan to evaluate the development and commercialization of other therapies related to immune-mediated and metabolic diseases. We will evaluate internal opportunities from our compound libraries, and also may choose to continue to in-license or acquire other product candidates, as well as commercial products, to treat patients suffering from immune-mediated and metabolic disorders with high unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials, and approval by the FDA and/or applicable foreign regulatory authorities. In-licensed product candidates may have been unsuccessfully developed by others in indications similar to those that we may pursue. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. For example, in June 2023, we received a Complete Response Letter from the FDA regarding our NDA for ADX-2191 for the treatment of primary vitreoretinal lymphoma (the ADX-2191 Complete Response Letter). The ADX-2191 Complete Response Letter stated that there was a “lack of substantial evidence of effectiveness” due to “a lack of adequate and well-controlled investigations” in the literature-based NDA submission. In light of the FDA’s ADX-2191 Complete Response Letter, we halted pre-commercial activities related to ADX-2191 for the treatment of primary vitreoretinal lymphoma. In January 2024 we de-prioritized the previously announced programs of ADX-629 in chronic cough and idiopathic nephrotic syndrome due to regulatory and trial feasibility challenges, respectively. Additionally, we deprioritized ADX-2191 for the treatment of proliferative vitreoretinopathy and primary vitreoretinal lymphoma due to the requirement from the FDA to run clinical trials that we did not deem to be feasible. If marketing approval for our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected. Such a delay could occur because a competitor product is approved before our product and secures patent protection, market exclusivity, or both, and thereby precludes our product approval for a number of years. It is also possible that additional studies or clinical trials may not suffice to make our application approvable. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, adequately priced, successfully commercialized, or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

Our clinical focus is on the development of new products for immune-mediated and metabolic diseases. We performed an adaptive trial in proliferative vitreoretinopathy, the GUARD trial, and may do so with other indications in the future. In an adaptive trial, the initial parts of the trial are not designed to be pivotal or definitive. Rather, the initial parts of adaptive trials are expected to provide data to guide subsequent parts of the trial, which could require design changes, including but not limited to, different endpoints. In addition, following the initial parts of adaptive trials, we may, among other things, decide to continue to the subsequent parts of the trial, conclude the trial based on its success or failure in such initial parts, or discuss the trial results and regulatory pathway with regulatory authorities prior to determining next steps with respect to the trial and development program. As such, the likelihood of success in our late-stage clinical programs cannot necessarily be predicted.

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

We focus our research and product development on treatments for immune-mediated and metabolic diseases. Our estimated addressable markets and market opportunities for our drug candidates are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence, and internally generated data and assumptions. We have not independently verified any third-party information and cannot be assured of its accuracy or completeness. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. In addition, our product candidates may not achieve commercial success due to market conditions or regulatory challenges.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the three months ended March 31, 2024 and 2023 was approximately $8.1 million and $15.6 million, respectively. As of March 31, 2024, we had total stockholders’ equity of $113.4 million and an accumulated deficit of $402.3 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved and we do not enter into collaboration agreements with third parties, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

In general, under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that its aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through March 31, 2024, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

Governments may impose price controls, which may adversely affect our future profitability.

We intend to seek approval to market our product candidates in both the United States and in foreign jurisdictions. If we obtain approval to market our product candidates in the United States, we will be subject to the Inflation Reduction Act of 2022 (IRA), which, among other things, will allow Department of Health and Human Services (HHS) to negotiate the selling price of certain drugs and biologics that Centers for Medicare & Medicaid Services (CMS) reimburses under Medicare Part B and Part D. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some foreign countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. Furthermore, in some European countries, the authorities conduct a Health Technology Appraisal to assess the cost-effectiveness of the product, which may significantly impact effective access to the market. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation (FDIC) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limits. Concerns regarding the U.S. or international financial systems, including bank failures and bailouts, and their potential broader effects and potential systemic risk on the banking sector generally, may adversely affect our access to capital. Any decline in available funding or access to our cash and liquidity resources could, among other risks, limit our ability to meet our capital needs and fund future growth or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our business, financial condition and results of operations.

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

From time to time, we have entered into, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies, or products, or entering into a business combination with another company. For example, in January 2019 we acquired Helio Vision, Inc. and obtained the rights to ADX-2191, a vitreous-compatible methotrexate formulation for intraocular injection. Any acquisitions we undertake will likely be accompanied by business risks which may include, among other things:

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

As of March 31, 2024, we had only 10 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

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

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team comprised of: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer, Stephen G. Machatha, Ph.D., our Chief Development Officer, and Bruce M. Greenberg, our Senior Vice President of Finance and Interim Chief Financial Officer, as well as certain other employees. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, drug development, and financial consultants. Leadership transitions can be inherently difficult to manage and may cause disruption within our company. The loss of key individuals or the services of future members of our management team could delay or prevent the further development of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

If we fail to attract and retain senior management, we may be unable to successfully develop our product candidates.

Our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel, and we may not be able to do so in the future due to intense competition among biotechnology and pharmaceutical companies, universities, and research organizations for qualified personnel. If we are unable to attract and retain the necessary personnel, we may experience significant impediments to our ability to implement our business strategy.

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

As of March 31, 2024, we only had 10 full-time employees. We currently plan to commercialize reproxalap through a collaboration with a third party. However, if we are not able to establish a suitable collaboration, we may need to grow our organization to continue development and pursue the potential commercialization of reproxalap. In addition, we expect that we will need to grow our organization to continue development and pursue the potential commercialization of our other product candidates, as well as function as a public company. As we seek to advance reproxalap, alone or with others, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

Changes in United States social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. Concerns over economic recession, interest rate increases and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Recent and upcoming presidential and congressional elections in the United States could also result in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy that may impact the biopharmaceutical industry in the United States. Any such impacts may have a negative impact on the United States economies and on our business, financial condition, and results of operations. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, continued hostilities between Russia and Ukraine and Hamas’ attack against Israel and the ensuing conflict, could lead to disruption, instability, and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the Society for Worldwide Interbank Financial Telecommunication payment (SWIFT) system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

Any changes related to these and other factors could adversely affect any business operations that we conduct outside the United States.

Security breaches, cyberattacks, loss of data, and other disruptions impacting our information technology systems or those of our third-party collaborators, service providers, contractors or consultants could compromise the privacy, security, integrity or confidentiality of sensitive information related to our business or prevent us from accessing critical information and expose us to adverse consequences, including but not limited to regulatory investigations or actions, litigation, and significant fines and penalties, which could adversely affect our business, financial condition, and reputation.

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

We are, and could in the future be, subject to securities class action litigation.

In the past, securities class action litigation has often been brought against companies, including us, following a decline in the market price of its securities. The risk of securities class action litigation is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. Such litigation could cause us to incur substantial costs and a diversion of management’s attention and resources, which could harm our business. For further information about specific litigation and proceedings, see the section titled “Legal Proceedings” contained in Part I, Item 1, and Note 14 of our Notes to Consolidated Financial Statements (unaudited) of this report.

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

As of March 31, 2024, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 38% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 29, 2024, we entered into the Third Amendment (Third Amendment) to the Hercules Credit Facility. The Third Amendment, among other things, extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2024 to October 1, 2024.

This summary of the Third Amendment is qualified in its entirety by reference to the text of the Third Amendment, which is expected to be filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

Aldeyra Therapeutics, Inc.

May 2, 2024	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

May 2, 2024	/s/ Bruce Greenberg
Bruce Greenberg
Senior Vice President of Finance, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)