Form 10-Q
period 2024-06-30
Aldeyra Therapeutics, Inc.
filed 2024-08-01
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 29, 2024, there were 59,421,551 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2024

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2024	December 31,
	(unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$31,029,723	$142,823,016
Cash equivalent - reverse repurchase agreements	40,000,000	—
Marketable securities	49,301,960	—
Prepaid expenses and other current assets	5,317,836	4,987,317
Total current assets	125,649,519	147,810,333
Right-of-use assets	391,595	510,814
Fixed assets, net	2,720	5,764
Total assets	$126,043,834	$148,326,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$254,434	$1,338,057
Accrued expenses	5,842,802	5,536,464
Current portion of debt	15,242,327	15,146,546
Operating lease liabilities	255,039	239,183
Deferred collaboration revenue	6,000,000	—
Total current liabilities	27,594,602	22,260,250
Deferred collaboration revenue, long-term	—	6,000,000
Operating lease liabilities, long-term	138,893	271,631
Total liabilities	27,733,495	28,531,881
Commitments and contingencies (Notes 3, 9, & 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 59,414,489 and 59,195,951 shares issued and outstanding, respectively	59,415	59,196
Additional paid-in capital	517,449,424	513,994,982
Accumulated other comprehensive loss	(9,658)	—
Accumulated deficit	(419,188,842)	(394,259,148)
Total stockholders’ equity	98,310,339	119,795,030
Total liabilities and stockholders’ equity	$126,043,834	$148,326,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$14,969,743	$6,962,907	$21,153,251	$18,198,767
General and administrative	3,038,064	3,379,750	6,248,420	8,947,167
Loss from operations	(18,007,807)	(10,342,657)	(27,401,671)	(27,145,934)
Other income (expense):
Interest income	1,637,836	1,882,800	3,448,105	3,561,685
Interest expense	(477,601)	(527,141)	(976,128)	(1,018,428)
Total other income, net	1,160,235	1,355,659	2,471,977	2,543,257
Net loss	$(16,847,572)	$(8,986,998)	$(24,929,694)	$(24,602,677)
Net loss per share - basic and diluted	$(0.28)	$(0.15)	$(0.42)	$(0.42)
Weighted average common shares outstanding - basic and diluted	59,414,489	58,791,920	59,414,489	58,791,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(16,847,572)	$(8,986,998)	$(24,929,694)	$(24,602,677)
Other comprehensive (loss) income:
Net unrealized (loss) on marketable securities	(6,629)	—	(9,658)	—
Reclassification of losses to net loss	—	—	—	103,938
Total other comprehensive (loss) income	$(6,629)	$—	$(9,658)	$103,938
Comprehensive loss	$(16,854,201)	$(8,986,998)	$(24,939,352)	$(24,498,739)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2023	59,195,951	$59,196	$513,994,982	$—	$(394,259,148)	$119,795,030
Stock-based compensation	—	—	3,436,470	—	—	3,436,470
Issuance of common stock, employee stock purchase plan	6,097	7	18,184	—	—	18,191
Issuance of common stock, vested restricted stock units	212,441	212	(212)	—	—	—
Other comprehensive loss	—	—	—	(9,658)	—	(9,658)
Net loss	—	—	—	—	(24,929,694)	(24,929,694)
Balance, June 30, 2024	59,414,489	$59,415	$517,449,424	$(9,658)	$(419,188,842)	$98,310,339

Balance, December 31, 2022	58,560,078	$58,560	$507,770,045	$(103,938)	$(356,716,638)	$151,008,029
Stock-based compensation	—	—	3,316,058	—	—	3,316,058
Issuance of common stock, exercise of stock options	9,604	9	5,283	—	—	5,292
Issuance of common stock, employee stock purchase plan	16,272	17	52,542	—	—	52,559
Issuance of common stock, vested restricted stock units	215,253	215	(215)	—	—	—
Other comprehensive income	—	—	—	103,938	—	103,938
Net loss	—	—	—	—	(24,602,677)	(24,602,677)
Balance, June 30, 2023	58,801,207	$58,801	$511,143,713	$—	$(381,319,315)	$129,883,199

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2024	59,414,489	$59,415	$515,704,325	$(3,029)	$(402,341,270)	$113,419,441
Stock-based compensation	—	—	1,745,099	—	—	1,745,099
Other comprehensive loss	—	—	—	(6,629)	—	(6,629)
Net loss	—	—	—	—	(16,847,572)	(16,847,572)
Balance, June 30, 2024	59,414,489	$59,415	$517,449,424	$(9,658)	$(419,188,842)	$98,310,339

Balance, March 31, 2023	58,791,603	$58,792	$509,516,738	$—	$(372,332,317)	$137,243,213
Stock-based compensation	—	—	1,621,692	—	—	1,621,692
Issuance of common stock, exercise of stock options	9,604	9	5,283	—	—	5,292
Net loss	—	—	—	—	(8,986,998)	(8,986,998)
Balance, June 30, 2023	58,801,207	$58,801	$511,143,713	$—	$(381,319,315)	$129,883,199

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,929,694)	$(24,602,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,484,366	5,763,896
Non-cash interest expense	95,781	187,501
Net amortization of premium on marketable securities	(697,119)	(14,542)
Depreciation and amortization expense	122,263	131,312
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(330,519)	2,918,672
Accounts payable	(1,083,623)	137,191
Accrued expenses and other liabilities	141,560	(7,323,007)
Net cash used in operating activities	(23,196,985)	(22,801,654)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(60,614,499)	—
Maturities of marketable securities	12,000,000	30,000,000
Net cash (used in) provided by investing activities	(48,614,499)	30,000,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	5,292
Proceeds from employee stock purchase plan	18,191	52,559
Net cash provided by financing activities	18,191	57,851
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(71,793,293)	7,256,197
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	142,823,016	144,419,364
CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,029,723	$151,675,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$884,500	$823,521

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

The financial information as of June 30, 2024, and the three and six months ended June 30, 2024 and 2023, respectively, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2023 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on its current operating plan, and excluding any potential licensing and product revenue, the Company believes that its cash, cash equivalents and marketable securities will be sufficient to fund the Company's currently projected operating expenses and debt obligations for at least the next 12 months from the date the financial statements are issued. The Company has based its projections of operating capital requirements on its current operating plan, which includes several assumptions that may prove to be incorrect, and the Company may use all of its available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any of its product candidates for which the Company may receive marketing approval; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional funding, it could be forced to delay, reduce, or eliminate its research and development programs and its reproxalap commercialization efforts, whether alone or with others.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the six months ended June 30, 2024, as compared to those identified in the 2023 Annual Report.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the disclosure requirements related to this new standard. However, given the Company has one reportable segment, this policy is not expected to have a material impact on the Company's consolidated financial statements.

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

3.
Helio Vision Acquisition

On January 28, 2019 (Closing Date), the Company acquired Helio Vision, Inc. (Helio) and thereby obtained rights to ADX-2191 pursuant to an Agreement and Plan of Merger dated as of January 24, 2019 (the Merger Agreement). As a result of the acquisition, the Company issued an aggregate of 1,407,006 shares of common stock to the former securityholders and an advisor of Helio, including 246,562 shares issued in January 2021, pursuant to the terms of the acquisition agreement. In addition, the Company, subject to the conditions of the acquisition agreement, is contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of a new drug application (NDA) for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the Closing Date; and (b) $2.5 million of common stock following FDA approval of an NDA for an indication (other than proliferative vitreoretinopathy or a substantially similar label) prior to the 12th anniversary of the Closing Date (the shares of common stock issuable pursuant to the preceding clauses (a) and (b) are referred to herein as the Milestone Shares), provided that in no event shall the Company be obligated to issue more than an aggregate of 5,248,885 shares of common stock in connection with the Helio acquisition. If the Company ceases to use commercially reasonably efforts to develop and obtain regulatory approval for ADX-2191, subject to the terms and conditions of the Merger Agreement, ADX-2191 and related intellectual property rights may revert back to an entity designated by the representative of the former Helio stockholders. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million in the aggregate.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through June 30, 2024. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the Helio founders as a compensation expense and to the other former securityholders of Helio as an in-process research and development expense if there is no alternative future use. No milestones related to the remaining Milestone Shares are considered probable of being achieved as of June 30, 2024.

4.
NET LOSS PER SHARE

For the three and six months ended June 30, 2024 and 2023, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	For the Three and Six Months Ended June 30,
	2024	2023
Options to purchase common stock	8,033,741	6,567,153
Nonvested restricted stock units	732,056	1,208,100
Total of common stock equivalents	8,765,797	7,775,253

5.
CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At June 30, 2024, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$3,434,204	$—	$—	$3,434,204	$3,434,204	$—
Money market funds	27,595,519	—	—	27,595,519	27,595,519	—
Reverse repurchase agreements	40,000,000	—	—	40,000,000	40,000,000	—
Total cash and cash equivalents	$71,029,723	$—	$—	$71,029,723	$71,029,723	$—

U.S. government agency securities	49,311,618	486	(10,144)	49,301,960	—	49,301,960
Available for sale marketable securities (1)	49,311,618	486	(10,144)	49,301,960	—	49,301,960
Total cash, cash equivalents, and current marketable securities					$71,029,723	$49,301,960

(1)
Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities were less than one year at June 30, 2024.

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

The following table presents information about the Company’s assets measured at fair value at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$27,595,519	$—	$—	$27,595,519
U.S. government agency securities (b)	49,301,960	—	—	49,301,960
Reverse repurchase agreements (c)	—	40,000,000	—	40,000,000
Total assets at fair value	$76,897,479	$40,000,000	$—	$116,897,479

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$14,312,565	$—	$—	$14,312,565
Total assets at fair value	$14,312,565	$—	$—	$14,312,565

a)
Money market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.
b)
U.S. government agency securities are valued based on observable market prices in active markets.
c)
Reverse repurchase agreements are recorded at fair market value, which is determined based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable.

There were no liabilities measured at fair value at June 30, 2024 or December 31, 2023.

Financial instruments including clinical trial prepayments to contract research organizations and accounts payable are carried in the condensed consolidated financial statements at amounts that approximate their fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loan under the Hercules Credit Facility (as defined in Note 9) approximates market rates currently available to the Company.

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2024 and December 31, 2023 were:

	June 30,	December 31,
	2024	2023
Deferred research and development expenses, and deposits	$3,859,927	$4,463,783
Prepaid insurance expenses	1,036,223	340,388
Miscellaneous prepaid expenses and other current assets	421,686	183,146
Total prepaid expenses and other current assets	$5,317,836	$4,987,317

8.
ACCRUED EXPENSES

Accrued expenses at June 30, 2024 and December 31, 2023 were:

	June 30,	December 31,
	2024	2023
Accrued compensation	$2,571,463	$3,087,937
Accrued research and development expenses	2,411,867	1,687,327
Accrued other expenses	859,472	761,200
Total accrued expenses	$5,842,802	$5,536,464

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

On December 22, 2022, the Company entered into the Second Amendment to the Loan and Security Agreement (Second Amendment), which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2023 to May 1, 2024; (ii) extended the Maturity Date from October 1, 2023 to October 1, 2024; (iii) extended the availability of the Fourth Loan Tranche commitment of $20 million, which remained conditioned on approval by the Lenders’ investment committee, from May 1, 2023 to May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (A) the Maturity Date, as amended, or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. The initial end of term charge of $1,042,500 (End of Term Charge) was paid on October 2, 2023. The Second and Third Amendments were determined to be modifications in accordance with FASB ASC Topic 470, Debt and did not result in extinguishment.

On April 29, 2024, the Company entered into the Third Amendment to the Loan and Security Agreement (Third Amendment). The Third Amendment, among other things, extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2024 to October 1, 2024. On May 1, 2024, the Fourth Loan Tranche commitment expired unutilized.

In connection with the Hercules Credit Facility, the Company incurred a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, the End of Term Charge, which was paid in October 2023, and the Company will be required to pay the Supplemental End of Term Charge. The fees and transaction costs are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. The End of Term Charge was amortized to interest expense from 2019 through October 2023, and the Supplemental End of Term Charge is amortized to interest expense from December 2022 through the Maturity Date, both using the effective interest method. The effective interest rate was 12.6% at June 30, 2024. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment.

As of June 30, 2024, $15 million has been funded under the Loan and Security Agreement and no additional amounts were available to the Company for borrowing.

Long-term debt consisted of the following:

	June 30,	December 31,
	2024	2023
Term loan payable	$15,000,000	$15,000,000
Supplemental end of term charge	251,643	173,646
Unamortized debt issuance costs	(9,316)	(27,100)
Less: current portion	(15,242,327)	(15,146,546)
Total long-term debt	$—	$—

Future principal payments, including the Supplemental End of Term Charge, are as follows for the years ending December 31:

2024	15,292,500
Total	$15,292,500

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of June 30, 2024, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10.
STOCKHOLDERS’ EQUITY

In March 2021, the Company entered into an Open Market Sales Agreement SM with Jefferies LLC (Jefferies), as sales agent (2021 Jefferies Sales Agreement), under which the Company had the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. As of June 30, 2024, no shares of common stock may be sold under the 2021 Jefferies Sales Agreement, and no sales had previously been made pursuant to the 2021 Jefferies Sales Agreement.

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

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (Section 382 and 383), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2021, the Company believes it underwent four ownership changes. However, management believes that its aggregate Section 382 and 383 limitation (including the additional limitation for recognized “built-in-gains”) is sufficient so that no current impairment of its pre-ownership change tax attributes is required. The Company does not believe an ownership change has occurred from December 31, 2021, through June 30, 2024, based on a review of its equity history during that period. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause its existing tax attributes to incur additional limitations.

As of June 30, 2024, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2023, 2022, 2021, and 2020. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

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

In May 2023, the Company's Board of Directors approved the 2023 Equity Incentive Plan (2023 Equity Plan) to replace the Amended 2013 Plan. On June 30, 2023, the Company's stockholders approved the 2023 Equity Plan at the Company's 2023 annual meeting of stockholders. Pursuant to the 2023 Equity Plan, the Company will not make any further grants under the Amended 2013 Plan following June 30, 2023, though awards previously granted under the Amended 2013 Plan will remain outstanding. The 2023 Equity Plan is effective for a period of ten years after June 30, 2023, and a total of 5,450,000 shares of the Company’s common stock, in addition to shares of the Company’s common stock that are subject to awards granted under the Amended 2013 Plan that are outstanding as of such date and that are subsequently forfeited, cancelled, or expire before being exercised or settled in full, are authorized for issuance under the 2023 Equity Plan. As of June 30, 2024, there were 3,542,805 shares of common stock available for grant under the 2023 Equity Plan.

In 2022 the Company granted cash awards under its Management Cash Incentive Plan, as amended (the Management Cash Incentive Plan). The Management Cash Incentive Plan provides its participants with the opportunity to earn cash incentive awards for the achievement of goals relating to the performance of the Company and was adopted in 2016. The cash awards vest in four annual installments from the date of grant based on continued service and entitle the employees to receive a cash payment, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value to the amount by which the then value of the Company’s common stock exceeds the base value. As of June 30, 2024, $0.2 million was accrued as compensation expense for vested cash awards. There was no unrecognized expense as of June 30, 2024.

In 2022, the Company granted performance cash settled bonus awards (CSBUs) under its Management Cash Incentive Plan. As the performance criteria had been met, the awards will vest in four annual installments from the date of grant based on continued service, and entitle the employees to receive a cash payment for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control, equal in value of the closing price per share of the Company's common stock on the Nasdaq Capital Market (Nasdaq) on the payment date. As of June 30, 2024, $1.7 million was accrued as compensation expense for CSBUs as the Performance Criteria was met in February 2023. There was no unrecognized expense as of June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$1,034,174	$862,370	$1,898,358	$3,053,738
General and administrative expenses	901,355	711,170	1,586,008	$2,710,157
Total stock-based compensation expense	$1,935,529	$1,573,540	$3,484,366	$5,763,895

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2023	5,868,816	$6.40	6.44	$3,996
Granted	2,376,328	$3.67		—
Expired	(179,897)	$7.90		—
Forfeited	(31,506)	$4.49		—
Outstanding at June 30, 2024	8,033,741	$5.57	7.19	$—
Exercisable at June 30, 2024	4,829,541	$6.28	5.86	$—

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2024 of $3.31 and the per share exercise price of the underlying options.

As of June 30, 2024, unamortized stock-based compensation for stock options outstanding was $10.2 million and is expected to be recognized over a weighted average period of 2.66 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	944,497	$5.30
Settled in common stock	(212,441)	5.33
Outstanding at June 30, 2024	732,056	$5.29

There were no RSUs granted during the six months ended June 30, 2024. The total grant date fair value of RSUs vested was $1.1 million for the six months ended June 30, 2024. As of June 30, 2024, the outstanding RSUs had unamortized stock-based compensation of $2.8 million with a weighted-average remaining recognition period of 2.07 years and an aggregate intrinsic value of $2.4 million.

Employee Stock Purchase Plan

At June 30, 2024, the Company had 2,928,226 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Six Months Ended June 30,
	2024	2023
Weighted-average grant-date fair value per share	$1.44	$2.70
Total stock-based compensation expense	$9,505	$26,734

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

As of June 30, 2024, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.4 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of June 30, 2024 is 9.1%. The weighted average remaining lease term as of June 30, 2024 was 1.50 years. The operating lease expense for the six months ended June 30, 2024 was $140.3 thousand. Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of June 30, 2024 is as follows:

2024 remaining total lease payments	$423,132
Less: effect of discounting	(29,200)
Present value of lease liabilities	393,932

Current operating lease liabilities	$255,039
Non-current operating lease liabilities	$138,893
Total	$393,932

The Company’s gross future minimum payments under all non-cancelable operating leases as of June 30, 2024, are:

	Total	2024	2025	2026	2027
Operating lease obligations	$423,132	$137,928	$285,204	$—	$—

14.
COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through June 30, 2024, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

In-License Agreements

MEEI Agreement

The Company is developing ADX-2191 pursuant to an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (MEEI) originally entered into in July 2016 between MEEI and Helio Vision, Inc., as amended, (MEEI Agreement). The Company assumed the MEEI Agreement in connection with its 2019 acquisition of Helio Vision.

Pursuant and subject to the MEEI Agreement, the Company obtained an exclusive, worldwide license from MEEI to develop and commercialize ADX-2191 under certain patents and patent applications, and other licenses to intellectual property (MEEI Patent Rights). The Company has agreed to use commercially reasonable efforts, to develop ADX-2191, and to meet certain specified effort and achievement benchmarks by certain dates.

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

Legal Proceedings

On July 31, 2023, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against the Company and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). On January 2, 2024, the lead plaintiff filed an amended complaint. The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning (i) the New Drug Application (NDA) for and the prospects of ADX-2191 for the treatment of primary vitreoretinal lymphoma and (ii) the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired the Company's securities between January 7, 2021, and October 16, 2023, as well as attorneys’ fees and costs. On March 4, 2024, defendants filed a motion to dismiss the amended complaint, the plaintiff filed its opposition to the motion on April 18, 2024, and defendants filed a reply to plaintiff's opposition on May 20, 2024. Oral argument on the motion to dismiss was heard on July 24, 2024. The Company disputes the plaintiff's claims and intends to vigorously defend the suit. At this time, the Company cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

On March 7, 2024, a purported stockholder of the Company filed a derivative complaint in the U.S. District Court for the District of Massachusetts, captioned Fawaz Al-Jaljouli v. Todd C. Brady, et al. (No. 24-cv-10585), against certain of the Company’s executive officers and directors, and naming the Company as a nominal defendant. The derivative complaint alleges, purportedly on behalf of the Company, breach of fiduciary duty and violations of Section 14(a) of the Securities Exchange Act of 1934. The claims are based on substantially identical allegations as the complaint in the Securities Class Action. The lawsuit seeks, among other things, an award of damages, certain changes to the Company’s corporate governance, and attorneys’ fees and costs. On June 24, 2024, the plaintiff voluntarily dismissed all claims without prejudice.

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay the Company a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, the Company would be eligible to receive up to approximately $300 million in regulatory and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, the Company would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for the Company. Outside of the United States, the Company would be eligible to receive tiered royalties on net sales of reproxalap. As of August 1, 2024, AbbVie has not exercised the Option.

As of December 31, 2023, the Company had recognized zero collaboration revenue and $6.0 million of deferred collaboration revenue, long-term, related to the Option Agreement and Exercise Period Extension. During the three months ended June 30, 2024, the deferred collaboration revenue was moved from a long-term liability to a current liability on the Company’s balance sheet as a result of the Option expiring pursuant to the terms of the Option Agreement in less than one year if not exercised. The Company concluded, using ASC 606 by analogy for recognition considerations as the Option Agreement was not considered to be a vendor-customer relationship, that the transaction price is $6.0 million (the Transaction Price), and all other amounts are excluded from the Transaction Price as they relate to fees that can only be achieved subsequent to the exercise of the Option. The Transaction Price was allocated to the single unit of account, the Option to enter into a future Collaboration Agreement which is a material right, as the Option Extension Fee and the Option Payment are creditable against the upfront payments payable by AbbVie if the Collaboration Agreement is entered into. The Company concluded that all other performance obligations were immaterial promises in the context of the Option Agreement and did not represent additional units of account. The Company will begin to recognize revenue, if and, when the Option is exercised or when the Option expires.

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

All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in any annual, quarterly, or current reports that we may file with the Securities and Exchange Commission (SEC).

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

Overview

Aldeyra Therapeutics, Inc., including its wholly-owned subsidiaries (we, us, or the Company), is a biotechnology company devoted to discovering innovative therapies designed to treat immune-mediated and metabolic diseases. Our approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. Our late-stage product candidates are reproxalap, a RASP modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX-2191, a novel formulation of intravitreal methotrexate for the potential treatment of retinitis pigmentosa. Our preclinical RASP platform includes ADX-248, ADX-743, ADX-631, and other product candidates in development for inflammatory and metabolic diseases. Our development pipeline, as of the date of filing of this quarterly report on Form 10-Q is illustrated below.

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, we would be eligible to receive up to approximately $300 million in regulatory and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of August 1, 2024, AbbVie has not exercised the Option.

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

As we continue to execute on our strategy of expanding our product candidate pipeline, we may license or acquire new immune-modulating approaches with novel therapeutic potential. In January 2019, for example, we acquired Helio Vision, Inc. (Helio) and thereby obtained rights to ADX-2191.

We have no products approved for sale in the United States or elsewhere. We will not receive any revenue from sales of our product candidates that we develop until we obtain regulatory approval. We intend to commercialize our products, if approved for sale, through collaborations. Although we may receive commercial and license revenue in the future, we have to date primarily funded our operations through the sale of our common stock, convertible preferred stock, convertible promissory notes, warrants, and borrowings under debt facilities. We will need to raise additional capital in the form of debt or equity or through partnerships to fund additional development of our product candidates, and we may in-license, acquire, or invest in complementary businesses or products. In addition, contingent on capital resources, we may augment, diminish, or otherwise modify the clinical development plan described herein.

In March 2021, we entered into an Open Market Sales Agreement SM with Jefferies LLC (Jefferies), as sales agent (2021 Jefferies Sales Agreement), under which we had the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. As of June 30, 2024, no shares of common stock may be sold under the 2021 Jefferies Sales Agreement, and no sales had previously been made pursuant to the 2021 Jefferies Sales Agreement.

On January 28, 2019, we acquired Helio and thereby acquired rights to ADX-2191 pursuant to an Agreement and Plan of Merger dated as of January 24, 2019 (the Merger Agreement). As a result of the acquisition, we have issued an aggregate of 1,407,006 shares of common stock to the former securityholders and an advisor of Helio. Subject to the conditions of the acquisition agreement, we are contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of an NDA for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the closing date; and (b) $2.5 million of common stock following FDA approval of an NDA for an indication (other than proliferative vitreoretinopathy or a substantially similar label) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of common stock in the aggregate in connection with the acquisition. If we cease to use commercially reasonably efforts to develop and obtain regulatory approval for ADX-2191, subject to the terms and conditions of the Merger Agreement, ADX-2191 and related intellectual property rights may revert back to an entity designated by the representative of the former Helio stockholders. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million in the aggregate.

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been funded as of June 30, 2024. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. In December 2022, the Hercules Credit Facility was further amended to, among other things, (i) extend the expiration of the period in which interest-only payments on borrowings from May 1, 2023 to May 1, 2024; (ii) extend the Maturity Date from October 1, 2023 to October 1, 2024; and (iii) extend the availability of the $20.0 million draw-down from May 2023 to May 2024, subject to the satisfaction of certain conditions contained therein. The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. On April 29, 2024, the Hercules Credit Facility was further amended to, among other things, extend the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2024 to October 1, 2024. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of June 30, 2024, $15.0 million was outstanding under the Hercules Credit Facility.

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

To date, substantially all of our research and development expenses have been incurred in connection with reproxalap and ADX-2191, as well as the proof of concept trials with ADX-629. We expect our research and development expenses to increase for the foreseeable future as we advance ADX-248, ADX-743, ADX-631, and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates. The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

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

General and administrative expenses

During the six months ended June 30, 2024 and 2023, our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums, consulting including pre-commercial costs, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company, including costs associated with maintaining compliance with exchange listing and SEC requirements. Increases in general and administrative expenses will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the six months ended June 30, 2024, comprehensive loss is equal to our net loss of $24.9 million and our net unrealized loss on marketable securities of $9.7 thousand. For the six months ended June 30, 2023, comprehensive loss is equal to our net loss of $24.6 million and $0.1 million of losses on marketable securities reclassified to net loss.

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

There were no material changes to our critical accounting estimates during the six months ended June 30, 2024, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2023 Annual Report.

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

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Research and development expenses. Research and development expenses were $15.0 million for the three months ended June 30, 2024, compared to $7.0 million for the three months ended June 30, 2023. The increase of $8.0 million was primarily related to an increase in external clinical development costs and drug product manufacturing costs.

General and administrative expenses. General and administrative expenses were $3.0 million for the three months ended June 30, 2024, compared to $3.4 million for the three months ended June 30, 2023. The decrease of $0.4 million was primarily related to lower personnel costs, consulting expenditures, and legal costs.

Other income (expense). Total other income (expense), net, was $1.2 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in net other income of $0.2 million was due to lower interest income for the three months ended June 30, 2024, compared with the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Research and development expenses. Research and development expenses were $21.2 million for the six months ended June 30, 2024, compared to $18.2 million for the six months ended June 30, 2023. The increase of $3.0 million was primarily related to an increase in external clinical development costs and drug product manufacturing expenditures, offset by a decrease of $1.5 million in personnel costs.

General and administrative expenses. General and administrative expenses were $6.2 million for the six months ended six months ended June 30, 2024, compared to $8.9 million for the six months ended June 30, 2023. The decrease of $2.7 million was primarily related to lower personnel costs, consulting expenditures, and legal costs.

Other income (expense). Total other income (expense), net, was $2.5 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively, which reflects consistent interest income for the six months ended June 30, 2024 and 2023.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At June 30, 2024, we had total stockholders’ equity of approximately $98.3 million, and cash, cash equivalents, and marketable securities of $120.3 million. During the six months ended June 30, 2024, we had a net loss of approximately $24.9 million. We expect to generate operating losses for the foreseeable future.

In March 2021, we entered into the 2021 Jefferies Sales Agreement under which we had the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $100.0 million. As of June 30, 2024, no shares of common stock may be sold under the 2021 Jefferies Sales Agreement, and no sales had previously been made pursuant to the 2021 Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility (the Loan and Security Agreement), pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan and Security Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche and the 2021 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. On April 20, 2021, we entered into the First Amendment (First Amendment) to Loan and Security Agreement with Hercules. The First Amendment, among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement to the greater of (a) the Prime Rate plus 3.10% or (b) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions, which conditions were satisfied in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. On December 22, 2022, we entered into the Second Amendment (Second Amendment) to the Loan and Security Agreement with Hercules, which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2023 to May 1, 2024; (ii) extended the Maturity Date from October 1, 2023 to October 1, 2024 (Maturity Date); (iii) extended the availability of the Fourth Loan Tranche commitment of $20 million, which remained conditioned on approval by the Lenders’ investment committee, from May 1, 2023 to May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (A) the Maturity Date, as amended, or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. The initial end of term charge of $1,042,500 (End of Term Charge) was paid on October 2, 2023. On April 29, 2024, we entered into the Third Amendment (Third Amendment) to the Loan and Security Agreement with Hercules. The Third Amendment, among other things, extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2024 to October 1, 2024. On May 1, 2024, the Fourth Loan Tranche commitment expired unutilized.

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of June 30, 2024, $15.0 million was outstanding under the Hercules Credit Facility and no amounts remained available for borrowing.

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

Based on our current operating plan and excluding any potential licensing and product revenue, we believe that our cash, cash equivalents and marketable securities as of June 30, 2024, will be sufficient to fund our currently projected operating expenses and debt obligations through 2026, including continued early and late-stage development of our product candidates. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization (as applicable) of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources in order to carry out all of our planned research and development activities and regulatory activities; commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates; or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap, and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders. We are in a period of economic uncertainty, inflation, and capital markets disruption, which has been significantly impacted by adverse developments affecting the financial services industry, including geopolitical instability due to, among other things, the continued hostilities in Ukraine and Israel and the surrounding areas. In addition, the disruption in the capital markets could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities, which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(23,196,985)	$(22,801,654)
Net cash (used in) provided by investing activities	(48,614,499)	30,000,000
Net cash provided by financing activities	18,191	57,851
Net (decrease) increase in cash and cash equivalents	$(71,793,293)	$7,256,197

Operating Activities. Net cash used in operating activities was $23.2 million for the six months ended June 30, 2024, compared to net cash used in operating activities of $22.8 million for the same period in 2023. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the six months ended June 30, 2024 as compared to 2023 was principally due to an increase in net loss, primarily from research and development activities; changes in accrued expenses, due to the amount and timing of payments for research and development activities; and changes in prepayments, due to timing of payment and collection of a receivable; in addition to a decrease in stock compensation for the six months ended June 30, 2024 compared to the same period in 2023.

Investing Activities. Net cash used in investing activities was $48.6 million for the six months ended June 30, 2024, and $30.0 million provided by investing activities for the six months ended June 30, 2023. Net cash used in investing activities related to purchases of marketable securities for the six months ended June 30, 2024. Net cash provided by investing activities related to maturities of marketable securities for the six months ended June 30, 2023.

Financing Activities. Net cash provided by financing activities was $18.2 thousand for the six months ended June 30, 2024, compared to $57.9 thousand for the six months ended June 30, 2023. The net cash provided by financing activities for the six months ended June 30, 2024 and 2023 consisted of stock purchases under the employee stock purchase plan.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On July 31, 2023, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against us and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). On January 2, 2024, the lead plaintiff filed an amended complaint. The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning (i) the NDA for and the prospects of ADX-2191 for the treatment of primary vitreoretinal lymphoma and (ii) the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired our securities between January 7, 2021, and October 16, 2023, as well as attorneys’ fees and costs. On March 4, 2024, defendants filed a motion to dismiss the amended complaint, the plaintiff filed its opposition to the motion on April 18, 2024, and defendants filed a reply to plaintiff’s opposition on May 20, 2024. Oral argument on the motion to dismiss was heard on July 24, 2024. We dispute the plaintiff's claims and intend to vigorously defend the suit. At this time, we cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

On March 7, 2024, a purported stockholder of the Company filed a derivative complaint in the U.S. District Court for the District of Massachusetts, captioned Fawaz Al-Jaljouli v. Todd C. Brady, et al. (No. 24-cv-10585), against certain of the Company’s executive officers and directors, and naming the Company as a nominal defendant. The derivative complaint alleges, purportedly on behalf of the Company, breach of fiduciary duty and violations of Section 14(a) of the Securities Exchange Act of 1934. The claims are based on substantially identical allegations as the complaint in the Securities Class Action. The lawsuit seeks, among other things, an award of damages and restitution in favor of us, certain changes to our corporate governance, and attorneys’ fees and costs. On June 24, 2024, the plaintiff voluntarily dismissed all claims without prejudice.

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

We cannot be certain that the design, conduct, and analysis of the results of the proposed trial will be sufficient to establish the effectiveness of reproxalap for treatment of dry eye disease to the FDA’s satisfaction, and therefore allow us to resubmit or receive approval of an NDA for reproxalap. As part of the potential NDA resubmission, the FDA could require additional studies or clinical trials, and the submission of the results of those studies or clinical trials before a potential NDA resubmission will be reconsidered, which would require us to expend more resources than we planned or that are available to us, and could substantially delay acceptance and/or approval, if any, of a potential NDA resubmission. Any such requirement would increase our costs and delay approval and commercialization of reproxalap for the treatment of dry eye disease and would have a material adverse effect on our business and financial condition. Additionally, the FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. Clinical trial results frequently are susceptible to varying interpretations and regulatory authorities may disagree on what are appropriate methods for analyzing data, which may delay, limit or prevent regulatory approvals. There can be no assurance that a potential NDA resubmission to the FDA will be accepted or approved in a timely manner or at all. If marketing approval for reproxalap is delayed, limited or denied, our ability to market reproxalap, and our ability to generate product sales, would be adversely affected. Even if reproxalap is approved for the treatment of dry eye disease, the FDA may limit use to certain patient populations, include extensive warnings on the product labeling, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of reproxalap.

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

As part of our growth strategy, we plan to evaluate the development and commercialization of other therapies related to immune-mediated and metabolic diseases. We will evaluate internal opportunities from our compound libraries, and also may choose to continue to in-license or acquire other product candidates, as well as commercial products, to treat patients suffering from immune-mediated and metabolic disorders with high unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials, and approval by the FDA and/or applicable foreign regulatory authorities. In-licensed product candidates may have been unsuccessfully developed by others in indications similar to those that we may pursue. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. For example, in June 2023, we received a Complete Response Letter from the FDA regarding our NDA for ADX-2191 for the treatment of primary vitreoretinal lymphoma (the ADX-2191 Complete Response Letter). The ADX-2191 Complete Response Letter stated that there was a “lack of substantial evidence of effectiveness” due to “a lack of adequate and well-controlled investigations” in the literature-based NDA submission. In light of the

FDA’s ADX-2191 Complete Response Letter, we halted pre-commercial activities related to ADX-2191 for the treatment of primary vitreoretinal lymphoma. In January 2024 we de-prioritized the previously announced programs of ADX-629 in chronic cough and idiopathic nephrotic syndrome due to regulatory and trial feasibility challenges, respectively. Additionally, in the three months ended March 31, 2024, we deprioritized ADX-2191 for the treatment of proliferative vitreoretinopathy and primary vitreoretinal lymphoma due to the requirement from the FDA to run clinical trials that we did not deem to be feasible. If marketing approval for our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected. Such a delay could occur because a competitor product is approved before our product and secures patent protection, market exclusivity, or both, and thereby precludes our product approval for a number of years. It is also possible that additional studies or clinical trials may not suffice to make our application approvable. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, adequately priced, successfully commercialized, or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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
•
determining that one or more clinical trials that may be required for approval of a product candidate was or would not be feasible;
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

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. Any negative results or perceived negative results in clinical trials for one indication may have an adverse effect on our ability to develop and potentially commercialize reproxalap or our other product candidates for the treatment of another indication. In addition, as product candidates proceed through development, the trial designs may often be different and may need to evolve and change from phase to phase or within the same phase or same trial, as is the case for adaptive trials; the vehicles or controls may be modified from trial to trial; and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. Success in run-in cohorts, earlier clinical trials, or clinical trials focused on a different indication does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through other phases of clinical testing. In addition, discussions with regulatory bodies, such as the FDA, may lead to changes in trial designs or programs. Companies frequently suffer significant setbacks in advanced clinical trials, even after run-in cohorts or earlier clinical trials have shown promising results. For example, the results of the TRANQUILITY Trial of reproxalap in dry eye disease did not reflect the results of the TRANQUILITY run-in cohort. Moreover, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including Sjögren-Larsson and retinitis pigmentosa. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. Public health epidemics or pandemics and the response thereto may have an impact on our ability to enroll and retain patients in our clinical trials. For instance, patient enrollment in our GUARD trial of ADX-2191 in proliferative vitreoretinopathy was negatively impacted as a result of limited clinical trial staffing at trial sites and some patients electing to delay surgery. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as proliferative vitreoretinopathy and idiopathic nephrotic syndrome, lack of availability of, or difficulty recruiting or retaining a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenues.

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

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect that ongoing initiatives in the United States will increase pressure on drug pricing. Such reforms could have an adverse effect on the pricing of and anticipated revenues from our current or future product candidates for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Additionally, if any of our competitors’ products are approved and are unable to gain market acceptance for any reason, there could be a market perception that products such as reproxalap are not able to adequately meet an unmet medical need. If we or our partners, if any, are unable to demonstrate to physicians, hospitals, third-party payors, or patients that our products are better alternatives, we or our partners, if any, may not be able to gain market acceptance for our products at the levels we anticipate and our business may be materially harmed as a result.

If the market opportunities for reproxalap and our other product candidates are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.

We focus our research and product development on treatments for immune-mediated and metabolic diseases. Our estimated addressable markets and market opportunities for our product candidates are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence, and internally generated data and assumptions. We have not independently verified any third-party information and cannot be assured of its accuracy or completeness. Our projections of both the number of people who have diseases in our target markets, as well as the subset of people with diseases who have the potential to benefit from treatment with our product candidates, are based on estimates that have been derived from a variety of sources, including scientific literature, surveys of clinics, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of diseases in our target markets. The number of patients may turn out to be lower or more difficult to identify than expected. In addition, our product candidates may not achieve commercial success due to market conditions or regulatory challenges.

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

Market acceptance and sales of our product candidates will depend significantly on the availability of adequate insurance coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. The reimbursement levels may be significantly less than the currently anticipated pricing of our product candidates. As a result of negative trends in the general economy in the United States or other jurisdictions in which we may do business, government authorities or third-party payors may be unable to satisfy reimbursement obligations or may delay payment. Reimbursement by a third-party payor may depend upon a number of factors including the third-party payor’s determination that use of a product candidate is:

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

In order to conduct clinical trials of our product candidates, we will need to manufacture them in large quantities. Quality issues may arise during scale-up activities. Our reliance on a limited number of Contract Manufacturing Organizations (CMOs), the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, and cause us to incur higher costs and prevent us from commercializing our product candidates successfully. Furthermore, if our CMOs fail to deliver the required commercial quality and quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement CMOs capable of production in a timely manner at a substantially equivalent cost, then testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. In addition, failure of CMOs to comply with regulatory and quality requirements could delay manufacturing or the review of our marketing applications.

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

Our future success depends on our or our partners’ ability to demonstrate and maintain a competitive advantage with respect to the design, development, and commercialization of reproxalap or our other product candidates. Inflammatory and metabolic diseases may be treated with a variety drugs, some of which are generic. Our potential competitors may be developing novel therapies that may be safer or more effective than our product candidates.

If we are unable to enter into agreements with third parties to market, sell, and distribute our product candidates, we may be unable to generate any revenues.

We have no experience as a Company in the sale, marketing or distribution of biopharmaceutical products. Although we currently plan to commercialize reproxalap through a collaboration with a third party, if reproxalap or any of our other product candidates ultimately receives regulatory approval and we remain responsible for the commercialization of such approved product, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop and maintain internal sales, distribution, and marketing capabilities, some of which will be committed prior to any confirmation that the applicable product candidates will be approved.

We may not be successful in entering into arrangements with third parties to market and sell our product candidates or may be unable to do so on terms that are acceptable to us. Any of these third parties may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

An orphan product can also obtain an additional two years of orphan market exclusivity in the EU if the marketing authorization application contains the results of all pediatric studies conducted in accordance with and agreed pediatric investigation plan. The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation (e.g., the product is sufficiently profitable not to justify maintenance of market exclusivity).

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

Competition that our product candidates may face from generic versions of our product candidates could materially and adversely impact our future revenue, profitability, and cash flows and could substantially limit our ability to obtain a return on the investments we have made in those product candidates. Our future revenues, profitability, and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in those product candidates may be substantially limited if our product candidates, if and when approved, are not afforded the appropriate periods of non-patent exclusivity.

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

We intend to market and commercialize our product candidates internationally. To market and sell our product candidates in jurisdictions outside the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals on a timely basis or non-compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs for us and could delay or prevent the introduction of our product candidates in certain countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any jurisdiction, which would materially impair our ability to generate revenue.

The UK's exit from the EU continues to create political and economic uncertainty, particularly in the UK and the EU. The UK is now being treated as a "third country" by the EU and new UK legislation has taken effect. This means that some regulatory activities, such as batch testing and Qualified Person certification conducted in Great Britain is no longer recognized in the EU. However, the UK and EU have concluded a Trade and Cooperation Agreement (TCA), which has been approved by the UK Parliament, European Council and European Parliament and has limited the disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of cGMP inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as "retained EU law." By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence to the regulation of medicines (although divergence has appeared in some areas). However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market - adding an extra layer of regulatory complexity. As companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). The UK government is currently trying to renegotiate fundamental aspects of the NIP so this is an unpredictable area for companies in the near future. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree to a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see below). If we fail to comply with the regulatory requirements in international markets and thus receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses since inception and we expect to incur significant losses over the next several years. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the three months ended June 30, 2024 and 2023 was approximately $16.8 million and $9.0 million, respectively. As of June 30, 2024, we had total stockholders’ equity of $98.3 million and an accumulated deficit of $419.2 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved and we do not enter into collaboration agreements with third parties, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as compared to prior periods as we prepare for commercializing of reproxalap alone or with others, if approved, and continue development of ADX-2191, ADX-248, ADX-743, ADX-631, and other product candidates, and as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company, and increased insurance premiums, among other factors. Our license agreement with Massachusetts Eye and Ear Infirmary, or MEEI, under which we license certain of our patent rights and a significant portion of the technology for ADX-2191, imposes royalty and other financial obligations on us, and we may enter into additional licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance and other obligations on us.

Our expenses will also increase if and as we:

•
seek marketing approval for reproxalap and establish our sales, marketing and distribution capabilities for reproxalap in advance of and upon any such approval;
•
are unable to enter into a collaboration agreement with a suitable third party on acceptable terms for the commercialization of reproxalap;
•
conduct any necessary clinical trials and other development activities and/or seek marketing approvals for ADX-2191, ADX-248, ADX-743, ADX-631 and any other product candidates;
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

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings, including debt financings. The state of the global economy and market instability has made the business climate volatile and more costly. Uncertain economic conditions, uncertainty as to the general direction of the macroeconomic environment, and the price of our common stock, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. For example, the capital and credit markets may be adversely affected by the ongoing conflicts in Ukraine and Israel and the surrounding areas, the possibility of wider regional or global conflicts, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as a global financial crisis, could affect our ability to raise additional capital. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders or be excessively dilutive. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

Raising additional capital may cause dilution to stockholders, restrict our operations, or require us to relinquish rights to its technologies or product candidates.

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

We may allocate our cash, cash equivalents, and marketable securities in ways that you or other stockholders may not approve.

Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities. Because of the number and variability of factors that will determine our use of our cash, cash equivalents, and marketable securities, management’s ultimate use of cash, cash equivalents, and marketable securities may vary substantially from the currently intended use. Our management might not apply our cash, cash equivalents, or marketable securities in ways that ultimately increase the value of your investment. We expect to use our cash, cash equivalents, and marketable securities to: fund our planned clinical trials of a number of product candidates; continue to fund the potential NDA resubmission and approval process for reproxalap, including conducting any additional clinical trials or other activities that the FDA may require for approval of reproxalap; develop other molecules that relate to immune-mediated disease; pursue regulatory approval for our product candidates; service our debt obligations; and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash, cash equivalents, or marketable securities in short-term, investment-grade, interest-bearing securities, which may not yield a favorable return to our stockholders. If we do not invest or apply our cash, cash equivalents, or marketable securities in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

The terms of our secured debt facility require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In March 2019, we entered into a credit facility with Hercules Capital, which was subsequently amended in April 2021, December 2022, and April 2024, that is secured by a lien covering all of our assets, other than our intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock, or make investments. If we default under the terms of the Hercules Credit Facility or any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of transactions involving our common stock.

In general, under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that its aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through June 30, 2024, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

Our operations could be subject to business disruptions such as earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health epidemics, regional or larger scale conflicts or geo-political actions, war or other military conflict (including an escalation of the conflicts in Ukraine and Israel and the surrounding areas), trade policies, sanctions, treaties and tariffs and other natural or man-made disasters or other business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition, and increase our costs and expenses. We rely on third-party manufacturers to produce reproxalap and our other product candidates. Our ability to obtain clinical and commercial supplies of reproxalap or our other product candidates could be disrupted, if the operations of these suppliers are affected by these or other business disruptions.

We are in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing conflicts in Ukraine and Israel and the surrounding areas. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy and capital markets resulting from the conflicts in Ukraine and Israel or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the conflicts in Ukraine and Israel and the surrounding areas. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit, and capital markets, as well as supply chain disruptions.

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

In addition, in October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and initiated a military campaign Hamas. Significant clashes between Israel and Hezbollah in Lebanon have also occurred and may escalate in the future into a greater regional conflict.

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

We may maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return these deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

As of June 30, 2024, we had only 10 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

In addition, during challenging and uncertain economic environments, in tight credit markets and during public health epidemics, and with the continued hostilities in Ukraine and Israel and the surrounding areas, there may be a disruption or delay in the performance of our third-party contractors, suppliers, or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected.

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

We also rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. We do not have any control over the process or timing of the acquisition of raw materials by our contract manufacturers. Moreover, we currently do not have agreements in place for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial, including as a result of the continued hostilities in Ukraine and Israel and the surrounding areas, could considerably delay completion of that clinical trial, product candidate testing, and potential regulatory approval of that product candidate.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants, and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war or other military conflict, including as a result of the continued hostilities in Ukraine and Israel and the surrounding areas, and telecommunication and electrical failures. While to our knowledge we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information, or other personal information, or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets, or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. These risks may be heightened as a result of remote working arrangements. In addition, due to the political uncertainty involving the continued hostilities in Ukraine and Israel and the surrounding areas, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Any of these events or circumstances could materially adversely affect our business, financial condition, and operating results.

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

We may fail to comply with any of our obligations under existing or future agreements pursuant to which we license or acquire rights or technology, which could result in the loss of rights or technology that are material to our business.

We are a party to technology licenses, including an in-license agreement for ADX-2191, and we may enter into additional licenses in the future. Such licenses do, and may in the future, impose commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we could lose valuable rights under our collaboration agreements and our ability to develop product candidates could be impaired. Additionally, should such a license agreement be terminated for any reason, there may be a limited number of replacement licensors, and a significant amount of time may be required to transition to a replacement licensor.

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

On January 28, 2019, we acquired Helio and thereby acquired rights to ADX-2191 pursuant to the Merger Agreement. We agreed to use commercially reasonably efforts to develop and obtain regulatory approval for ADX-2191. ADX-2191 is currently being developed for the potential treatment of retinitis pigmentosa. In the three months ended March 31, 2024, we deprioritized ADX-2191 for the treatment of proliferative vitreoretinopathy and primary vitreoretinal lymphoma due to the requirement from the FDA to run clinical trials that we did not deem to be feasible. If we cease to use commercially reasonably efforts to develop and obtain regulatory approval for ADX-2191, subject to the terms and conditions of the Merger Agreement, ADX-2191 and related intellectual property rights may revert back to an entity designated by the representative of the former Helio stockholders.

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

We and the third parties with whom we work are increasingly utilizing social media tools as a means of communication both internally and externally, and noncompliance with applicable requirements, policies, or contracts due to social media use or negative posts or comments could have an adverse effect on our business.

Social media is increasingly being used to communicate about our product candidates and clinical development programs, and we may intend to utilize appropriate social media in connection with our commercialization efforts following approval of any product candidates. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. In addition, our employees or third parties with whom we contract or may contract, such as CROs, may knowingly or inadvertently make use of social media in ways that may not comply with legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property. Additionally, such use of social media by our employees or third parties with whom we contract or may contract may result in public exposure of personal information of our employees, clinical trial patients and others or information regarding any product candidates or clinical trials along with the potential for litigation related to off-label marketing or other prohibited activities. For example, clinical trial patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about any product candidate.

There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. Furthermore, negative posts or comments about us or any of our product candidates on social media could seriously damage our reputation, brand image or goodwill. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to its business.

Risks Related to Employee Matters and Managing Growth

We are highly dependent on the services of our senior management team and certain key consultants.

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of our senior management team comprised of: Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer, and Stephen G. Machatha, Ph.D., our Chief Development Officer, as well as certain other employees. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, drug development, and financial and accounting consultants. Leadership transitions can be inherently difficult to manage and may cause disruption within our company. The loss of key individuals or the services of future members of our management team could delay or prevent the further development of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

If we fail to attract and retain senior management, we may be unable to successfully develop or commercialize our product candidates.

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

In August 2024, we announced that Bruce Greenberg, our Senior Vice President of Finance and Interim Chief Financial Officer, will step down from his positions with the company effective August 31, 2024. Following his departure we expect to outsource the principal financial and principal accounting officer roles through the engagement of a third-party provider of strategic and operational finance and accounting services. Mr. Greenberg has agreed to continue to serve as Interim Chief Financial Officer until such time and we expect to enter into a consulting agreement with Mr. Greenberg pursuant to which Mr. Greenberg is expected to provide consulting services to the company through November 30, 2024 to help support the successful transfer of responsibilities, but we may experience difficulties or delays during the transition. This or other changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition, our business may be adversely affected.

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

As of June 30, 2024, we only had 10 full-time employees. We currently plan to commercialize reproxalap through a collaboration with a third party. However, if we are not able to establish a suitable collaboration, we may need to grow our organization to continue development and pursue the potential commercialization of reproxalap. In addition, we expect that we will need to grow our organization to continue development and pursue the potential commercialization of our other product candidates, as well as function as a public company. As we seek to advance reproxalap, alone or with others, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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
•
increases in custom duties and tariffs;
•
changes in currency exchange rates;
•
economic weakness, including inflation, and political instability, including effects of adverse developments affecting the financial services industry, the ongoing conflicts in Ukraine and Israel and the surrounding areas, and the possibility of a wider regional or global conflict, and global sanctions imposed in response thereto;
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

Changes in United States social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. Concerns over economic recession, interest rate increases and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Recent and upcoming presidential and congressional elections in the United States could also result in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy that may impact the biopharmaceutical industry in the United States. Any such impacts may have a negative impact on the United States economies and on our business, financial condition, and results of operations. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, continued hostilities in Ukraine and Israel and the surrounding areas, could lead to disruption, instability, and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the Society for Worldwide Interbank Financial Telecommunication payment (SWIFT) system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

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

These initiatives recently culminated in the enactment of the IRA, in August 2022, which, among other things, will allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price representing a significant discount from average prices to wholesalers and direct purchasers. The law will also, beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. Thus, although it is unclear how the IRA will be implemented, the IRA will likely have a significant impact on our business and the pharmaceutical industry as a whole.

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

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the potential approval and marketing approvals of our product candidates, if any, may be. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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
•
the availability of capital.

Our operations and relationships with actual and potential customers, providers, and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, exclusions from government programs, contractual damages, and reputational harm, and could diminish our future profits and earnings.

Our arrangements with third-party payors, physicians, and other potential customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we obtain marketing approval.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties; damages; fines; imprisonment; exclusion of product candidates from government-funded healthcare programs, such as Medicare and Medicaid; disgorgement; contractual damages; reputational harm; diminished profits and future earnings; and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may also be subject to criminal, civil, or administrative sanctions, including exclusions from government-funded healthcare programs. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause us to incur significant legal expenses and divert management’s attention from the operation of the business, even if such action is successfully defended.

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

In the past, securities class action litigation has often been brought against companies, including us, following a decline in the market price of its securities. The risk of securities class action litigation is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. Such litigation could cause us to incur substantial costs and a diversion of management’s attention and resources, which could harm our business. For further information about specific litigation and proceedings, see the section titled “Legal Proceedings” contained in Part II, Item 1, and Note 14 of our Notes to Consolidated Financial Statements (unaudited) of this report.

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

Concerns over economic recession, interest rate increases and inflation, adverse developments affecting financial services industry, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, upcoming presidential and congressional elections in the United States, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the continued hostilities in Ukraine and Israel and the surrounding areas, could lead to disruption, instability and volatility in global markets and industries. In connection with the hostilities between Russia and Ukraine the U.S. government and other governments and jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

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

As of June 30, 2024, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 39% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Interim Chief Financial Officer Transition

On August 1, 2024, we announced that Bruce Greenberg, our Senior Vice President of Finance and Interim Chief Financial Officer, will step down from his positions with the company effective August 31, 2024. Following his departure, we expect to outsource the principal financial and principal accounting officer roles through the engagement of a third-party provider of strategic and operational finance and accounting services. Mr. Greenberg has agreed to continue to serve as Interim Chief Financial Officer until such time and we expect to enter into a consulting agreement with Mr. Greenberg pursuant to which Mr. Greenberg is expected to provide consulting services to the company through November 30, 2024 to help support the successful transfer of responsibilities. Mr. Greenberg’s separation will be treated as an “Involuntary Termination” within the meaning of that certain offer letter, dated November 26, 2019, between the Company and Mr. Greenberg (which agreement has previously been filed with the SEC). Mr. Greenberg’s departure is not the result of any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices.

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
10.1*

Third Amendment to Loan and Security Agreement, dated April 29, 2024, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc.

10.2*	Fifth Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of April 29, 2024.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aldeyra Therapeutics, Inc.

[August 1, 2024]	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

[August 1, 2024]	/s/ Bruce Greenberg
Bruce Greenberg
Senior Vice President of Finance, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)