Form 10-Q
period 2024-09-30
Aldeyra Therapeutics, Inc.
filed 2024-11-07
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 5, 2024, there were 59,549,598 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2024

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2024	December 31,
	(unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$28,120,029	$142,823,016
Cash equivalent - reverse repurchase agreements	40,000,000	—
Marketable securities	44,624,170	—
Prepaid expenses and other current assets	3,976,564	4,987,317
Total current assets	116,720,763	147,810,333
Deferred offering costs	267,261	—
Right-of-use assets	329,968	510,814
Fixed assets, net	1,360	5,764
Total assets	$117,319,352	$148,326,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$186,919	$1,338,057
Accrued expenses	10,423,297	5,536,464
Current portion of debt	279,957	15,146,546
Operating lease liabilities	263,241	239,183
Deferred collaboration revenue	6,000,000	—
Total current liabilities	17,153,414	22,260,250
Deferred collaboration revenue, long-term	—	6,000,000
Operating lease liabilities, long-term	70,234	271,631
Long-term debt, net of current portion	15,000,000	—
Total liabilities	32,223,648	28,531,881
Commitments and contingencies (Notes 3, 9, & 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 authorized and 59,549,598 and 59,195,951 shares issued and outstanding, respectively	59,550	59,196
Additional paid-in capital	519,271,439	513,994,982
Accumulated other comprehensive income	66,540	—
Accumulated deficit	(434,301,825)	(394,259,148)
Total stockholders’ equity	85,095,704	119,795,030
Total liabilities and stockholders’ equity	$117,319,352	$148,326,911

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$12,441,509	$6,961,669	$33,594,761	$25,160,437
General and administrative	3,696,067	2,588,701	9,944,487	11,535,868
Loss from operations	(16,137,576)	(9,550,370)	(43,539,248)	(36,696,305)
Other income (expense):
Interest income	1,503,845	1,902,242	4,951,949	5,463,928
Interest expense	(479,252)	(538,743)	(1,455,378)	(1,557,171)
Total other income (expense), net	1,024,593	1,363,499	3,496,571	3,906,757
Net loss	$(15,112,983)	$(8,186,871)	$(40,042,677)	$(32,789,548)
Net loss per share - basic and diluted	$(0.25)	$(0.14)	$(0.67)	$(0.56)
Weighted average common shares outstanding - basic and diluted	59,530,113	58,990,189	59,453,312	58,858,631

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(15,112,983)	$(8,186,871)	$(40,042,677)	$(32,789,548)
Other comprehensive income:
Net unrealized gain on marketable securities, net of tax	76,198	—	66,540	—
Reclassification of losses to net loss	—	—	—	103,938
Total other comprehensive income	$76,198	$—	$66,540	$103,938
Comprehensive loss	$(15,036,785)	$(8,186,871)	$(39,976,137)	$(32,685,610)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2023	59,195,951	$59,196	$513,994,982	$—	$(394,259,148)	$119,795,030
Stock-based compensation	—	—	5,238,751	—	—	5,238,751
Issuance of common stock, employee stock purchase plan	13,159	14	38,046	—	—	38,060
Issuance of common stock, vested restricted stock units	340,488	340	(340)	—	—	—
Other comprehensive income	—	—	—	66,540	—	66,540
Net loss	—	—	—	—	(40,042,677)	(40,042,677)
Balance, September 30, 2024	59,549,598	$59,550	$519,271,439	$66,540	$(434,301,825)	$85,095,704

Balance, December 31, 2022	58,560,078	$58,560	$507,770,045	$(103,938)	$(356,716,638)	$151,008,029
Stock-based compensation	—	—	4,943,228	—	—	4,943,228
Issuance of common stock, exercise of stock options	297,703	298	163,643	—	—	163,941
Issuance of common stock, employee stock purchase plan	26,168	26	111,076	—	—	111,102
Issuance of common stock, vested restricted stock units	377,184	377	(377)	—	—	—
Common stock withheld for tax obligations on option exercise	(73,807)	(74)	(532,877)	—	—	(532,951)
Other comprehensive income	—	—	—	103,938	—	103,938
Net loss	—	—	—	—	(32,789,548)	(32,789,548)
Balance, September 30, 2023	59,187,326	$59,187	$512,454,738	$—	$(389,506,186)	$123,007,739

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated Other
	Shares	Amount	Additional Paid-in Capital	Comprehensive Income (loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2024	59,414,489	$59,415	$517,449,424	$(9,658)	$(419,188,842)	$98,310,339
Stock-based compensation	—	—	1,802,281	—	—	1,802,281
Issuance of common stock, employee stock purchase plan	7,062	7	19,862	—	—	19,869
Issuance of common stock, vested restricted stock units	128,047	128	(128)	—	—	—
Other comprehensive income	—	—	—	76,198	—	76,198
Net loss	—	—	—	—	(15,112,983)	(15,112,983)
Balance, September 30, 2024	59,549,598	$59,550	$519,271,439	$66,540	$(434,301,825)	$85,095,704

Balance, June 30, 2023	58,801,207	$58,801	$511,143,713	$—	$(381,319,315)	$129,883,199
Stock-based compensation	—	—	1,627,170	—	—	1,627,170
Issuance of common stock, exercise of stock options	288,099	288	158,360	—	—	158,648
Issuance of common stock, employee stock purchase plan	9,896	10	58,534	—	—	58,544
Issuance of common stock, vested restricted stock units	161,931	162	(162)	—	—	—
Common stock withheld for tax obligations on option exercise	(73,807)	(74)	(532,877)	—	—	(532,951)
Net loss	—	—	—	—	(8,186,871)	(8,186,871)
Balance, September 30, 2023	59,187,326	$59,187	$512,454,738	$—	$(389,506,186)	$123,007,739

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,042,677)	$(32,789,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,710,160	6,553,112
Non-cash interest expense	133,411	283,444
Net amortization of premium on marketable securities	(1,205,746)	(14,542)
Depreciation and amortization expense	185,250	196,311
Change in operating assets and liabilities:
Prepaid expenses and other current assets	1,010,753	2,847,103
Accounts payable	(1,151,138)	113,569
Accrued expenses and other liabilities	3,188,085	(8,016,017)
Net cash used in operating activities	(31,171,902)	(30,826,568)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(75,351,884)	—
Maturities of marketable securities	32,000,000	30,000,000
Net cash (used in) provided by investing activities	(43,351,884)	30,000,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs	(217,261)	—
Proceeds from exercise of stock options	—	163,941
Tax withholding payments for net share-settled equity awards	—	(532,951)
Proceeds from employee stock purchase plan	38,060	111,102
Net cash used in financing activities	(179,201)	(257,908)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(74,702,987)	(1,084,476)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	142,823,016	144,419,364
CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,120,029	$143,334,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,329,167	$1,262,354

SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Offering costs not yet paid	$50,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
NATURE OF BUSINESS

Aldeyra Therapeutics, Inc., together with its wholly owned subsidiaries (the “Company” or “Aldeyra”), a Delaware corporation, is a clinical-stage biotechnology company devoted to discovering innovative therapies designed to treat immune-mediated and metabolic diseases.

The Company’s principal activities to date include research and development activities along with related general business planning, including raising capital.

2.
BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 7, 2024 (2023 Annual Report).

The financial information as of September 30, 2024, and the three and nine months ended September 30, 2024 and 2023, respectively, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2023 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on the Company's current operating plan, and excluding any potential licensing and product revenue, the Company believes that cash, cash equivalents and marketable securities will be sufficient to fund the Company's currently projected operating expenses and debt obligations for at least the next 12 months from the date the financial statements are issued. The Company has based projections of operating capital requirements on the current operating plan, which includes several assumptions that may prove to be incorrect, and the Company may use all available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any product candidates for which the Company may receive marketing approval; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If unable to secure additional funding, the Company could be forced to delay, reduce, or eliminate research and development programs and reproxalap commercialization efforts, whether alone or with others.

Curtailment of operations would cause significant delays in the Company’s efforts to develop and introduce products to market, which is critical to the realization of the business plan and the future operations of the Company.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, including fair value estimates for investments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. The Company’s management evaluates estimates and assumptions on an ongoing basis. Management’s most significant estimates in the Company’s condensed consolidated financial statements include, but are not limited to, deferred and accrued research and development costs, stock-based compensation, and accounting for income taxes and related valuation allowance. Although the estimates and assumptions are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results may ultimately materially differ from the estimates and assumptions.

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the nine months ended September 30, 2024, as compared to those identified in the 2023 Annual Report.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the disclosure requirements related to the new standard. However, given the Company has one reportable segment, the policy is not expected to have a material impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.

3.
Helio Vision Acquisition

On January 28, 2019 (Closing Date), the Company acquired Helio Vision, Inc. (Helio) and thereby obtained rights to develop ADX-2191 for the treatment of proliferative vitreoretinopathy (the Helio Product Candidate) pursuant to an Agreement and Plan of Merger dated as of January 24, 2019 (the Merger Agreement). As a result of the acquisition, the Company issued an aggregate of 1,407,006 shares of common stock to the former securityholders and an advisor of Helio, including 246,562 shares issued in January 2021, pursuant to the terms of the acquisition agreement. In addition, the Company, subject to the conditions of the acquisition agreement, was contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of a new drug application (NDA) for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the Closing Date; and (b) $2.5 million of common stock following FDA approval of an NDA for an indication (other than proliferative vitreoretinopathy or a substantially similar label) prior to the 12th anniversary of the Closing Date (the shares of common stock issuable pursuant to the preceding clauses (a) and (b) are referred to herein as the Milestone Shares), provided that in no event shall the Company be obligated to issue more than an aggregate of 5,248,885 shares of common stock in connection with the Helio acquisition. During the nine months ended September 30, 2024, the Company ceased development of the Helio Product Candidate for the treatment of proliferative vitreoretinopathy. As a result, subject to the terms and conditions of the Merger Agreement, the Helio Product Candidate and related intellectual property rights may revert back to an entity designated by the representative of the former Helio stockholders. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million in the aggregate.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through September 30, 2024. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the Helio founders as a compensation expense and to the other former securityholders of Helio as an in-process research and development expense if there is no alternative future use. No milestones related to the remaining Milestone Shares are considered probable of being achieved as of September 30, 2024.

4.
NET LOSS PER SHARE

For the three and nine months ended September 30, 2024 and 2023, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	For the Three and Nine Months Ended September 30,
	2024	2023
Options to purchase common stock	8,033,741	6,174,419
Nonvested restricted stock units	604,009	1,026,273
Total of common stock equivalents	8,637,750	7,200,692

5.
CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At September 30, 2024, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$15,405,485	$—	$15,405,485	$15,405,485	$—
Money market funds	12,714,544	—	12,714,544	12,714,544	—
Reverse repurchase agreements (1)	40,000,000	—	40,000,000	40,000,000	—
Total cash and cash equivalents	$68,120,029	$—	$68,120,029	$68,120,029	$—

U.S. government agency securities	$44,557,630	$66,540	$44,624,170	$—	$44,624,170
Available for sale marketable securities (2)	44,557,630	66,540	44,624,170	—	44,624,170
Total cash, cash equivalents, and current marketable securities				$68,120,029	$44,624,170

(1)
Reverse repurchase agreements are financial transactions in which a party purchases securities with the agreement to sell them back at a later date, typically at a slightly higher price. The Company invests in certain reverse repurchase agreements which, are collateralized by deposits in the form of U.S. Government Securities and Obligations for an amount no less than 102% of the value and has at least an A (or equivalent) credit rating. The Company does not record an asset or liability related to the collateral, as the Company is not permitted to sell or repledge the associated collateral.
(2)
Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all available for sale securities were less than one year at September 30, 2024.

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

The following table presents information about the Company’s assets measured at fair value at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$12,714,544	$—	$—	$12,714,544
U.S. government agency securities (b)	44,624,170	—	—	44,624,170
Reverse repurchase agreements (c)	—	40,000,000	—	40,000,000
Total assets at fair value	$57,338,714	$40,000,000	$—	$97,338,714

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$14,312,565	$—	$—	$14,312,565
Total assets at fair value	$14,312,565	$—	$—	$14,312,565

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

There were no liabilities measured at fair value at September 30, 2024 or December 31, 2023.

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

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2024 and December 31, 2023 were:

	September 30,	December 31,
	2024	2023
Deferred research and development expenses	$2,830,668	$4,463,783
Prepaid insurance expenses	725,242	340,388
Miscellaneous prepaid expenses and other current assets	420,654	183,146
Total prepaid expenses and other current assets	$3,976,564	$4,987,317

8.
ACCRUED EXPENSES

Accrued expenses at September 30, 2024 and December 31, 2023 were:

	September 30,	December 31,
	2024	2023
Accrued compensation	$4,282,902	$3,087,937
Accrued research and development expenses	5,483,521	1,687,327
Accrued other expenses	656,874	761,200
Total accrued expenses	$10,423,297	$5,536,464

9.
CREDIT FACILITY

The Company’s current and long-term debt obligation consists of amounts the Company is obligated to repay under the credit facility with Hercules Capital, Inc. (Hercules). In March 2019, the Company entered into a Loan and Security Agreement (Loan and Security Agreement or Hercules Credit Facility) with Hercules and several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to herein as Lender), providing for a term loan of up to $60.0 million, subject to the satisfaction of certain conditions contained therein, that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property. The Loan and Security Agreement provided for (i) an initial term loan advance of up to $5.0 million at the Company’s option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain pre-specified funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. The 2019 Tranche was drawn down in full by the Company in September 2019 and the 2020 Tranche and 2021 Tranche expired unutilized prior to the Company satisfying the funding conditions for such tranche. On April 20, 2021, the Company entered into the First Amendment to the Loan and Security Agreement (First Amendment). The First Amendment, among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement from the greater of (a) 9.10% and (b) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10% to the greater of (x) the Prime Rate (as defined in the Loan and Security Agreement) plus 3.10% or (y) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions, which conditions were satisfied in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, commences upon expiration of the interest-only period and continues through October 1, 2023 (Maturity Date). The First Amendment was determined to be a modification in accordance with FASB ASC Topic 470 Debt, and did not result in extinguishment.

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

On April 29, 2024, the Company entered into the Third Amendment to the Loan and Security Agreement (Third Amendment). The Third Amendment, among other things, extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2024 to October 1, 2024. On May 1, 2024, the Fourth Loan Tranche commitment expired unutilized. The Second and Third Amendments were determined to be modifications in accordance with FASB ASC Topic 470 Debt, and did not result in extinguishment.

On September 30, 2024, the Company entered into the Fourth Amendment to the Loan and Security Agreement (Fourth Amendment). The Fourth Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from October 1, 2024 to April 1, 2026; (ii) extended the Maturity Date from October 1, 2024 to April 1, 2026; and (iii) amended the term loan interest rate to be the greater of (a) the Prime Rate (as defined in the Loan and Security Agreement) plus 3.10%, or (b) 11.10%. In addition, a supplemental end of term charge of $300,000 (Second Supplemental End of Term Charge) shall be due on the earlier of (a) the Maturity Date, as amended, or (b) repayment of the aggregate amount of advances under the Loan and Security Agreement. The Supplemental End of Term Charge of $292,500 was paid on October 1, 2024. The Fourth Amendment was determined to be a modification in accordance with FASB ASC Topic 470 Debt, and did not result in extinguishment.

On October 28, 2024, the Company entered into the Fifth Amendment to the Loan and Security Agreement (Fifth Amendment). The Fifth Amendment introduces, among other things, new definitions to include holding investments in a wholly owned subsidiary structured as a Massachusetts Security Corporation.

In connection with the Hercules Credit Facility, the Company has incurred; a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, the End of Term Charge, which was paid in October 2023, and the Supplemental End of Term Charge, which was paid in October 2024. In addition, the Company will be required to pay the Second Supplemental End of Term Charge. The fees and transaction costs are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. Using the effective interest method, the End of Term Charge was amortized to interest expense from 2019 through October 2023, the Supplemental End of Term Charge was amortized to interest expense from December 2022 through October 2024, and the Second Supplemental End of Term Charge is amortized to interest expense from September 2024 through the Maturity Date. The effective interest rate was 13.3% at September 30, 2024. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon, plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment.

As of September 30, 2024, $15 million has been funded under the Loan and Security Agreement and no additional amounts were available to the Company for borrowing.

Long-term debt consisted of the following:

	September 30,	December 31,
	2024	2023
Term loan payable	$15,000,000	$15,000,000
Supplemental end of term charge	282,286	173,646
Unamortized debt issuance costs	(2,329)	(27,100)
Less: current portion	(279,957)	(15,146,546)
Total long-term debt	$15,000,000	$—

Future principal payments, including the Supplemental End of Term Charge, are as follows for the years ending December 31:

2024	$292,500
2025	—
2026	15,300,000
Total	$15,592,500

The Loan and Security Agreement also contains certain events of default, representations, warranties, and non-financial covenants of the Company. As of September 30, 2024, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10.
STOCKHOLDERS’ EQUITY

In August 2024, the Company entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which the Company has the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of September 30, 2024, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

11.
INCOME TAXES

No current or deferred tax provision expenses for federal and state income taxes have been recorded as the Company has incurred losses since inception for tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In assessing the realizability of net deferred taxes in accordance with Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740), the Company considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. Based on the weight of available evidence, primarily the incurrence of net losses since inception, anticipated net losses in the near future, reversals of existing temporary differences, and expiration of various federal and state attributes, the Company does not consider it more likely than not that all of the net deferred taxes will be realized. Accordingly, a 100% valuation allowance has been applied against net deferred tax assets.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (Section 382 and 383), a corporation that undergoes an “ownership change” is subject to limitations on the ability to utilize pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2021, the Company believes it underwent four ownership changes. However, management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized “built-in-gains”) is sufficient so that no current impairment of pre-ownership change tax attributes is required. The Company does not believe an ownership change has occurred from December 31, 2021, through September 30, 2024, based on a review of equity history during that period. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause existing tax attributes to incur additional limitations.

As of September 30, 2024, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2023, 2022, 2021, and 2020. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

The Company accounts for uncertain tax positions pursuant to ASC 740-10 which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets the threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. Accordingly, in the provision for income taxes, the Company recognizes interest accrued related to unrecognized tax benefits and penalties; however, management is currently unaware of any uncertain tax positions. As a result, the Company does not have any liabilities recorded including interest or penalties for uncertain tax positions.

12.
STOCK-BASED COMPENSATION

The Company approved the 2013 Equity Incentive Plan in October 2013, which was amended in June 2016 and June 2018 (the Amended 2013 Plan). The Amended 2013 Plan provided for the granting of stock options, restricted stock units (RSU), stock appreciation rights, and stock units to certain employees, members of the board of directors and consultants of the Company.

In May 2023, the Company's Board of Directors approved the 2023 Equity Incentive Plan (the 2023 Equity Plan) to replace the Amended 2013 Plan. On June 30, 2023, the Company's stockholders approved the 2023 Equity Plan at the Company's 2023 annual meeting of stockholders. Pursuant to the 2023 Equity Plan, the Company will not make any further grants under the Amended 2013 Plan following June 30, 2023, though awards previously granted under the Amended 2013 Plan will remain outstanding. The 2023 Equity Plan is effective for a period of ten years after June 30, 2023, and a total of 5,450,000 shares of the Company’s common stock, in addition to shares of the Company’s common stock that are subject to awards granted under the Amended 2013 Plan that are outstanding as of such date and that are subsequently forfeited, cancelled, or expire before being exercised or settled in full, are authorized for issuance under the 2023 Equity Plan. As of September 30, 2024, there were 3,542,805 shares of common stock available for grant under the 2023 Equity Plan.

In 2022, the Company granted cash awards under the Management Cash Incentive Plan, as amended (the Management Cash Incentive Plan). The Management Cash Incentive Plan, which was adopted in 2016, provides participants with the opportunity to earn cash incentive awards for the achievement of goals relating to the performance of the Company. The cash awards, which are equal in value to the amount by which the then value of the Company’s common stock on the Nasdaq Capital Market (Nasdaq) exceeds the base values, vest in four annual installments from the date of grant based on continued service and entitle employees to receive a cash payment on the earlier of (i) four years from the date of grant, or (ii) a change of control. As of September 30, 2024, $0.3 million was accrued as compensation expense for vested cash awards. There was no unrecognized expense as of September 30, 2024.

In 2022, the Company granted performance cash settled bonus awards (CSBUs) under the Management Cash Incentive Plan. As the performance criteria had been met, the awards, which are equal in value to the closing price per share of the Company's common stock on Nasdaq on the payment date, will vest in four annual installments from the date of grant based on continued service, and entitle employees to receive cash payments for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control. As of September 30, 2024, $3.0 million was accrued as compensation expense for CSBUs as the Performance Criteria was met in February 2023. There was no unrecognized expense as of September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses	$1,711,231	$403,904	$3,609,590	$3,457,642
General and administrative expenses	1,514,563	385,313	$3,100,572	$3,095,470
Total stock-based compensation expense	$3,225,794	$789,217	$6,710,162	$6,553,112

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2023	5,868,816	$6.40	6.44	$3,996
Granted	2,376,328	$3.67		—
Expired	(179,897)	$7.90		—
Forfeitures	(31,506)	$4.49		—
Outstanding at September 30, 2024	8,033,741	$5.57	6.94	$7,387,843
Exercisable at September 30, 2024	5,116,768	$6.23	5.76	$3,509,500

(a)
The aggregate intrinsic value in the above table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2024 of $5.39 and the per share exercise price of the underlying options.

As of September 30, 2024, unamortized stock-based compensation for stock options outstanding was $8.9 million and is expected to be recognized over a weighted average period of 2.5 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	944,497	$5.30
Settled in common stock	(340,488)	5.10
Outstanding at September 30, 2024	604,009	$5.41

There were no RSUs granted during the nine months ended September 30, 2024. The total grant date fair value of RSUs vested was $1.7 million for the nine months ended September 30, 2024. As of September 30, 2024, the outstanding RSUs had unamortized stock-based compensation of $2.5 million with a weighted-average remaining recognition period of 1.8 years and an aggregate intrinsic value of $3.3 million.

Employee Stock Purchase Plan

At September 30, 2024, the Company had 2,921,164 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Nine Months Ended September 30,
	2024	2023
Weighted-average grant-date fair value per share	$1.32	$3.09
Total stock-based compensation expense	$14,199	$38,931

13.
LEASES

The Company currently leases an office used to conduct business. The Company regularly evaluates renewal options, the probability of executing on such options, and the renewal period in the lease term. As the Company’s lease does not provide an implicit rate, the Company, in determining the present value of the lease payments, uses an incremental borrowing rate based on the information available at the lease commencement date. In November 2023, the Company entered into a lease amendment that extended the lease by 12 months through December 31, 2024 and contained two options to extend the term of the lease for an additional 12 months each. Each option shall be exercisable, if at all, by giving a nine-month written notice to the landlord. In April 2024, the Company extended the option to extend the term of the lease for an additional 12 months (into December 2025). The extension was included in the December 31, 2023 financials.

As of September 30, 2024, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.4 million based on the present value of the minimum rental payments in accordance with ASC Topic 842 Leases. The weighted average discount rate used for leases as of September 30, 2024 is 9.1%. The weighted average remaining lease term as of September 30, 2024 was 1.3 years. The operating lease expense for the nine months ended September 30, 2024 was $0.2 million. Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of September 30, 2024 is as follows:

Remaining total lease payments	$354,169
Less: effect of discounting	(20,694)
Present value of lease liabilities	$333,475

Current operating lease liabilities	$263,241
Non-current operating lease liabilities	$70,234
Total	$333,475

The Company’s gross future minimum payments under all non-cancelable operating leases as of September 30, 2024 are:

	Total	2024	2025	2026	2027
Operating lease obligations	$354,169	$68,964	$285,205	$—	$—

14.
COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through September 30, 2024, the Company had not experienced any losses related to the indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to the indemnification obligations, consequently concluded that the fair value of these obligations is negligible and that no related reserves need be established.

In-License Agreements

MEEI Agreement

The Company was developing ADX-2191 for the treatment of proliferative vitreoretinopathy pursuant to an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (MEEI), originally entered into in July 2016 between MEEI and Helio Vision, Inc., as amended, (the MEEI Agreement). The Company assumed the MEEI Agreement in connection with the 2019 acquisition of Helio Vision.

Pursuant to the MEEI Agreement, the Company obtained an exclusive worldwide license from MEEI to develop and commercialize ADX-2191 under certain patents and patent applications, in addition to other licenses to intellectual property (the MEEI Patent Rights). The Company has agreed to use commercially reasonable efforts to develop ADX-2191, and to meet certain specified effort and achievement benchmarks by certain dates.

In consideration for the rights licensed under the MEEI Agreement, Helio Vision issued MEEI a number of shares of preferred stock and Helio Vision agreed, during the term of the agreement, to pay non-creditable non-refundable license maintenance fees to MEEI of $15,000 on each of the second and third anniversary of the agreement, $25,000 on each of the fourth and fifth anniversary of the agreement, and $35,000 on the sixth and each subsequent anniversary of the agreement. In addition, Helio Vision was obligated to make future sales-dependent milestone payments to MEEI of up to low seven figures in the aggregate, as well as royalty payments to MEEI at a rate which, as a percentage of net sales, is in the low single digits for products that incorporate or use the MEEI Patent Rights. Helio is also obligated under the MEEI Agreement to pay MEEI a percentage of certain sublicense revenue at a percentage rate that descends from low-double digits to mid-single digits based on the date of the sublicense. Following the Company’s acquisition of Helio Vision, the Company became obligated to make any future payments previously owed by Helio under the MEEI Agreement. There is no additional equity consideration issuable under the MEEI Agreement.

The MEEI Agreement will remain in effect until the expiration date of the last to expire patent licensed under the MEEI Agreement. The Company may terminate the MEEI Agreement with timely written notice to MEEI. MEEI has the right to terminate the MEEI Agreement, subject to certain specified cure periods, in the event of the Company’s insolvency or bankruptcy or if the Company ceases all business operations with respect to licensed products; the Company fails to pay amounts due under the MEEI Agreement; the Company fails to comply with certain due diligence obligations; the Company does not maintain specific levels of insurance; one of the Company's officers is convicted of a felony relating to the manufacture, use, sale or importation of licensed products; or the Company materially breaches any provisions of the MEEI Agreement or in the event of insolvency or bankruptcy.

In the event of an early termination of the MEEI Agreement, all rights licensed and developed by the Company under the MEEI Agreement will revert to MEEI. The Company has agreed to indemnify MEEI for certain claims that may arise under the MEEI Agreement.

Legal Proceedings

On July 31, 2023, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against the Company and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). On January 2, 2024, the lead plaintiff filed an amended complaint. The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning (i) the New Drug Application (NDA) for and the prospects of ADX-2191 for the treatment of primary vitreoretinal lymphoma, and (ii) the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired the Company's securities between January 7, 2021 and October 16, 2023, as well as attorneys’ fees and costs. On March 4, 2024, defendants filed a motion to dismiss the amended complaint, the plaintiff filed opposition to the motion on April 18, 2024, and defendants filed a reply to plaintiff's opposition on May 20, 2024. Oral argument on the motion to dismiss was heard on July 24, 2024. The Company disputes the plaintiff's claims and intends to vigorously defend the suit. At this time, the Company cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

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

15.
SIGNIFICANT AGREEMENTS

AbbVie Option Agreement

On October 31, 2023 (the Option Agreement Effective Date), the Company entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which the Company granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with the Company to develop, manufacture, and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by the Company in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by the Company in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid the Company a non-refundable payment of $1 million in consideration of the Option (the Option Payment).

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay the Company a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, the Company would be eligible to receive up to approximately $300 million in regulatory and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution. In the United States, the Company would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for the Company. Outside of the United States, the Company would be eligible to receive tiered royalties on net sales of reproxalap. As of November 7, 2024, AbbVie has not exercised the Option.

As of December 31, 2023, the Company had recognized no collaboration revenue and had $6.0 million of deferred long-term collaboration revenue related to the Option Agreement and Exercise Period Extension. During the three months ended September 30, 2024, the deferred collaboration revenue was reclassified from a long-term liability to a current liability due to the Option expiring pursuant to the terms of the Option Agreement in less than one year. Although the Option Agreement was not considered to be a vendor-customer relationship, the Company used FASB ASC Topic 606, Revenue from Contracts with Customers, to conclude that the $6.0 million liability would be considered a transaction price (the Transaction Price), and all other amounts due to the Company under the Collaboration Agreement would be excluded from the Transaction Price, since such amounts relate to fees that can only be achieved subsequent to the exercise of the Option. Because the Option Extension Fee and the Option Payment are creditable against the Collaboration Agreement payments due to the Company, the Transaction Price was allocated to a single unit of account, specifically, the option to enter into a future collaboration agreement which is considered a material right. The Company concluded that all other performance obligations were immaterial promises in the context of the Option Agreement and did not represent additional units of account. The Company will begin to recognize revenue if and when the Option is exercised or when the Option expires.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Forward-looking statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “design,” “might,” “objective,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

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
•
the likelihood and timing of the FDA’s potential approval of the resubmitted new drug application (NDA) for reproxalap (the Resubmitted NDA);
•
the adequacy of the data included in the Resubmitted NDA or supplemental responses to the FDA;
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

Overview

Aldeyra Therapeutics, Inc., including its wholly owned subsidiaries (we, us, or the Company), is a biotechnology company devoted to discovering and developing innovative therapies designed to treat immune-mediated and metabolic diseases. Our approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. Our late-stage product candidates are reproxalap, a RASP modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX-2191, a novel formulation of intravitreal methotrexate for the potential treatment of retinitis pigmentosa. Our preclinical RASP platform includes ADX-248, ADX-743, ADX-631, and other product candidates in development for inflammatory and metabolic diseases. Our development pipeline, as of the date of filing of this quarterly report on Form 10-Q, is illustrated below.

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, we would be eligible to receive up to approximately $300 million in regulatory and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of November 7, 2024, AbbVie has not exercised the Option.

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

In August 2024, we entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of September 30, 2024, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

On January 28, 2019, we acquired Helio and thereby acquired rights to ADX-2191 for the treatment of proliferative vitreoretinopathy (the Helio Product Candidate) pursuant to an Agreement and Plan of Merger dated as of January 24, 2019 (the Merger Agreement). As a result of the acquisition, we have issued an aggregate of 1,407,006 shares of common stock to the former securityholders and an advisor of Helio. Subject to the conditions of the acquisition agreement, we were contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of an NDA for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the closing date; and (b) $2.5 million of common stock following FDA approval of an NDA for an indication (other than proliferative vitreoretinopathy or a substantially similar label) prior to the 12th anniversary of the closing date, provided that in no event shall we be obligated to issue more than 5,248,885 shares of common stock in the aggregate in connection with the acquisition. During the nine months ended September 30, 2024, we ceased development of the Helio Product Candidate for the treatment of proliferative vitreoretinopathy. As a result, subject to the terms and conditions of the Merger Agreement, the Helio Product Candidate and related intellectual property rights may revert back to an entity designated by the representative of the former Helio stockholders. Additionally, in the event of certain change of control or divestitures by us, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million in the aggregate.

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been funded as of September 30, 2024. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. In December 2022, the Hercules Credit Facility was amended to, among other things, (i) extend the expiration of the period in which interest-only payments on borrowings from May 1, 2023 to May 1, 2024; (ii) extend the Maturity Date from October 1, 2023 to October 1, 2024; and (iii) extend the availability of the $20.0 million draw-down from May 2023 to May 2024, subject to the satisfaction of certain conditions contained therein. The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. On April 29, 2024, the Hercules Credit Facility was amended to, among other things, extend the expiration of the period in which interest-only payments on borrowings under the Hercules Credit Facility are made from May 1, 2024 to October 1, 2024. On September 30, 2024, the Hercules Credit Facility was amended to, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from October 1, 2024 to April 1, 2026; (ii) extended the Maturity Date from October 1, 2024 to April 1, 2026; and (iii) amended the term loan interest rate to be the greater of (a) the Prime Rate (as defined in the Hercules Credit Facility) plus 3.10%, or (b) 11.10%. On October 28, 2024, the Hercules Credit Facility was further amended to, among other things, introduce new definitions to include holding investments in a wholly owned subsidiary structured as a Massachusetts Security Corporation. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of September 30, 2024, $15.0 million was outstanding under the Hercules Credit Facility.

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

General and Administrative Expenses

During the nine months ended September 30, 2024 and 2023, our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums, consulting including pre-commercial costs, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities and continue to incur additional costs associated with being a publicly-traded company, including costs associated with maintaining compliance with exchange listing and SEC requirements. Increases in general and administrative expenses will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the nine months ended September 30, 2024, comprehensive loss is equal to our net loss of $40.0 million and our net unrealized gain on marketable securities of approximately $0.1 million. For the nine months ended September 30, 2023, comprehensive loss is equal to our net loss of $32.8 million and $0.1 million of losses on marketable securities reclassified to net loss.

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

There were no material changes to our critical accounting estimates during the nine months ended September 30, 2024, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2023 Annual Report.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including the progress of our research and development efforts, the timing and outcome of clinical trials, the timing and outcome of regulatory submissions, and regulatory requirements. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Research and Development Expenses. Research and development expenses were $12.4 million for the three months ended September 30, 2024, compared to $7.0 million for the three months ended September 30, 2023. The increase of $5.4 million was primarily related to an increase of $3.2 million in external clinical development costs, approximately $1.0 million in drug product manufacturing costs, and $1.2 million of personnel costs, which included expenses related to stock compensation.

General and Administrative Expenses. General and administrative expenses were $3.7 million for the three months ended September 30, 2024, compared to $2.6 million for the three months ended September 30, 2023. The increase of $1.1 million was primarily related to higher personnel costs, which included expenses associated with stock compensation.

Other Income (Expense). Total other income (expense), net, was $1.0 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively. The decrease in net other income of $0.4 million was due to lower interest income for the three months ended September 30, 2024, compared with the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

Research and Development Expenses. Research and development expenses were $33.6 million for the nine months ended September 30, 2024, compared to $25.2 million for the nine months ended September 30, 2023. The increase of $8.4 million was primarily related to an increase of $5.8 million in external clinical development costs and $3.2 million in drug product manufacturing expenditures, offset by a decrease of $0.3 million in consulting expenditures and $0.3 million in personnel costs, which were related to a reduction in employee headcount.

General and Administrative Expenses. General and administrative expenses were $9.9 million for the nine months ended September 30, 2024, compared to $11.5 million for the nine months ended September 30, 2023. The decrease of $1.6 million was primarily related to $0.5 million in lower personnel costs, resulting from a decrease in employee headcount, $0.6 million reduction in consulting expenditures and $0.5 million in legal costs.

Other Income (Expense). Total other income (expense), net, was $3.5 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively, which reflects consistent interest income for the nine months ended September 30, 2024 and 2023.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At September 30, 2024, we had total stockholders’ equity of approximately $85.1 million, and cash, cash equivalents, and marketable securities of $112.7 million. During the nine months ended September 30, 2024, we had a net loss of approximately $40.0 million. We expect to generate operating losses for the foreseeable future.

In August 2024, we entered into the 2024 Jefferies Sales Agreement under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of September 30, 2024, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility (the Loan and Security Agreement), pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan and Security Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche and the 2021 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. On April 20, 2021, we entered into the First Amendment (First Amendment) to Loan and Security Agreement with Hercules. The First Amendment, among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security

Agreement to the greater of (a) the Prime Rate plus 3.10% or (b) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions, which conditions were satisfied in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. On December 22, 2022, we entered into the Second Amendment (Second Amendment) to the Loan and Security Agreement with Hercules, which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2023 to May 1, 2024; (ii) extended the Maturity Date from October 1, 2023 to October 1, 2024 (Maturity Date); (iii) extended the availability of the Fourth Loan Tranche commitment of $20 million, which remained conditioned on approval by the Lenders’ investment committee, from May 1, 2023 to May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (a) the Maturity Date, as amended, or (b) repayment of the aggregate amount of advances under the Loan and Security Agreement. The initial end of term charge of $1,042,500 (End of Term Charge) was paid on October 2, 2023. On April 29, 2024, we entered into the Third Amendment (Third Amendment) to the Loan and Security Agreement with Hercules. The Third Amendment, among other things, extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2024 to October 1, 2024. On May 1, 2024, the Fourth Loan Tranche commitment expired unutilized. On September 30, 2024, we entered into the Fourth Amendment (Fourth Amendment) to the Loan and Security Agreement with Hercules. The Fourth Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from October 1, 2024 to April 1, 2026; (ii) extended the Maturity Date from October 1, 2024 to April 1, 2026; and (iii) amended the term loan interest rate to be the greater of (a) the Prime Rate (as defined in the Loan and Security Agreement) plus 3.10%, or (b) 11.10%. In addition, a supplemental end of term charge of $300,000 (Second Supplemental End of Term Charge) shall be due on the earlier of (A) the Maturity Date, as amended, or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. The Supplemental End of Term Charge of $292,500 was paid on October 1, 2024.

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, in each case subject to customary exceptions, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets. As of September 30, 2024, $15.0 million was outstanding under the Hercules Credit Facility and no amounts remained available for borrowing.

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

Based on our current operating plan and excluding any potential licensing and product revenue, we believe that our cash, cash equivalents and marketable securities as of September 30, 2024, will be sufficient to fund our currently projected operating expenses and debt obligations through 2026, including continued early and late-stage development of our product candidates. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization (as applicable) of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources in order to carry out all of our planned research and development activities and regulatory activities; commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates; or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap, and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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
•
costs incurred in defending ourselves in any legal proceedings; and
•
costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights.

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. Subsequent financings also may significantly dilute the ownership of our existing stockholders. We are in a period of economic uncertainty, inflation, and capital markets disruption, which has been significantly impacted by adverse developments affecting the financial services industry, including geopolitical instability due to, among other things, the continued hostilities in Ukraine and Israel and the surrounding areas. In addition, the disruption in the capital markets could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities, which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(31,171,902)	$(30,826,568)
Net cash (used in) provided by investing activities	(43,351,884)	30,000,000
Net cash used in financing activities	(179,201)	(257,908)
Net decrease in cash and cash equivalents	$(74,702,987)	$(1,084,476)

Operating Activities. Net cash used in operating activities was $31.2 million for the nine months ended September 30, 2024, compared to net cash used in operating activities of $30.8 million for the same period in 2023. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the nine months ended September 30, 2024 as compared to 2023 was principally due to an increase in net loss, primarily from research and development activities; changes in accrued expenses, due to the amount and timing of payments for research and development activities; and changes in prepayments, due to changes in working capital needs for the nine months ended September 30, 2024 compared to the same period in 2023.

Investing Activities. Net cash used in investing activities was $43.4 million for the nine months ended September 30, 2024, and $30.0 million provided by investing activities for the nine months ended September 30, 2023. Net cash used in investing activities related to purchases of marketable securities for the nine months ended September 30, 2024. Net cash provided by investing activities related to maturities of marketable securities for the nine months ended September 30, 2023.

Financing Activities. Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2024, compared to $0.3 million for the nine months ended September 30, 2023. The net cash used in financing activities for the nine months ended September 30, 2024 consisted of offering costs offset by stock purchases under the employee stock purchase plan. The net cash used in financing activities for the nine months ended September 30, 2023 consisted of stock withheld for tax obligations on option settlement proceeds offset by stock option exercises and stock purchases under the employee stock purchase plan.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On July 31, 2023, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against us and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). On January 2, 2024, the lead plaintiff filed an amended complaint. The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning (i) the NDA for and the prospects of ADX-2191 for the treatment of primary vitreoretinal lymphoma and (ii) the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired our securities between January 7, 2021, and October 16, 2023, as well as attorneys’ fees and costs. On March 4, 2024, defendants filed a motion to dismiss the amended complaint, the plaintiff filed opposition to the motion on April 18, 2024, and defendants filed a reply to plaintiff’s opposition on May 20, 2024. Oral argument on the motion to dismiss was heard on July 24, 2024. We dispute the plaintiff's claims and intend to vigorously defend the suit. At this time, we cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

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

Summary of Risks Related to our Business

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this quarterly report on Form 10-Q and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

•
Our business is dependent in large part on the successful commercialization of reproxalap. If we are unable to successfully obtain marketing approval for reproxalap, or experience significant delays in doing so, or if, after obtaining marketing approval, we or our strategic partners fail to successfully commercialize reproxalap, our business will be materially harmed.
•
To generate revenue, we will depend on FDA approval and successful commercialization of reproxalap. Our success in obtaining regulatory approval of reproxalap from the FDA depends on whether we successfully addressed the issues raised by the FDA in the reproxalap Complete Response Letter, and our ability to address any issues the FDA may raise in the future. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.
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

Prior to and following potential NDA approval, we will invest a significant portion of our time and financial resources on the commercialization of reproxalap. We cannot accurately predict when or if reproxalap will receive marketing approval. Our ability to generate product revenue will depend on our obtaining marketing approval for, and commercializing reproxalap alone or with others. The future regulatory and commercial success of reproxalap and our other product candidates is subject to a number of risks, including the following:

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
•
the initial parts of adaptive clinical trials are not designed to be pivotal or definitive, and as such we may not satisfy the designated endpoints and may need to revise the design or endpoints to achieve success in later parts of the trial or potentially abandon the trial;
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

To generate revenue, we will depend on FDA approval and successful commercialization of reproxalap. Our success in obtaining regulatory approval of reproxalap from the FDA depends on whether we successfully addressed the issues raised by the FDA in the reproxalap Complete Response Letter, and our ability to address any issues the FDA may raise in the future. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. We submitted an NDA for reproxalap for the treatment of the signs and symptoms of dry eye disease in December 2022. In February 2023, the FDA accepted the reproxalap NDA for filing and set a PDUFA date of November 23, 2023. On November 27, 2023, we announced that we had received a Complete Response Letter from the FDA (the reproxalap Complete Response Letter). In the reproxalap Complete Response Letter, the FDA stated that the NDA did not demonstrate “efficacy in treating ocular symptoms associated with dry eyes” and that “at least one additional adequate and well-controlled study to demonstrate a positive effect on the treatment of ocular symptoms of dry eye” should be conducted. Based on feedback received from the FDA in December 2023, we amended the design and protocol of an ongoing dry eye disease chamber crossover clinical trial. In October 2024, we filed the Resubmitted NDA, which included results from the completed dry eye disease symptom clinical trial requested by the FDA following review of the previously submitted NDA.

We cannot be certain that the design, conduct, and analysis of the results of the clinical trial will be sufficient to establish the effectiveness of reproxalap for treatment of dry eye disease to the FDA’s satisfaction, and therefore allow us to receive approval of the Resubmitted NDA. The FDA could require additional studies or clinical trials, and the submission of the results of those studies or clinical trials before the Resubmitted NDA will be reconsidered, which would require us to expend more resources than we planned or that are available to us, and could substantially delay acceptance and/or approval, if any, of the Resubmitted NDA. Any such requirement would increase our costs and delay approval and commercialization of reproxalap for the treatment of dry eye disease and would have a material adverse effect on our business and financial condition. Additionally, the FDA has substantial discretion in the approval process and may disagree with our interpretation of or the sufficiency of the data from our clinical trials. Clinical trial results frequently are susceptible to varying interpretations and regulatory authorities may disagree on what are appropriate methods for analyzing data, which may delay, limit or prevent regulatory approvals. There can be no assurance that the Resubmitted NDA to the FDA will be accepted or approved in a timely manner or at all. If marketing approval for reproxalap is delayed, limited or denied, our ability to market reproxalap, and our ability to generate product sales, would be adversely affected. Even if reproxalap is approved for the treatment of dry eye disease, the FDA may limit use to certain patient populations, include extensive warnings on the product labeling, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of reproxalap.

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

If the Option is exercised and the Collaboration Agreement is executed, then pursuant to the terms of the Collaboration Agreement, we would work closely with AbbVie to execute a commercialization plan for reproxalap in the United States, and this commercialization plan may never achieve desired outcomes.

Pursuant to the terms of the Collaboration Agreement, we would work with AbbVie to execute a joint commercialization plan for reproxalap in the United States and execute upon the commercialization plan with the intention to optimize the commercial potential of reproxalap. If this collaboration is not successful, then our business, financial condition, and results of operations could be adversely affected.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

As part of our growth strategy, we plan to evaluate the development and commercialization of other therapies related to immune-mediated and metabolic diseases. We will evaluate internal opportunities from our compound libraries, and also may choose to continue to in-license or acquire other product candidates, as well as commercial products, to treat patients suffering from immune-mediated and metabolic disorders with high unmet medical needs and limited treatment options. These other product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials, and approval by the FDA and/or applicable foreign regulatory authorities. In-licensed product candidates may have been unsuccessfully developed by others in indications similar to those that we may pursue. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. For example, in June 2023, we received a Complete Response Letter from the FDA regarding our NDA for ADX-2191 for the treatment of primary vitreoretinal lymphoma (the ADX-2191 Complete Response Letter). The ADX-2191 Complete Response Letter stated that there was a “lack of substantial evidence of effectiveness” due to “a lack of adequate and well-controlled investigations” in the literature-based NDA submission. In light of the FDA’s ADX-2191 Complete Response Letter, we halted pre-commercial activities related to ADX-2191 for the treatment of primary vitreoretinal lymphoma. In January 2024 we de-prioritized the previously announced programs of ADX-629 in chronic cough and idiopathic nephrotic syndrome due to regulatory and trial feasibility challenges, respectively. Additionally, in the nine months ended September 30, 2024, we deprioritized and subsequently ceased development of ADX-2191 for the treatment of proliferative vitreoretinopathy due to the requirement from the FDA to run clinical trials that we did not deem to be feasible. If marketing approval for our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected. Such a delay could occur because a competitor product is approved before our product and secures patent protection, market exclusivity, or both, and thereby precludes our product approval for a number of years. It is also possible that additional studies or clinical trials may not suffice to make our application approvable. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, adequately priced, successfully commercialized, or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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
•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•
one or more IRBs refusing to approve, suspending, or terminating the trial at an investigational site; precluding enrollment of additional subjects; or withdrawing approval of the trial.

Product development costs will increase if we have delays in testing or approval of our product candidates or if we need to perform more, larger, or longer clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we or our partners may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial. If we experience delays in completion of, or if we, the FDA, or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenue, if any, will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.

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
•
we or any of our future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh safety risks;
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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including Sjögren-Larsson and retinitis pigmentosa. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete with them for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. Public health epidemics or pandemics and the response thereto may have an impact on our ability to enroll and retain patients in our clinical trials. For instance, patient enrollment in our GUARD trial of ADX-2191 in proliferative vitreoretinopathy was negatively impacted as a result of limited clinical trial staffing at trial sites and some patients electing to delay surgery. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as proliferative vitreoretinopathy and idiopathic nephrotic syndrome, lack of availability of, or difficulty recruiting or retaining a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenue.

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

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect that ongoing initiatives in the United States will increase pressure on drug pricing. Such reforms could have an adverse effect on the pricing of and anticipated revenue from our current or future product candidates for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

If the market opportunities for reproxalap and our other product candidates are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenue may be adversely affected, and our business may suffer.

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

Any of these factors may negatively affect our ability to generate revenue from sales of our product and our ability to achieve and maintain profitability, and as a consequence, our business may suffer. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business.

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

If we are unable to enter into agreements with third parties to market, sell, and distribute our product candidates, we may be unable to generate any revenue.

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

Where an applicant for a marketing authorization submits a full dossier containing its own pharmaceutical, pre-clinical tests and clinical trials data, and where the application does not fall within the "global marketing authorization" of an existing medicinal product, the applicant is entitled to eight years of regulatory data protection upon grant of the marketing authorization (the period starts to run from the first marketing authorization in the EU/ European Economic Area [EEA]). During the period, applicants for approval of generics or biosimilars cannot rely on data contained in the marketing authorization dossier submitted for the already authorized, or reference, medicinal product to support their application. After the expiration of the eight-year period of regulatory data protection, the reference medicinal product benefits from a further two-year period of marketing protection. During these two years of marketing protection, no generic or biosimilar medicinal product that relies upon the reference medicinal product’s dossier may be placed on the EU market, but a generic or biosimilar marketing authorization application can be submitted to the competent regulatory authorities in the EU Member States during this time. The two-year period of marketing protection can further be extended by one year if, during the first eight years of the grant of the first marketing authorization, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, even if a compound is considered to be a new active substance and the innovator is able to gain the period of regulatory data protection and marketing protection, provided that no other IP or regulatory exclusivities applied, another unrelated company could also apply for a marketing authorization and market another competing medicinal product for the same therapeutic indication if such company obtained its own marketing authorization based on a separate marketing authorization application based on a full self-standing scientific data package supporting the application. The period of regulatory data protection and marketing protection applies in the UK (running from the date of the first authorization in Great Britain).

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

Competition that our product candidates may face from generic versions of our product candidates could materially and adversely impact our future revenue, profitability, and cash flows and could substantially limit our ability to obtain a return on the investments we have made in those product candidates. Our future revenue, profitability, and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in those product candidates may be substantially limited if our product candidates, if and when approved, are not afforded the appropriate periods of non-patent exclusivity.

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

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the pharmaceutical industry.

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

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses since inception, and we expect to incur significant losses over the next several years. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the nine months ended September 30, 2024 and 2023 was approximately $40.0 million and $32.8 million, respectively. As of September 30, 2024, we had total stockholders’ equity of $85.1 million and an accumulated deficit of $434.3 million. Losses have resulted principally from costs incurred in our clinical trials, research and development programs and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved and we do not enter into collaboration agreements with third parties, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as compared to prior periods as we prepare for commercializing of reproxalap alone or with others, if approved, and continue development of ADX-2191, ADX-248, ADX-743, ADX-631, and other product candidates, and as a result of increased headcount, including management personnel to support our clinical, manufacturing and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company, and increased insurance premiums, among other factors. We have in the past entered and may in the future enter into licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance and other obligations on us.

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
•
scale up our manufacturing processes and capabilities to support commercialization of reproxalap and any of our other product candidates for which we seek and/or obtain marketing approval and for which we remain responsible for commercialization;
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

We will require substantial additional financing, and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

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
•
our establishment and maintenance of a sales, marketing and distribution infrastructure and outsourced manufacturing capabilities to commercialize any product candidate for which we may obtain marketing approval and for which we remain responsible for commercialization;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities. Because of the number and variability of factors that will determine our use of our cash, cash equivalents, and marketable securities, management’s ultimate use of cash, cash equivalents, and marketable securities may vary substantially from the currently intended use. Our management might not apply our cash, cash equivalents, or marketable securities in ways that ultimately increase the value of your investment. We expect to use our cash, cash equivalents, and marketable securities to: fund our planned clinical trials of a number of product candidates; continue to fund the approval process for reproxalap, including conducting any additional clinical trials or other activities that the FDA may require for approval of reproxalap; develop other molecules that relate to immune-mediated disease; pursue regulatory approval for our product candidates; service our debt obligations; and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash, cash equivalents, or marketable securities in short-term, investment-grade, interest-bearing securities, which may not yield a favorable return to our stockholders. If we do not invest or apply our cash, cash equivalents, or marketable securities in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

The terms of our secured debt facility require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We are a party to a credit facility with Hercules Capital that is secured by a lien covering all of our assets, other than our intellectual property. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock, or make investments. If we default under the terms of the Hercules Credit Facility or any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of transactions involving our common stock.

In general, under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that its aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through September 30, 2024, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

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

We are in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing conflicts in Ukraine and Israel and the surrounding areas. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy and capital markets resulting from the conflicts in Ukraine and the Middle East or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the conflicts in Ukraine and Israel and the surrounding areas. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine and the Middle East could lead to market disruptions, including significant volatility in commodity prices, credit, and capital markets, as well as supply chain disruptions.

These military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

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

In January 2019, we acquired Helio Vision, Inc. and obtained the rights to ADX-2191 for the treatment of proliferative vitreoretinopathy (the Helio Product Candidate). During the nine months ended September 30, 2024, the Company ceased development of the Helio Product Candidate for the prevention and/or treatment of proliferative vitreoretinopathy. As a result, subject to the terms and conditions of the Merger Agreement, the Helio Product Candidate and related intellectual property rights may revert back to an entity designated by the representative of the former Helio stockholders.

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

As of September 30, 2024, we had only 9 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

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

We have in the past, and may in the future, form strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our existing business, including the continued development or commercialization of reproxalap or our other product candidates. We currently plan to commercialize reproxalap through a collaboration with a third party. Research, development, regulatory and commercialization activities undertaken by our partners, if any, pose similar risks as those set forth elsewhere in this “Risk Factor” section relating to our research, development, regulatory and commercialization activities. Strategic alliances may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for reproxalap or our other product candidates because third parties may view the risk of development failure as too significant or the commercial opportunity for our product candidate as too limited. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction.

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

On January 28, 2019, we acquired Helio and thereby acquired rights to develop ADX-2191 for the treatment of proliferative vitreoretinopathy (the Helio Product Candidate) pursuant to the Merger Agreement. We agreed to use commercially reasonably efforts to develop and obtain regulatory approval for the Helio Product Candidate. During the nine months ended September 30, 2024, we deprioritized and subsequently ceased development of the Helio Product Candidate for the prevention and/or treatment of proliferative vitreoretinopathy due to the requirement from the FDA to run clinical trials that we did not deem to be feasible. As a result of our ceasing development of the Helio Product Candidate for the treatment of proliferative vitreoretinopathy, subject to the terms and conditions of the Merger Agreement, our rights to develop the Helio Product Candidate and related intellectual property rights may revert back to an entity designated by the representative of the former Helio stockholders.

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

Changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition, our business may be adversely affected. Following the departure of our former Interim Chief Financial Officer in August 2024, we outsourced the principal financial and principal accounting officer roles through the engagement of Danforth Global, Inc., a third-party provider of strategic and operational finance and accounting services.

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

As of September 30, 2024, we only had 9 full-time employees. We currently plan to commercialize reproxalap through a collaboration with a third party. However, if we are not able to establish a suitable collaboration, we may need to grow our organization to continue development and pursue the potential commercialization of reproxalap. In addition, we expect that we will need to grow our organization to continue development and pursue the potential commercialization of our other product candidates, as well as function as a public company. As we seek to advance reproxalap, alone or with others, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, and integrate additional management, clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to accomplish these tasks, and our failure to so accomplish could prevent us from successfully growing our company.

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

As of September 30, 2024, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 39% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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
10.1*

Fourth Amendment to Loan and Security Agreement, dated September 30, 2024, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (as filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on October 2, 2024, and incorporated herein by reference).

10.2*

Open Market Sale Agreement SM, dated August 1, 2024, by and between the Registrant and Jefferies LLC (filed as Exhibit 1.1 to the Registrant’s Form 8-K, as filed on August 1, 2024, and incorporated herein by reference)

10.3*	Separation and Consulting Letter Agreement, effective as of August 31, 2024, between the Registrant and Bruce Greenberg.

10.4*	Master Services Agreement, effective as of August 15, 2024, between the Registrant and Danforth Global, Inc.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aldeyra Therapeutics, Inc.

November 7, 2024	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

November 7, 2024	/s/ Michael Alfieri
Michael Alfieri
Head of Finance
(Principal Financial Officer and Principal Accounting Officer)