Form 10-K
period 2024-12-31
Aldeyra Therapeutics, Inc.
filed 2025-02-28
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $191,737,565, based on the closing price of the registrant’s Common Stock, as reported by The Nasdaq Capital Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2025 there were 59,708,654 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2024 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Aldeyra Therapeutics, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

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
•
the adequacy of the data included in the Resubmitted NDA or the supplemental responses to the FDA;
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

All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in any annual, quarterly, or current reports that we may file with the Securities and Exchange Commission (SEC). Investors, the media, and others should note that we intend to announce material information to the public through filings with the SEC, the investor relations page on our website (https://ir.aldeyra.com), press releases, public conference calls, webcasts, and social media channels, including LinkedIn. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The contents of the websites provided above are not incorporated into this filing or in any other report or document we file with the SEC. These website addresses are intended to be inactive textual references only.

We encourage you to read the discussion and analysis of our financial condition and our financial statements contained in this annual report on Form 10-K. We also encourage you to read Item 1A of Part 1 of this annual report on Form 10-K, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8‑K, and 10-K, which may supplement, modify, supersede, or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that our results will lead to the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

ITEM 1. BUSINESS

Overview

We are a biotechnology company devoted to discovering and developing innovative therapies designed to treat immune-mediated and metabolic diseases. Our approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. Our late-stage product candidates are reproxalap, a RASP (reactive aldehyde species) modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX‑2191, a novel formulation of intravitreal methotrexate for the potential treatment of retinitis pigmentosa. Our preclinical RASP platform includes ADX‑248, ADX‑743, ADX‑631, ADX‑246, and other product candidates in development for inflammatory and metabolic diseases.

Our development pipeline, as of the date of filing of this annual report on Form 10-K is illustrated below.

Product Candidate Development Pipeline

On October 31, 2023 (the Option Agreement Effective Date), we entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid us a non-refundable payment of $1.0 million in consideration of the Option (the Option Payment).

On December 21, 2023, pursuant to the Option Agreement, AbbVie extended the period during which it may exercise the Option (the Exercise Period Extension) by paying us a non-refundable payment of $5.0 million (the Option Extension Fee). If the Collaboration Agreement is entered into, the Option Payment and the Option Extension Fee will be credited against the upfront cash payment payable by AbbVie.

On November 15, 2024, we entered into the Expansion Side Letter (the Expansion Letter) with AbbVie, which amended certain terms of the Option Agreement. The Expansion Letter makes certain changes to the Option Agreement, among other things, providing that we will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the Option and entry into the Collaboration Agreement, such that 60% of our allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the Option and we do not execute the Collaboration Agreement, we will remain solely responsible for such launch activities costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the Option Agreement) was further modified to ten (10) business days following the date, if any, that we receive approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide us notice in case AbbVie determines that it will not exercise the Option.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, we would be eligible to receive up to approximately $300 million in regulatory and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of February 28, 2025, AbbVie has not exercised the Option.

On November 18, 2024, we announced that the FDA accepted for review a resubmitted NDA for reproxalap for the treatment of dry eye disease. The FDA assigned a Prescription Drug User Fee Act (PDUFA) date of April 2, 2025.

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

We have no products approved for sale in the United States or elsewhere. We will not receive any revenue from sales of our product candidates that we develop until we obtain regulatory approval. We intend to commercialize our products, if approved for sale, through collaborations. Although we may receive commercial and license revenue in the future, we have to date primarily funded our operations through the sale of our common stock, convertible preferred stock, convertible promissory notes, warrants, and borrowings under debt facilities. We will need to raise additional capital in the form of debt or equity, or through partnerships to fund additional development of our product candidates, and as we continue to execute on our strategy of expanding our product candidate pipeline, we may in-license, acquire, or invest in complementary businesses, or products. In addition, contingent on capital resources, we may augment, diminish, or otherwise modify the clinical development plan described herein.

Since our incorporation, we have devoted substantially all of our resources to the preclinical and clinical development of our product candidates. If we do obtain marketing approval for reproxalap or any other product candidate that we develop, we intend to partner with other companies for commercialization, though there can be no guarantee that such partnership will be available. Our ability to generate revenues, if any, largely depends upon our ability, alone or with others, to complete development of and obtain regulatory approvals for our product candidates, and to successfully manufacture, market, and sell our products. The results of our operations will vary significantly from year-to-year and quarter-to-quarter, and depend on a number of factors, including risks related to our business and industry, risks relating to intellectual property and other legal matters, risks related to our common stock, and other risks that are detailed in the section of this annual report on Form 10-K entitled “Risk Factors”.

The Science Supporting Our Product Candidates

RASP: Mediators of Disease

In response to infection, injury, endogenous and exogenous chemical triggers, heat, and other stimuli, RASP (reactive aldehyde species) are generated through a variety of metabolic processes, including alcohol oxidation, enzymatic and non-enzymatic lipid oxidation, and polyamine and sphingosine metabolism. RASP appear to effect inflammation signaling via covalent binding to thiol (sulfur-containing) and amine (nitrogen-containing) residues on proteins, including receptors and enzymes. RASP-protein adducts directly influence the function of proteins, leading to activation of intracellular inflammatory factors, including NF‑κB, an important mediator in the inflammatory response, and inflammasomes. In addition, RASP adducts bind to Scavenger Receptor A, which also initiates pro-inflammatory signaling and leads to the formation of antibodies against the adducted protein, at least in part explaining the presence of host-directed antibodies in autoimmune diseases such as rheumatoid arthritis. Levels of RASP are generally observed to be elevated in ocular and systemic inflammatory disease, including the diseases represented in our RASP modulator pipeline, and thus represent therapeutic targets for immune modulation. RASP are also associated with metabolic and neurodegenerative diseases, and, in addition to upregulating inflammation, lead to DNA damage, accumulation of metabolic aggregates, and other pathologic manifestations.

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

Aside from the potentiation of inflammation, there is no generally accepted biological role of high levels of RASP. Some physiologic molecules have RASP forms, including retinaldehyde (a form of Vitamin A) and pyridoxal and pyridoxal phosphate (forms of Vitamin B6), but the activity of physiological RASP is highly restricted by chaperone and other proteins that prevent reaction with other molecules, including our RASP modulators. Thus, pharmacotherapeutic RASP modulation is expected not to adversely affect normal physiologic processes. Consistent with the lack of accessibility of physiologic RASP, our most advanced RASP modulator, reproxalap, which has been administered as an ophthalmic solution to approximately 2,500 patients across a number of completed clinical trials for up to 12 months, has been observed to be generally well tolerated and has not been associated with any serious adverse events; mild and transient instillation site irritation is the most commonly reported adverse event in clinical trials. Similarly, an orally administered RASP modulator, ADX‑629, which has been administered to more than 150 patients across a number of Phase 1 and Phase 2 clinical trials for up to 90 days, has been observed to be generally well tolerated and has not been associated with any serious adverse events.

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

We are currently developing ADX‑629, ADX‑248, ADX‑743, ADX‑631, ADX‑246, and other novel RASP modulators for the treatment of a number of diseases associated with RASP. RASP modulators are novel small molecules designed specifically to bind, and thereby allow for the degradation and depletion of, RASP. The validity of the RASP platform is supported by reproxalap, our first-in-class product candidate for the treatment of dry eye disease, which has demonstrated broad-based, rapid-onset activity and consistent safety across a number of Phase 2 and Phase 3 clinical trials. In in vitro and animal studies, reproxalap does not appear to affect most cellular components, including most receptors, enzymes, ion channels, or other proteins. Reproxalap has been shown to outcompete cellular constituents to covalently bind and trap RASP. Reproxalap-RASP adducts appear to be rapidly degraded in cellular environments, after which neither reproxalap nor RASP are detectable. Outside of biological systems, reproxalap-RASP adducts have shown to be remarkably non-reactive and stable, suggesting that reproxalap-RASP binding may be effectively irreversible. By forming covalent drug-RASP adducts that are then degraded, reproxalap and other RASP modulators have the potential to substantially lower RASP levels.

We believe that we are the first biotechnology company to demonstrate the beneficial effects of RASP modulation in a variety of animal models relating to immune-mediated disease, suggesting that RASP modulators may have potent anti-inflammatory effects that persist hours after administration at a variety of different doses relevant to clinical testing:

•
In mice injected with a pro-inflammatory agent known as endotoxin, intraperitoneally administered reproxalap statistically reduced a variety of inflammatory cytokines (protein inflammatory mediators), including IL‑5, IL‑1ß, IL‑17, and TNFα, while up-regulating the primary anti-inflammatory cytokine IL‑10. (Data presented at The American Academy of Asthma Allergy & Immunology 2015 Annual Meeting)
•
In two different mouse models of inflammatory pain, intraperitoneally administered reproxalap dose-dependently reduced nociceptive behavior, suggesting that reproxalap down-regulates pain signaling in inflammation. (Data presented at The 2016 International Conference on Pain Research and Management)
•
In a mouse model of macular degenerative disease, intravitreal injections of RASP modulators ADX‑631 and ADX‑246 reduced the levels of a toxic metabolite implicated in the dry form of age-related macular degeneration.
•
In a mouse model of diet-induced obesity, ADX‑743 administered orally in conjunction with subcutaneous injections of a GLP-1 agonist demonstrated synergistic weight and fat loss while preserving muscle mass.
•
In a mouse model of atopic dermatitis, relative to vehicle treatment, ADX‑248 treatment resulted in decreased ear thickness, spleen weight, epidermal thickness, epidermal erosion/ulceration, and histopathology scores.

Thus, we believe that the mechanism of action of RASP modulation is potentially multifactorial and may ameliorate inflammatory and other diseases and deter disease progression in different ways simultaneously, consistent with a systems-based pharmacologic approach.

In addition to the development of ADX‑629, ADX‑248, ADX‑743, ADX‑631, and ADX‑246, we intend to continue the discovery and development of other novel RASP modulators, and we intend to continue to develop intellectual property around the molecules derived from our RASP modulator platform.

The Potential of ADX‑2191 to Treat Retinitis Pigmentosa

ADX‑2191 is a novel intravitreal formulation of methotrexate, a dihydrofolate reductase inhibitor that has been administered intravitreally for decades to treat cancer and inflammatory diseases.

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

Clinical Trial Results and Development Plans

Prior to applying for marketing approval, our product candidates must satisfy regulatory authority requirements for safety and efficacy, including pivotal Phase 3 clinical assessment. Our material clinical results have been previously disclosed elsewhere in detail, and we encourage review of all of our clinical trial disclosures in addition to this annual report on Form 10-K. All of our development plans and timelines are subject to adjustment depending on recruitment rate, regulatory review, preclinical and clinical results, funding, and other factors that could delay the initiation, completion, or reporting of clinical trials.

Systemic RASP Modulation for the Treatment of Immune-Mediated Diseases

ADX‑629 and related molecules are novel, orally administered RASP modulators in clinical development for the treatment of systemic immune-mediated diseases. In a Phase 1 clinical trial of ADX‑629, no treatment-related adverse events were observed at any dose tested, and target engagement was evidenced by statistically lower levels of the RASP malondialdehyde in drug-treated subjects relative to controls. Additionally, following ingestion of a controlled high-fat meal, free fatty acids were statistically lower and HDL statistically higher in drug-treated subjects relative to placebo-treated subjects. The lipid results in the Phase 1 clinical trial suggested that ADX‑629 diminished the inflammatory and pathologic metabolic response that typically occurs following ingestion of a high-fat meal.

Figure 1: Phase 1 Clinical Trial of ADX‑629

MDA = malondialdehyde; SEM = standard error of the mean; HDL= high-density lipoprotein; LDL = low-density lipoprotein;

FFA = free fatty acids; AUC = area under the curve

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

Asthma

In a placebo-controlled crossover trial of eight mild asthma patients treated for seven days, asthma symptom scores and sputum eosinophil cell counts were numerically reduced following treatment with ADX‑629 relative to treatment with placebo. Compared to placebo treatment, treatment with ADX‑629 led to statistically significant reductions in plasma levels of the pro-inflammatory cytokines IL‑5 (P=0.02) and TNFα (P<0.0001), and numerical reductions in symptoms and in plasma levels of malondialdehyde.

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

In 2023, as an extension of the strategy to assess activity in different types of diseases, we announced results from Phase 2 clinical trials of ADX‑629 in patients with chronic cough and atopic dermatitis, both of which are persistently disturbing diseases thought to be related, at least in part, to inflammation.

Chronic Cough

Fifty-one patients with refractory or unexplained chronic cough, which is often defined as a cough that persists for more than eight weeks and is unresponsive to treatment were enrolled in a multicenter, randomized, double-blind, placebo-controlled, two-period Phase 2 crossover trial. Patients were randomized to receive ADX‑629 or placebo twice daily for 14 days, followed by a 14-day washout period prior to crossing over to 14 days of treatment with ADX‑629 or placebo, whichever was not received in the first period. All patients completed both treatment periods. Relative to placebo, statistical significance was achieved for the key secondary endpoint of reduction in awake cough frequency (P=0.01), the secondary endpoint of 24-hour cough frequency (P=0.001), and the related post-hoc analyses of awake cough count (P=0.001) and 24-hour cough count (P=0.001).

Figure 3: Phase 2 Clinical Trial of ADX‑629 in Chronic Cough

Atopic Dermatitis

Eight mild to moderate atopic dermatitis patients were treated in an open-label, single-center Phase 2 clinical trial of ADX‑629. Relative to baseline, over three months of treatment, improvement was observed in all patients. Statistical significance was achieved for improvement in Eczema Area and Severity Index (EASI, p=0.0006). EASI thresholds for 50% improvement (EASI‑50), 75% improvement (EASI‑75), and 90% improvement (EASI‑90) were met in four patients (50%), three patients (38%), and one patient (13%), respectively. Statistical significance was achieved for improvement in affected body surface area (p<0.0001); one patient (13%) achieved complete clearance of affected body surface area. Statistical significance was achieved for improvement in Investigator Global Assessment (IGA, p<0.0001). The IGA threshold score of 0 (clear) or 1 (almost clear) was met in one (13%) patient. Statistical significance was achieved for improvement in patient-reported itching (p=0.0002); the clinically relevant threshold of improvement by four or more points was met in three patients (38%), and two patients (25%) reported elimination of itching. Statistical significance was achieved for improvement in patient-reported eczema severity (p<0.0001); the clinically relevant threshold of improvement by four or more points was met in six patients (75%). Statistical significance was achieved for improvement in depression the Hamilton Rating Scale for Depression (p=0.02) and numerical improvement was observed for improvement in the Beck Anxiety Inventory (p=0.1).

Figure 4: Phase 2 Clinical Trial of ADX‑629 in Atopic Dermatitis

ADX‑629 is currently in Phase 2 clinical trials for moderate alcohol-associated hepatitis and Sjögren-Larsson Syndrome. Clinical trials of RASP modulators in atopic dermatitis and retinal disease are expected to be initiated in 2025.

Dry Eye Disease

Reproxalap is a first-in-class, topically administered RASP modulator for the treatment of anterior segment ocular inflammation, and is currently in late-stage development for the treatment of dry eye disease and allergic conjunctivitis. In 2022, Aldeyra submitted to the FDA an NDA for reproxalap for the treatment of dry eye disease. On November 27, 2023, Aldeyra announced that the FDA issued a Complete Response Letter regarding the NDA submission. Although no safety or manufacturing issues with reproxalap were identified, the FDA stated in the letter that the NDA did not demonstrate “efficacy in treating ocular symptoms associated with dry eyes” and that “at least one additional adequate and well-controlled study to demonstrate a positive effect on the treatment of ocular symptoms of dry eye” should be conducted. On November 16, 2023, Aldeyra submitted to the FDA a Special Protocol Assessment (SPA) for a proposed Phase 3 dry eye disease chamber clinical trial (the chamber crossover trial). In response to the SPA, the FDA issued a SPA - No Agreement letter which provided feedback to Aldeyra on the proposed chamber crossover trial. Based on the feedback, Aldeyra amended the design and protocol of the chamber crossover trial and, per FDA SPA Guidance, Aldeyra and the FDA held a Type A meeting, during which we believe that the FDA concurred with the principal aspects of the chamber crossover trial design.

The chamber crossover trial, as announced on August 8, 2024, achieved the primary endpoint (P=0.004) of reducing patient-reported ocular discomfort in a dry eye chamber. On October 3, 2024, Aldeyra announced resubmission of the NDA (the Resubmitted NDA), which included results from the chamber crossover trial and a draft label describing chronic and acute symptomatic benefit, in addition to acute reduction of ocular redness. On November 18, 2024, Aldeyra announced that the FDA accepted for review the Resubmitted NDA. The FDA assigned a PDUFA date of April 2, 2025.

Figure 5: Phase 3 Clinical Trial of Reproxalap in Dry Eye Disease

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

In 2021, we announced that the randomized, double-masked, vehicle-controlled allergen chamber Phase 3 INVIGORATE Trial of topically administered reproxalap in patients with allergic conjunctivitis achieved the primary endpoint (patient-reported ocular itching score after the second dose of test article) and all secondary endpoints (investigator-assessed ocular redness score and patient-reported ocular tearing score, Figure 6). In June 2023, we announced that INVIGORATE-2, a confirmatory clinical trial substantially similar to INVIGORATE, achieved the primary endpoint (patient-reported ocular itching score after the second dose of test article) and all secondary endpoints (investigator-assessed ocular redness score and patient-reported ocular tearing score).

Figure 6: Phase 3 INVIGORATE Trial Results for Reproxalap in Allergic Conjunctivitis

Aldeyra plans to discuss remaining regulatory requirements with the FDA for reproxalap for the treatment of allergic conjunctivitis in light of the positive results from INVIGORATE and INVIGORATE-2. Across all clinical indications, topical ocular reproxalap has been studied in more than 2,500 patients with no observed clinically significant safety concerns; mild and transient instillation site irritation is the most commonly reported adverse event in clinical trials.

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

In June 2023, we announced top-line results from the Phase 2 clinical trial of intravitreal ADX‑2191 in eight patients with retinitis pigmentosa. Four patients were dosed monthly, and four patients were dosed twice monthly. Relative to baseline, across all patients, statistical significance was achieved for improvement in best corrected visual acuity (P<0.0001), low-light visual acuity (P=0.0001), time to electroretinographic response to light (P=0.02), macular sensitivity to light (P<0.0001), and dark-adapted peripheral sensitivity to light (P<0.0001). All enrolled patients completed the trial per protocol. ADX‑2191 was well tolerated, and no safety concerns were identified. No treatment-related adverse events associated with retinal morphology were observed. No serious adverse events were reported, and no patients discontinued due to adverse events.

Figure 7: Phase 2 Clinical Trial Results for ADX‑2191 in Retinitis Pigmentosa

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

Our RASP modulator platform represents a potential novel therapeutic approach for a variety of common diseases. We are not aware of any other company actively developing therapeutics that target RASP. Because RASP appear to be involved in the generation and potentiation of inflammation in general, we believe the potential therapeutic applicability of RASP modulators is broad. In 2022 and 2023, we announced results from Phase 2a clinical trials of ADX‑629, a first-in-class orally administered RASP modulator, in patients with COVID-19, atopic asthma, psoriasis, alcohol intoxication, chronic cough, and atopic dermatitis, all of which suggested preliminary pharmacodynamic activity of ADX‑629. The Phase 2 clinical trials followed a successful Phase 1 clinical trial of ADX‑629, in which ADX‑629 was well-tolerated; no treatment-related adverse events were observed; and, following ingestion of a fatty meal, levels of cholesterol and fatty acids were lower during ADX‑629 treatment than with placebo.

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

While our product candidates may manifest efficacy, tolerability, or safety advantages, many marketed therapies are generic or may be priced considerably lower than the pricing we anticipate for our product candidates. Pricing, in addition to healthcare plan coverage, prior authorization requirements, step edits, co-pay amounts, and related factors, may discourage the initial or prolonged use of our product candidates. Further, the recent growth of Pharmacy Benefit Managers and similar entities has diminished the profitability of drug commercialization for smaller companies, and may hamper our ability to support our operations or compete effectively in the marketplace following regulatory approval, if any.

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

Other Immune-Modulating Pharmacotherapies

A myriad of new treatments have been or are being developed to treat inflammatory diseases, and have been used, or in theory could be used, for the treatment of the diseases that our product candidates are intended to target. Immune-modulating products include cytokine inhibitors, immune cell receptor inhibitors, immune cell depletion agents, complement inhibitors, phosphodiesterase inhibitors, and Janus kinase inhibitors. Companies that currently market such therapies include AbbVie Inc., Johnson & Johnson, UCB Inc. and UCB S.A., Amgen, Inc.,

Bristol-Myers Squibb Co., Eli Lilly and Company, Novartis AG, Regeneron Pharmaceuticals, Inc., Roche, Sanofi, Takeda, AstraZeneca, GlaxoSmithKline, Merck, and Pfizer, Inc. Currently marketed products may manifest efficacy and safety advantages over our product candidates, and may be used to treat the diseases for which we are developing our product candidates.

Methotrexate, the active drug substance of ADX‑2191, is generically available and has been used as a chemotherapeutic and immune modulating agent, and other formulations or application methods of methotrexate could be developed for the treatment of retinal diseases. Though not approved by the FDA for the treatment of retinal disease, intraocular injection of intravenous methotrexate formulations is the de facto standard of care for primary vitreoretinal lymphoma (a cancer that affects the back of the eye), and off‑label methotrexate is now commonly administered for the treatment of proliferative vitreoretinopathy, posterior uveitis, and other retinal diseases. The off‑label intraocular injection of intravenous methotrexate for retinal diseases is an example of a practice known as compounding. The disadvantages of compounding are significant, and include a risk of microbial contamination that can lead to severe ocular infection resulting in vision loss or surgical removal of the eye. Unlike compounded intravenous formulations, ADX‑2191 is specifically formulated for intraocular injection such that pH, viscosity, and tonicity have been designed to be compatible with the vitreous humor, the fluid in the back of the eye. Further, ADX‑2191 is a concentrated formulation of methotrexate that requires a small injection volume, thereby reducing injection site reflux and ensuing corneal toxicity relative to off‑label ocular injections of methotrexate. Unlike off‑label ocular injections of methotrexate, ADX‑2191 is denser than the vitreous, the fluid in the back of the eye, allowing for the concentration of methotrexate in the vicinity of retina.

Competitive Pharmaceuticals by Indication

We believe the primary competitors by indication with respect to our current programs in late-stage clinical testing are as follows:

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

Patent Portfolio

Our patent portfolio currently includes patents and patent applications covering the composition, formulation, and uses of reproxalap, ADX‑629, ADX‑246, ADX‑248, ADX‑631, ADX‑743, and other novel compounds. As of December 31, 2024, we owned thirty-seven United States patents and sixteen pending United States non-provisional patent applications, as well as numerous foreign counterparts to these patents and patent applications relating to reproxalap and other RASP modulators. Additionally, we retain an exclusive license to certain patents and applications covering the formulation of ADX‑2191 and uses thereof in preventing and treating retinal indications, including retinitis pigmentosa, primary vitreoretinal lymphoma, and proliferative vitreoretinal disease. As of December 31, 2024, there are three granted United States Patents, two pending U.S. non-provisional patent applications, and approximately five pending foreign counterparts to the patent applications relating to ADX‑2191.

We expect the issued reproxalap composition of matter patent in the United States, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2028. It is possible that the term of the composition of matter patent in the United States may be extended up to five additional years under the provisions of the Hatch-Waxman Act. We expect the foreign reproxalap composition of matter patents, if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2026. We expect other patent applications in the portfolio, if issued and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2026 to 2041. Reproxalap composition of matter patents have been issued in Australia, Canada, China, Europe (validated in approximately 14 member countries), Hong Kong, India, Japan, Mexico, Russia and South Korea. Reproxalap composition of matter patent claims are pending in Brazil.

Licenses and Agreements

AbbVie Option Agreement

On October 31, 2023 (the Option Agreement Effective Date), we entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the

Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid us a non-refundable payment of $1.0 million in consideration of the Option (the Option Payment).

On December 21, 2023, pursuant to the Option Agreement, AbbVie extended the period during which it may exercise the Option (the Exercise Period Extension) by paying us a non-refundable payment of $5.0 million (the Option Extension Fee). If the Collaboration Agreement is entered into, the Option Payment and the Option Extension Fee will be credited against the upfront cash payment payable by AbbVie.

On November 15, 2024, we entered into the Expansion Side Letter (the Expansion Letter) with AbbVie, which amended certain terms of the Option Agreement. The Expansion Letter makes certain changes to the Option Agreement, among other things, providing that we will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the Option and entry into the Collaboration Agreement, such that 60% of our allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the Option and we do not execute the Collaboration Agreement, we will remain solely responsible for such launch activities costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the Option Agreement) was further modified to ten (10) business days following the date, if any, that we receive approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide us notice in case AbbVie determines that it will not exercise the Option.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, we would be eligible to receive up to approximately $300 million in regulatory and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of February 28, 2025, AbbVie has not exercised the Option.

MEEI Agreement

We previously developed ADX‑2191 for the treatment of proliferative vitreoretinopathy pursuant to an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (MEEI) originally entered into in July 2016 between MEEI and Helio Vision, Inc.(Helio), as amended, (MEEI Agreement). We assumed the MEEI Agreement in connection with our 2019 acquisition of Helio.

Pursuant to the MEEI Agreement, we obtained an exclusive, worldwide license from MEEI to develop and commercialize ADX‑2191 under certain patents and patent applications, in addition to other licenses to intellectual property (the MEEI Patent Rights). We have agreed to use our commercially reasonable efforts to develop ADX‑2191 and to meet certain specified effort and achievement benchmarks by certain dates.

In consideration for the rights licensed under the MEEI Agreement, Helio issued MEEI a number of shares of preferred stock and Helio agreed, during the term of the MEEI Agreement, to pay non-creditable non-refundable license maintenance fees to MEEI of $15,000 on each of the second and third anniversary of the MEEI Agreement, $25,000 on each of the fourth and fifth anniversary of the MEEI Agreement and $35,000 on the sixth and each subsequent anniversary of the MEEI Agreement. In addition, Helio was obligated to make future sales-dependent milestone payments to MEEI of up to low seven figures in the aggregate, as well as royalty payments to MEEI at a rate which, as a percentage of net sales, is in the low single digits for products that incorporate or use the MEEI

Patent Rights. Helio is also obligated under the MEEI Agreement to pay MEEI a percentage of certain sublicense revenue at a percentage rate that descends from low-double digits to mid-single digits based on the date of the sublicense. Following our acquisition of Helio, we became obligated to make any future payments previously owed by Helio under the MEEI Agreement. There is no additional equity consideration issuable under the MEEI Agreement.

The MEEI Agreement will remain in effect until the expiration date of the last to expire patent licensed under the MEEI Agreement. We may terminate the MEEI Agreement with timely written notice to MEEI. MEEI has the right to terminate the MEEI Agreement, subject to certain specified cure periods, in the event of our insolvency or bankruptcy or if we cease all business operations with respect to licensed products, fail to pay amounts due under the MEEI Agreement, fail to comply with certain due diligence obligations, do not maintain specific levels of insurance, one of our officers is convicted of a felony relating to the manufacture, use, sale or importation of licensed products, or we materially breach any provisions of the MEEI Agreement or in the event of our insolvency or bankruptcy.

In the event of an early termination of the MEEI Agreement, all rights licensed and developed by us under the MEEI Agreement will revert to MEEI. We have agreed to indemnify MEEI for certain claims that may arise under the MEEI Agreement.

Other Intellectual Property Rights

Our marks ALDEYRA THERAPEUTICS and our logo are registered with the United States Patent and Trademark Office.

Confidential Information and Inventions Assignment Agreements

We currently require and will continue to require each of our employees and consultants to execute confidentiality agreements upon the commencement of employment, consulting, or collaborative relationships with us. The agreements provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law. Our consulting agreements also provide for assignment to us of any intellectual property resulting from services performed by a consultant for us.

Sales and Marketing

We have retained worldwide commercial rights for our product candidates, provided, however, that on October 31, 2023, we entered into the Option Agreement with AbbVie, pursuant to which we granted AbbVie the Option to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party, in each case for clauses (a) to (d), on the terms and conditions set forth in the form of Co-Development, Co-Commercialization and License Agreement filed as an exhibit hereto (the Collaboration Agreement). As of February 28, 2025, AbbVie has not exercised the Option. If we obtain marketing approval for reproxalap or any other product candidate that we develop, we intend to partner with other companies, including AbbVie, for commercialization, though there can be no guarantee that such partnership will be available.

Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently depend on third-party contract manufacturers for all of our required raw materials, drug substance and finished drug product for our preclinical research and clinical trials. We have no immediate plans to purchase, erect, or otherwise create any manufacturing facilities to be owned by us for any of these purposes, and intend to continue to depend on third-party contract manufacturers for the foreseeable future. Other than for the purposes of regulatory approval and pursuant to the Expansion Letter, we do not have any current contractual relationships for the manufacture of commercial supplies of our product candidates. If our product candidates are approved by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for commercial production at such time. We may utilize third-party consultants to manage our manufacturing contractors. We believe that the active pharmaceutical ingredient and other materials needed for the formulation of our product candidates are relatively easy to manufacture, and that multiple suppliers and formulators could be employed for this purpose. Further, we believe the raw materials needed for manufacture of our product candidates, as well as other components of our formulations, are generally readily available currently from multiple sources.

Employees

As of December 31, 2024, we had 9 full-time employees and had engaged a number of consultants. We expect that a number of consultants previously engaged in development of our product candidates will participate in ongoing clinical and manufacturing activities. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Human Capital

We recognize that attracting, motivating, and retaining talent at all levels is vital to our continued success. Our employees are a significant asset and we aim to create an equitable, inclusive, and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. By focusing on employee retention and engagement, we also improve our ability to successfully commercialize our products following approval, if any; support our clinical trials, pipeline, platform technologies, business, and operations; and protect the long-term interests of our stockholders. Our success also depends on our ability to attract, engage, and retain a diverse group of employees. Our efforts to recruit and retain a diverse and passionate workforce include, among other things, providing competitive compensation and benefits packages.

We value innovation, passion, data-driven decision making, persistence and honesty, and are building a diverse environment where we believe that our employees thrive and are inspired to contribute to the development of novel therapies. We recognize and appreciate the importance of creating an environment where all team members feel valued, included, and empowered. We recognize that unique experiences, perspectives, and viewpoints add value to our ability to develop and deliver innovative therapeutic products that may meaningfully improve patient care. We aim to foster and maintain a work culture that facilitates fair and respectful treatment of all employees, promotes inclusivity, and provides equal opportunities for professional growth and advancement based on merit. Our Code of Business Conduct and Ethics prohibits discrimination on the basis of race, color, religion, national origin, sex (including pregnancy), sexual orientation, age, disability, veteran status, or other characteristics protected by law.

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

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Food Drug and Cosmetic Act (FDCA) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties, or criminal prosecution.

FDA approval is required before any new drug, new dosage form, new therapeutic use, or new route of administration of a previously approved product can be marketed in the United States. The process required by the FDA before a new drug product may be marketed in the United States generally involves:

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

A sponsor may be able to request a SPA the purpose of which is to reach concurrence with the FDA on the adequacy and acceptability of specific critical elements of overall protocol design (e.g., entry criteria, dose selection, endpoints, and planned analyses) for a trial intended to support a future marketing application. If such an agreement is reached, it will be documented and made part of the administrative record, and will be binding on the FDA unless the sponsor fails to follow the agreed-upon protocol or makes substantive changes to the protocol without agreement with the FDA, data supporting the request are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. Even if an SPA is agreed to, approval of the NDA is not guaranteed because a final determination that an agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision will be based on a complete review of all the data in the NDA.

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

Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if potential adverse safety findings are identified after the product reaches the market. In addition, the FDA may require post-approval testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of post-marketing programs.

Products may be promoted only for the approved labeled indications and in accordance with the provisions of the approved label, and, even if the FDA approves a product, the FDA may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms, such as a Black Box Warning, which highlights a specific warning. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, a company may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require the company to develop additional data or conduct additional preclinical studies and clinical trials.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to product/facility listing, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated seriousness, severity, or frequency; with manufacturing processes; or with failure to comply with regulatory requirements, may result in, among other things:

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. The FDA does not regulate the practice of medicine. Physicians may prescribe for off‑label uses; manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability, both at the federal and state levels.

The Food and Drug Administration Amendments Act of 2007 gave the FDA the authority to require a REMS from manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. In determining whether a REMS is necessary, FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the approval of the strategy. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the benefits outweigh the risks of the drug.

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

By way of example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the healthcare industry, and impose additional health policy reforms.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form.

Other legislative changes have been proposed and adopted in the United States since the ACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA and the Infrastructure Investment and Jobs Act, will remain in effect until 2031 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of the sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, re-examining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, in August 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program.

The heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics, also has resulted in executive orders, congressional inquiries, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, which began on January 1, 2024. Further, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of HHS to implement many of the provisions through guidance, as opposed to regulation, for the initial years. The provisions began to take effect progressively in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Subsequently, the HHS has announced additional drugs selected for the Medicare drug price negotiation program. For that and other reasons, it is currently unclear how the IRA will be effectuated but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services Innovation Center that will be evaluated on the ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

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

We expect that current and other healthcare reform measures that may be adopted in the future, as well as the trend toward managed healthcare and increasing influence of managed care organizations, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of current and future cost containment measures or other healthcare reforms may adversely affect our operations and prevent us from being able to generate revenue, attain profitability or commercialize our product candidate.

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

A designated orphan drug may lose orphan drug exclusivity if subsequently approved for a use that is broader than the indication received for orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Manufacturing Requirements

We and our third-party manufacturers must comply with applicable FDA regulations relating to cGMP regulations and, if applicable, quality system regulation requirements for medical devices. The cGMP regulations include requirements relating to, among other things, organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing of the drug product requires multiple starting raw materials and excipients of a specified purity level to obtain the required product quality. Failure of any of the raw materials or excipients to meet specification could impact product quality and may impact regulatory review by the FDA. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA and may be subject to a pre-approval inspection before we can use them to manufacture our products. We and our third-party manufacturers are also subject to periodic unannounced inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including, among other things, warning letters, voluntary corrective action, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties.

Other Regulatory Requirements

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have an adverse effect on our ability to operate our business and generate revenues. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development, and production efforts, which could harm our business, operating results and financial condition. There are evolving legal requirements and other statutory and regulatory regimes that will continue to affect our business.

Research and Development Expenses

Substantially all of our research and development expenses incurred to date have been related to the development of reproxalap and ADX‑2191, as well as proof of concept trials with ADX‑629. Our research and development expenses totaled $48.2 million for the year ended December 31, 2024 and $29.5 million for the year ended December 31, 2023.

We anticipate that we will incur additional research and development expenses in the future as we evaluate and possibly pursue the development of our product candidates for additional indications, or develop additional product candidates.

We recognize research and development expenses as incurred. Our research and development expenses consist primarily of:

•
salaries and related expenses for personnel;
•
fees paid to consultants and contract research organizations in conjunction with independently monitoring clinical trials and acquiring and evaluating data in conjunction with clinical trials, including all related fees such as investigator grants, patient screening, laboratory work, data compilation, and statistical analysis;
•
costs incurred with third parties related to the establishment of a commercially viable manufacturing process for our product candidates;
•
costs related to production of clinical materials, including fees paid to contract manufacturers;
•
costs related to upfront and milestone payments under in-licensing agreements as well as costs for unapproved inventory for which there is no future alternative use;
•
costs related to compliance with FDA regulatory requirements;
•
consulting fees paid to third-parties involved in research and development activities; and

•
costs related to stock options or other stock-based compensation granted to personnel in development functions.

We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future non-clinical, preclinical and clinical development programs. Expenditures are subject to numerous uncertainties in terms of timing and cost to completion. We expect to continue to develop stable formulations of our product candidates; test such formulations in preclinical studies for toxicology, safety and efficacy and conduct clinical trials for each product candidate. We anticipate funding clinical trials for our product candidates ourselves, but we may engage collaboration partners at certain stages of clinical development. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, the length of time generally varying with the type, complexity, novelty and intended use of a product candidate. The costs of clinical trials may vary significantly over the life of a project owing to but not limited to the following:

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

Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. Expenses related to clinical trials generally are accrued based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

None of our product candidates have received FDA or foreign regulatory marketing approval. In order to grant marketing approval, a health authority such as the FDA or foreign regulatory agencies must conclude that clinical and preclinical data establish the safety and efficacy of our product candidates with an appropriate benefit to risk profile relevant to a particular indication, and that the product can be manufactured under cGMP in a reproducible manner to deliver intended performance in terms of stability, quality, purity and potency. Until a health authority has completed review of our submission, there is no way to predict the outcome of the review. Even if the clinical studies meet predetermined primary endpoints, and a registration dossier is accepted for filing, a health authority could still determine that an appropriate benefit to risk relationship does not exist for the indication that we are seeking.

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

Corporate Information

We were incorporated in the state of Delaware on August 13, 2004 as Neuron Systems, Inc. On December 20, 2012, we changed our name to Aldexa Therapeutics, Inc. and on March 17, 2014, we changed our name to Aldeyra Therapeutics, Inc. Our principal executive offices are located at 131 Hartwell Avenue, Suite 320, Lexington, Massachusetts 02421. Our telephone number is (781) 761-4904. Our website address is www.aldeyra.com. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K or in deciding whether to purchase shares of our common stock. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8‑K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investors portion of our website at http://ir.aldeyra.com/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Summary of Risks Related to our Business

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. The risk factor summary does not address all of the risks that we face. Additional discussion of the risks summarized in the risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this annual report on Form 10-K and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

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
•
Adverse developments affecting the financial services industry, which could adversely affect our current and projected business operations, our financial condition, and our results of operations.

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
•
manufacturing at commercial scale, marketing, selling, and distributing those products for which we obtain marketing approval;
•
achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for any products we commercialize;
•
obtaining, maintaining, and protecting our intellectual property rights;
•
we may not be able to provide sufficient evidence of safety and efficacy to obtain regulatory approval;
•
the FDA, or comparable foreign regulatory bodies, may implement new standards, or change the interpretation of existing standards or requirements for regulatory approval, in general or with respect to the indications for which we seek approval;
•
the FDA, or comparable foreign bodies, may require additional clinical data, as was the case with the reproxalap Complete Response Letter;
•
we may not have sufficient financial and other resources to pursue our business plans, complete necessary clinical trials of our product candidates, and commercialize our approved products, if any;
•
if approved, reproxalap and our other product candidates will compete with well-established or other products or therapeutic options already approved for marketing by the FDA or comparable foreign regulatory bodies;
•
competitive products may be more effectively or comprehensively marketed to physicians or patients, or may be contracted with payors more successfully;
•
the results of our clinical trials may not meet the endpoints or level of statistical or clinical significance required by the FDA or comparable foreign regulatory bodies for marketing approval;
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
•
we may be adversely affected by legislative or regulatory reform of the health care system in the United States or other jurisdictions in which we may do business; and
•
we may not be able to obtain, maintain, or enforce our patents and other intellectual property rights .

Furthermore, even if we do receive regulatory approval to market reproxalap or any of our other product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to commercialize our product candidates or continue to fund our development programs, we cannot assure that reproxalap will be successfully commercialized, or our other product candidates will be successfully developed or commercialized. If we are unable to obtain regulatory approval for or, if approved, we or any of our future partners are unable to successfully commercialize reproxalap or our other product candidates, we may not be able to generate sufficient revenue to continue our business.

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

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. We submitted an NDA for reproxalap for the treatment of the signs and symptoms of dry eye disease in December 2022. In February 2023, the FDA accepted the reproxalap NDA for filing and set a PDUFA date of November 23, 2023. On November 27, 2023, we announced that we had received a Complete Response Letter from the FDA (the reproxalap Complete Response Letter). In the reproxalap Complete Response Letter, the FDA stated that the NDA did not demonstrate “efficacy in treating ocular symptoms associated with dry eyes” and that “at least one additional adequate and well-controlled study to demonstrate a positive effect on the treatment of ocular symptoms of dry eye” should be conducted. On November 16, 2023, prior to receiving the reproxalap Complete Response Letter, we submitted to the FDA a Special Protocol Assessment (SPA) for a proposed Phase 3 dry eye disease chamber crossover clinical trial (the chamber crossover trial). A SPA is an advanced declaration from the FDA that a planned trial’s design, clinical endpoints, and statistical analyses could potentially result in data acceptable for FDA review towards approval for the proposed indication. In response to the SPA, the FDA issued a SPA - No Agreement letter which provided feedback to us on the proposed chamber crossover trial. Based on the feedback, we amended the design and protocol of the chamber crossover trial and, per FDA SPA Guidance, held a Type A meeting with the FDA. The chamber crossover trial, as announced on August 8, 2024, achieved the primary endpoint (P=0.004) of reducing patient-reported ocular discomfort in a dry eye chamber. In October 2024, we filed the Resubmitted NDA, which included results from the completed chamber crossover trial. On November 18, 2024, we announced that the FDA had accepted for review the Resubmitted NDA and assigned a PDUFA date of April 2, 2025.

Notwithstanding that we believe that the FDA concurred with the principal aspects of the chamber crossover trial design based on the minutes of the Type A meeting, we did not obtain SPA approval from the FDA and we cannot be certain that the design, conduct, and analysis of the results of the submitted chamber crossover trial will be sufficient to establish the effectiveness of reproxalap for treatment of dry eye disease to the FDA’s satisfaction, and therefore allow us to receive approval of the Resubmitted NDA. The FDA could require additional studies or clinical trials, which would require us to expend more resources than we planned or that are available to us, and could substantially delay approval, if any, of the Resubmitted NDA. Any such requirement would increase our costs and delay approval and commercialization of reproxalap for the treatment of dry eye disease and would have a material adverse effect on our business and financial condition. Additionally, the FDA has substantial discretion in the approval process and may disagree with our interpretation of, or the sufficiency of, the data from our clinical trials. Clinical trial results frequently are susceptible to varying interpretations, and regulatory authorities may disagree on what are appropriate methods for analyzing data, which may delay, limit, or prevent regulatory approvals. There can be no assurance that the Resubmitted NDA to the FDA will be approved in a timely manner or at all. If marketing approval for reproxalap is delayed, limited, or denied, our ability to market reproxalap, and our ability to generate product sales, would be adversely affected. Even if reproxalap is approved for the treatment of dry eye disease, the FDA may limit use to certain patient populations, include extensive warnings on the product labeling, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of reproxalap.

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

If the exclusive option (the Option) to enter into the Co-Development, Co-Commercialization and License Agreement (the Collaboration Agreement) is not exercised by AbbVie Inc. (AbbVie), pursuant to the exclusive option agreement with AbbVie, we will be responsible for funding further development and commercialization of reproxalap, and may be unable to raise the additional capital required to further develop and commercialize reproxalap or enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs and reproxalap commercialization efforts.

If we are required to continue the development and commercialization of reproxalap on our own, we may need to build marketing, sales, distribution, managerial, and other non-technical capabilities to commercialize reproxalap or make arrangements with third parties to perform certain services. The establishment and development of our own sales force or the establishment of a contract sales force to market reproxalap would be expensive and time-consuming and could delay any commercial launch. Moreover, we cannot be certain that we will be able to successfully develop commercial capabilities. We would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. We would also face competition in the search for third parties to assist with the sales and marketing efforts of reproxalap.

If the Option is exercised and the Collaboration Agreement is executed, then pursuant to the terms of the Collaboration Agreement, we would work closely with AbbVie to execute a commercialization plan for reproxalap in the United States, and the commercialization plan may never achieve desired outcomes.

Pursuant to the terms of the Collaboration Agreement, we would work with AbbVie to execute a joint commercialization plan for reproxalap in the United States and execute upon the commercialization plan with the intention to optimize the commercial potential of reproxalap. If the collaboration is not successful, then our business, financial condition, and results of operations could be adversely affected.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

As part of our growth strategy, we plan to evaluate the development and commercialization of other therapies related to immune-mediated and metabolic diseases. We will evaluate internal opportunities from our compound libraries, and also may choose to continue to in-license or acquire other product candidates, as well as commercial products, to treat patients suffering from immune-mediated and metabolic disorders with high unmet medical needs and limited treatment options. New product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials, and approval by the FDA and/or applicable foreign regulatory authorities. In-licensed product candidates may have been unsuccessfully developed by others in indications similar to those that we may pursue. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. For example, in June 2023, we received a Complete Response Letter from the FDA regarding our NDA for ADX‑2191 for the treatment of primary vitreoretinal lymphoma (the ADX‑2191 Complete Response Letter). The ADX‑2191 Complete Response Letter stated that there was a “lack of substantial evidence of effectiveness” due to “a lack of adequate and well-controlled investigations” in the literature-based NDA submission. In light of the FDA’s ADX‑2191 Complete Response Letter, we halted pre-commercial activities related to ADX‑2191 for the treatment of primary vitreoretinal lymphoma. In January 2024 we de-prioritized the previously announced programs of ADX‑629 in chronic cough and idiopathic nephrotic syndrome due to regulatory and trial feasibility challenges, respectively. Additionally, in the year ended December 31, 2024, we deprioritized and subsequently ceased development of ADX‑2191 for the treatment of proliferative vitreoretinopathy due to the requirement from the FDA to run clinical trials that we did not deem to be feasible. If marketing approval for our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected. Such a delay could occur because a competitor product is approved before our product and secures patent protection, market exclusivity, or both, and thereby precludes our product approval for a number of years. It is also possible that additional studies or clinical trials may not suffice to make our application approvable. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, adequately priced, successfully commercialized, or widely accepted in the marketplace, or will be more effective than other commercially available alternatives.

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
•
a facility manufacturing our product candidates or drug product components being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP or other applicable requirements, or due to infections or cross-contaminations of product candidates in the manufacturing process;
•
any changes to our manufacturing process that may be necessary or desired;
•
inability to timely manufacture sufficient quantities of the applicable product candidate for a clinical trial or expiration of materials intended for use in a clinical trial;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, or not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, cGMP, or regulatory requirements, or other third parties not performing data collection or analysis in a timely or accurate manner;

•
inspections of clinical trial sites by the FDA or the finding of regulatory violations by the FDA or IRB, that require us or others to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold in part or on the entire trial, or prohibit us from using some or all of the data in support of our marketing applications;
•
delays in shipment of clinical trial material reaching clinical sites;
•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•
one or more IRBs refusing to approve, suspending, or terminating a clinical trial at an investigational site, precluding enrollment of additional subjects, or withdrawing approval of the trial.

Product development costs will increase if we have delays in testing or approval of our product candidates or if we need to perform more, larger, or longer clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur and we or our partners may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial. If we experience delays in completion of, or, if we, the FDA, or other regulatory authorities, the IRB, other reviewing entities, or any of our clinical trial sites suspend or terminate any of, our clinical trials, the commercial prospects for a product candidate may be harmed and our ability to generate product revenue, if any, will be delayed. In addition, many of the factors that cause or lead to termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.

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
•
determining that one or more clinical trials that may be required for approval of a product candidate is not feasible;
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
•
we or any of our future development partners may be unable to demonstrate that the clinical or other benefits of a product candidate outweigh safety risks;
•
such authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the design of studies or trials, or require additional trials and data;

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

Drug development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in clinical indications before we can seek regulatory approvals for commercial sale. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. Any negative results or perceived negative results in clinical trials for one indication may have an adverse effect on our ability to develop and potentially commercialize reproxalap or our other product candidates for the treatment of another indication. In addition, as product candidates proceed through development, the trial designs may often be different and may need to evolve and change from phase to phase or within the same phase or same trial, as is the case for adaptive trials; the vehicles or controls may be modified from trial to trial; and the product formulations or manufacturing process may differ due to the need to test product candidate samples that can be manufactured on a commercial scale. Success in run-in cohorts, earlier clinical trials, or clinical trials focused on a different indication does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through other phases of clinical testing. In addition, discussions with regulatory bodies, such as the FDA, may lead to changes in trial designs or programs. Companies frequently suffer significant setbacks in advanced clinical trials, even after run-in cohorts or earlier clinical trials have shown promising results. For example, the results of the TRANQUILITY Trial of reproxalap in dry eye disease did not reflect the results of the TRANQUILITY run-in cohort. Moreover, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

Our clinical focus is on the development of new products for immune-mediated and metabolic diseases. We performed an adaptive trial in proliferative vitreoretinopathy, the GUARD trial, and may do so with other indications in the future. In an adaptive trial, the initial parts of the trial are not designed to be pivotal or definitive. Rather, the initial parts of adaptive trials are expected to provide data to guide subsequent parts of the trial, which could require design changes, including but not limited to, different endpoints. In addition, following the initial parts of adaptive trials, we may, among other things, decide to continue to the subsequent parts of the trial, conclude the trial based on the success or failure in such initial parts, or discuss the trial results and regulatory pathway with regulatory authorities prior to determining next steps with respect to the trial and development program. As such, the likelihood of success in our late-stage clinical programs cannot necessarily be predicted.

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

There exist several designations that we can apply for from the FDA and other regulators that would provide us with various combinations of the potential for expedited regulatory review, certain financial incentives as well as the potential for post-approval exclusivity for a period of time. FDA designations include but are not limited to orphan drug designation, breakthrough therapy designation, accelerated approval, fast track status, and priority review for our product candidates. We may seek one or more of these designations for our current and future product candidates. For example, ADX‑2191 has received orphan designation for the treatment of retinitis pigmentosa. There can be no assurance that any of our other product candidates will qualify for any of these designations. There can also be no assurance that any of our product candidates that do qualify for FDA designations will be granted such designations or that the FDA will not revoke such a designation. Further, there can be no assurance that any of our product candidates that are granted such designations will ever benefit from such designations or that the FDA would not withdraw such designations once granted. Were we to receive a designation that promised a period of market exclusivity, such as orphan drug exclusivity, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Further, with respect to orphan drug status, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective, or makes a major contribution to patient care.

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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including Sjögren-Larsson and retinitis pigmentosa. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. Public health epidemics or pandemics and the response thereto may have an impact on our ability to enroll and retain patients in our clinical trials. For instance, patient enrollment in our GUARD trial of ADX‑2191 in proliferative vitreoretinopathy was negatively impacted as a result of limited clinical trial staffing at trial sites and some patients electing to delay surgery. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as proliferative vitreoretinopathy and idiopathic nephrotic syndrome, lack of availability of, or difficulty recruiting or retaining a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenue.

Any product candidate we or any of our future development partners advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent regulatory approval or commercialization or limit commercial potential.

Unacceptable adverse events caused by any of our product candidates that we or others advance into clinical trials could cause us or regulatory authorities to interrupt, delay, or halt clinical trials, or impose a clinical hold, potentially resulting in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets, which in turn could prevent us from completing development or commercializing the affected product candidate.

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

Even if we obtain marketing approval for reproxalap or any other product candidate, approved product candidates could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any are approved.

Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies or clinical trials, post-market surveillance, or other potential additional clinical trials. Following approval, if any, of reproxalap or any other product candidate, such candidate will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping, and reporting of safety and other post-market information. In addition, manufacturers of drug products are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements, including those relating to quality control, quality assurance, and corresponding maintenance of records and documents. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated seriousness, severity, or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

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

In addition, if reproxalap or any of our other product candidates is approved, the product labeling, advertising, and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe the product candidate to patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off‑label uses, we may become subject to significant liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off‑label promotion. The government has also entered into consent decrees and Corporate Integrity Agreements under which specified promotional conduct is changed or curtailed.

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
•
the safety of product candidates in a broader patient group, including use outside the approved indications;

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

In addition, because the active ingredient of ADX‑2191 (methotrexate) is a generic drug, a generic manufacturer may be able to develop and market a competitive intravitreal formulation of methotrexate following expiration of commercial exclusivity mandated via certain orphan drug designations. Generic drug competition would have a material and adverse effect on the commercial potential of ADX‑2191. Further, our ability to successfully commercialize ADX‑2191, if approved, depends on a number of additional factors, including but not limited to, the level of enforcement by the FDA to ensure that compounded copies of commercially available FDA-approved products manufactured by compounding pharmacies, including compounded copies of ADX‑2191, that may be in violation of the federal Drug Quality and Security Act (DQSA) and other relevant provisions of the United States Federal Food, Drug, and Cosmetic Act (FDCA), are not produced and dispensed to patients.

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

Additionally, if any of our competitors’ products are approved and are unable to gain market acceptance for any reason, there could be a market perception that products such as reproxalap are not able to adequately meet an unmet medical need. If we or our partners, if any, are unable to demonstrate to physicians, hospitals, third-party payors, or patients that our products are better alternatives than competitive products or lack of intervention, we or our partners, if any, may not be able to gain market acceptance for our products at the levels we anticipate and our business may be materially harmed as a result.

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

Any of these factors may negatively affect our ability to generate revenue from sales of our product and our ability to achieve and maintain profitability, and as a consequence, our business may suffer. In addition, inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business.

Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

Market acceptance and sales of our product candidates will depend significantly on the availability of adequate insurance coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs will be reimbursed and establish reimbursement levels. The reimbursement levels may be significantly less than the currently anticipated pricing of our product candidates. As a result of negative trends in the general economy in the United States or other jurisdictions in which we may do business, government authorities or third-party payors may be unable to satisfy reimbursement obligations or may delay payment. Reimbursement by a third-party payor may depend upon a number of factors including the third-party payor’s determination that use of a product candidate is:

•
a covered benefit under its health plan;
•
safe, effective, and medically necessary;
•
appropriate for the specific patient;
•
cost-effective, including cost effectiveness relative to existing contracts with other pharmaceutical companies; and
•
neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product candidate from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical, and cost effectiveness data for the use of the applicable product candidate to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Further, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to commercialize certain of our product candidates profitably, or at all, even if approved. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to the United States healthcare system, including changes to the methods for, and amounts of, Medicare reimbursement. Many members of the United States Congress have attempted to repeal and replace the Patient Protection and Affordable Care Act (PPACA), but they have been unsuccessful in doing so as of the date of the filing of this report. We cannot predict the ultimate form or timing of any repeal or replacement of PPACA or the effect such repeal or replacement would have on our business. Regardless of the impact of repeal or replacement of PPACA on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. These reforms could significantly reduce payments from Medicare and Medicaid over the next ten years. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments, or the imposition of enrollment limitations on new providers, may change the availability, methods, and rates of reimbursements from Medicare, private insurers, and other third-party payers for our current and future product candidates, if any, for which we are able to obtain regulatory approval. Some of these changes and proposed changes could result in reduced reimbursement rates for such product candidates, if approved, which would adversely affect our business strategy, operations, and financial results.

As a result of legislative proposals and the trend toward managed health care in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. Payors may also refuse to provide coverage of approved product candidates for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for use of newly approved drugs, which in turn could lower drug pricing. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations, larger companies contracting with payors to diminish reimbursement for competitive products, and additional legislative proposals, in addition to country, regional, or local healthcare budget limitations.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our products.

The process of manufacturing our products is complex, highly regulated, and subject to several risks, including:

•
The manufacturing of compounds is extremely susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, and vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.
•
The manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures, or numerous other factors.
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

In order to conduct clinical trials, we will need to manufacture product candidates in large quantities. Quality issues may arise during scale-up activities. Our reliance on a limited number of Contract Manufacturing Organizations (CMOs), as well as the complexity of drug manufacturing and the difficulty of scaling a manufacturing process, could cause the delay of clinical trials, regulatory submissions, required approvals, or commercialization of our product candidates, and cause us to incur higher costs and prevent us from commercializing our product candidates successfully. Furthermore, if our CMOs fail to deliver the required commercial quality and quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement CMOs capable of production in a timely manner at a substantially equivalent cost, then testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. In addition, failure of CMOs to comply with regulatory and quality requirements could delay manufacturing or the review of our marketing applications.

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

Our success depends upon the quality of our products. Quality controls, assurance, and management plays an essential role in meeting customer requirements, preventing defects, improving our product candidates and services, and assuring the safety and efficacy of our product candidates. Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations, or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity and a loss of customer confidence in us or our future products, which may result in difficulty in successfully launching product candidates, and the loss of sales, which could have a material adverse effect on our business, financial condition, and results of operations.

If our competitors develop treatments for the target indications of our product candidates that are approved more quickly than ours, marketed more successfully, or demonstrated to be safer or more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of proliferative vitreoretinopathy and retinitis pigmentosa, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. Current pharmaceutical treatments that are used in the United States for dry eye disease include over the counter artificial tears, Restasis®, Xiidra®, Cequa®, Eysuvis®, Tyrvaya®, MieboTM, and Vevye®. In February 2022, the FDA approved the first generic version of Restasis®, which is now available for sale in the U.S. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and commercial and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Our future success depends on our or our partners’ ability to demonstrate and maintain a competitive advantage with respect to the design, development, and commercialization of reproxalap or our other product candidates. Immune-mediated and metabolic diseases may be treated with a variety drugs, some of which are generic. Our potential competitors may be developing novel therapies that may be safer or more effective than our product candidates.

If we are unable to enter into agreements with third parties to market, sell, and distribute our product candidates, we may be unable to generate any revenue.

We have no experience as a Company in the sale, marketing, or distribution of biopharmaceutical products. Although we currently plan to commercialize reproxalap through a collaboration with a third party, if reproxalap or any of our other product candidates ultimately receives regulatory approval and we remain responsible for the commercialization of such approved product, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop and maintain internal sales, distribution, and marketing capabilities, some of which will be committed prior to any confirmation that the applicable product candidates will be approved.

We may not be successful in entering into arrangements with third parties to market and sell our product candidates or may be unable to do so on terms that are acceptable to us. Any third party may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

Products receiving orphan designation in the EU may receive 10 years of orphan market exclusivity, which can be further extended by two years if pediatric studies have been conducted in accordance with an agreed pediatric investigational plan. Applications must first satisfy the orphan designation criteria and apply for orphan designation before making the application for marketing authorization. The applicant must then successfully maintain the orphan designation at the time of the marketing authorization application in order to qualify for 10 years of orphan market exclusivity. During this 10-year period, the competent authorities of the EU Member States and European Commission may not accept applications or grant marketing authorization for other similar medicinal products for the same orphan therapeutic indication. The protection afforded by orphan market exclusivity in the EU may, in some circumstances, be circumvented by competitor products which are demonstrated not to be "similar" or which are authorized for different therapeutic indications. There may be a risk that products may be prescribed "off‑label" for the orphan therapeutic indication by healthcare professions in some EU Member States.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including budget and funding levels; ability to hire and retain key personnel; shifting policy priorities as a result of changes in the U.S. presidential administration and political appointees tasked to oversee the agency; and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Disruptions at the FDA and other governmental agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our operating results and business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees from the FDA, SEC, and other government offices, halting critical activities. If a prolonged government shutdown occurs, it could significantly impact the FDA's ability to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business. Furthermore, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Due to the recent change in presidential administration, we face uncertainty regarding potential regulatory developments that may adversely affect our business.

We face uncertainty regarding the potential for changes in the regulatory environment following the change in presidential administration in January 2025. While many of the Trump administration's proposed policies appear to be focused on deregulation, the new administration and federal government could adopt legislation, regulation, or policy that adversely affects our business or creates a more challenging and costly environment to pursue the development and commercialization of our product candidates. For example, the federal government, including the HHS, and the FDA, may implement legislative, regulatory, or policy changes regarding the standards for approving new product candidates. Additionally, because one objective of the current Trump administration appears to be to decrease spending in the federal government, the FDA could face staff reductions, which could impact the FDA's ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how executive actions that may be taken under the current Trump administration may affect the FDA's ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA's ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing and commercializing our products abroad and may limit our ability to generate revenue from product sales.

We intend to market and commercialize our product candidates internationally. To market and sell our product candidates in jurisdictions outside the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals on a timely basis or non-compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs for us, and could delay or prevent the introduction of our product candidates in certain countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any jurisdiction, which would materially impair our ability to generate revenue.

The UK's exit from the EU continues to create political and economic uncertainty, particularly in the UK and the EU. The UK is now being treated as a "third country" by the EU and new UK legislation has taken effect. This means that some regulatory activities, such as batch testing and Qualified Person certification conducted in Great Britain is no longer recognized in the EU. However, the UK and EU have concluded a Trade and Cooperation Agreement (TCA), which has been approved by the UK Parliament, European Council and European Parliament and has limited the disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of cGMP inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as "retained EU law." By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence to the regulation of medicines (although divergence has appeared in some areas). However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market - adding an extra layer of regulatory complexity. As companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). The UK government is currently trying to renegotiate fundamental aspects of the NIP so this is an unpredictable area for companies in the near future. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree to a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see below). If we fail to comply with the regulatory requirements in international markets and thus receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our product candidates will be harmed, and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.

Risks Related to our Financial Position and Capital Requirements

We have incurred significant operating losses since inception, and we expect to incur significant losses over the next several years. We may never become profitable or, if achieved, be able to sustain profitability.

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the year ended December 31, 2024 and 2023 was approximately $55.9 million and $37.5 million, respectively. As of December 31, 2024, we had total stockholders’ equity of $71.0 million and an accumulated deficit of $450.1 million. Losses have resulted principally from costs incurred in our clinical trials and research and development programs, and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved and we do not enter into collaboration agreements with third parties, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as compared to prior periods as we prepare for commercializing of reproxalap alone or with others, if approved, and continue development of ADX‑2191, ADX‑248, ADX‑743, ADX‑631, ADX‑246, and other product candidates, and as a result of increased headcount, including management personnel to support our clinical, manufacturing, and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company, and increased insurance premiums, among other factors. We have in the past entered and may in the future enter into licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance, or other obligations on us.

Our expenses will also increase if and as we:

•
seek marketing approval for reproxalap and establish our sales, marketing and distribution capabilities for reproxalap in advance of and upon any such approval;
•
are unable to enter into a collaboration agreement with a suitable third party on acceptable terms for the commercialization of reproxalap;
•
conduct any necessary clinical trials and other development activities and/or seek marketing approvals for ADX‑2191, ADX‑248, ADX‑743, ADX‑631, ADX‑246, or any other product candidates;
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
•
hire additional clinical, quality control, scientific, manufacturing, commercial, and management personnel;
•
expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing, and commercialization efforts, and our operations as a public company;
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

•
manufacturing at commercial scale, marketing, selling, and distributing those products for which we obtain marketing approval;
•
entering into a collaboration agreement with a suitable third party on acceptable terms for the commercialization of reproxalap;
•
hiring and building a full commercial organization required for the marketing, selling, and distributing for those products which we obtain marketing approval and for which we are responsible for commercializing;
•
achieving an adequate level of market acceptance of and obtaining and maintaining coverage and adequate reimbursement from third‑party payors for any products we commercialize; and
•
obtaining, maintaining, and protecting our intellectual property rights.

We may never succeed in these activities and may never generate revenue that is sufficient to achieve profitability. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings, or continue our operations.

We will require substantial additional financing, and a failure to obtain the necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

The development and commercialization of biopharmaceutical products is capital intensive. We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we seek marketing approval and prepare for commercialization of reproxalap alone or with others, and continue the development of our product candidates through preclinical and clinical development, including multiple ongoing and planned clinical trials for our product candidates. We expect our expenses to increase in connection with our ongoing activities, particularly as we prepare for commercializing reproxalap, if approved, alone or with others, and we continue the research and development of, and, if successful, seek marketing approval for, our product candidates.

We currently plan to commercialize reproxalap through a collaboration with a third party. If we do obtain marketing approval for reproxalap and are not able to establish a suitable collaboration for the commercialization of reproxalap, or any other product candidate that we develop, we expect to incur significant additional commercialization expenses related to product sales, marketing, distribution and manufacturing. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce, or eliminate certain of our clinical development plans, research and development programs, or future commercialization efforts. In addition, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval, and commercialization of our product candidates for which we are responsible for commercialization. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings, or other sources. The amount and timing of any expenditure needed to implement our development and commercialization programs will depend on numerous factors, including:

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
•
the costs of commercialization activities for reproxalap if we receive marketing approval and if we are unable to enter into a collaboration agreement with a suitable third party on acceptable terms for the commercialization of reproxalap, and pre‑commercialization costs for reproxalap or any other product candidates incurred prior to receiving any such marketing approval, including the costs and timing of establishing product sales, marketing, distribution, and outsourced manufacturing capabilities;
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

If we raise additional funds through collaborations, strategic alliances, licensing arrangements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market on our own.

We may allocate our cash, cash equivalents, and marketable securities in ways that you or other stockholders may not approve.

Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities. Because of the number and variability of factors that will determine our use of our cash, cash equivalents, and marketable securities, the ultimate use of cash, cash equivalents, and marketable securities may vary substantially from the currently intended use. Our management might not apply our cash, cash equivalents, or marketable securities in ways that ultimately increase the value of your investment. We expect to use our cash, cash equivalents, and marketable securities to: fund our planned clinical trials of a number of product candidates; continue to fund the approval process for reproxalap, including conducting any additional clinical trials or other activities that the FDA may require for approval of reproxalap; develop other molecules that relate to immune-mediated disease; pursue regulatory approval for our product candidates; service our debt obligations; and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash, cash equivalents, or marketable securities in short-term investment-grade interest-bearing securities, which may not yield a favorable return to our stockholders. If we do not invest or apply our cash, cash equivalents, or marketable securities in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income or tax due. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through December 31, 2024, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

Governments may impose price controls, which may adversely affect our future profitability.

We intend to seek approval to market our product candidates in both the United States and in foreign jurisdictions. If we obtain approval to market our product candidates in the United States, we will be subject to the Inflation Reduction Act of 2022 (IRA), which, among other things, will allow Department of Health and Human Services (HHS) to negotiate the selling price of certain drugs and biologics that Centers for Medicare & Medicaid Services (CMS) reimburses under Medicare Part B and Part D. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some foreign countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In such countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. Furthermore, in some European countries, the authorities conduct a Health Technology Appraisal to assess the cost-effectiveness of the product, which may significantly impact effective access to the market. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to business disruptions such as earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health epidemics, regional or larger scale conflicts or geo-political actions, war or other military conflict (including an escalation of the conflicts in Ukraine and Israel and the surrounding areas), trade policies, sanctions, treaties and tariffs and other natural or man-made disasters or other business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition, and increase our costs and expenses. We rely on third-party manufacturers to produce reproxalap and our other product candidates. Our ability to obtain clinical and commercial supplies of reproxalap or our other product candidates could be disrupted, if the operations of suppliers are affected by business disruptions.

Global economic conditions may have an adverse effect on our business.

Financial instability or a general decline in economic conditions in the U.S. and other countries, caused by political instability, conflict, and economic challenges resulting from general health crises, has led to market disruptions, including significant volatility in commodity prices, credit and capital market instability, and supply chain interruptions. Such volatility, instability, and interruptions have contributed to record inflation globally and could adversely affect our operations. Increased inflation may result in higher operating costs (including labor costs), reduced liquidity, and limitations on our ability to access credit or raise capital on acceptable terms, if at all. Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with applicable classification and other requirements. However, changes in trade laws or policies, particularly increased trade restrictions, tariffs, or taxes on imports from countries where we manufacture products, such as Canada, China, and Mexico, could have a material adverse effect on our business and financial results. For example, in February 2025, the U.S. government imposed or threatened to impose new tariffs on imported products from Mexico, Canada, and China. The impact of tariffs depends on several factors, including the effective date and duration, potential changes in the amount, scope, and nature, any retaliatory actions taken by the affected countries, and any mitigating measures that may become available. Despite recent trade negotiations between the U.S. and the Mexican, Canadian, and Chinese governments, the uncertainty surrounding the scope and duration of new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China, or other countries, precludes the ability to accurately predict the long-term impact of tariffs. Consequently, we cannot assure that any strategies we implement to mitigate the effects of such tariffs or trade actions will be successful. In addition, the U.S. Federal Reserve has raised, and may continue to raise, interest rates in response to concerns about inflation. Inflation, combined with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten associated risks. Economic conditions and uncertainty regarding the broader macroeconomic environment are beyond our control and may make obtaining necessary debt or equity financing more difficult, costly, and dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, an economic downturn or a significant increase in expenses could necessitate additional financing under less favorable conditions, including unattractive interest rates or excessively dilutive terms for existing stockholders. Failure to secure necessary financing in a timely manner and on favorable terms could materially and adversely affect our stock price and force us to delay or abandon clinical development plans.

We maintain our cash at financial institutions, often in balances that exceed federally-insured limits. Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation (FDIC) insurance limits. Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about related events, have in the past and may in the future lead to market-wide liquidity problems. A failure of a depository institution to return these deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance. Concerns regarding the U.S. or international financial systems, including bank failures and bailouts, and the potential broader effects and potential systemic risk on the banking sector generally, may adversely affect our access to capital. Any decline in available funding or access to our cash and liquidity resources could, among other risks, limit our ability to meet our capital needs and fund future growth or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of such impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our business, financial condition, and results of operations.

If we engage in an acquisition, reorganization, or business combination, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

From time to time, we have entered into, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies, or products, or entering into a business combination with another company. Any acquisitions we undertake will likely be accompanied by business risks that could harm our business, results of operations, or financial condition, and that may include, among other things:

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
•
the impairment of relationships with our partners, consultants, or suppliers, or the relationships of acquired businesses; and
•
the potential loss of key employees of acquired businesses.

In January 2019, we acquired Helio Vision, Inc. and obtained the rights to ADX‑2191 for the treatment of proliferative vitreoretinopathy (the Helio Product Candidate). During the year ended December 31, 2024, we ceased development of the Helio Product Candidate for the prevention and/or treatment of proliferative vitreoretinopathy. As a result, subject to the terms and conditions of the Merger Agreement, the Helio Product Candidate and related intellectual property rights may revert to an entity designated by the representative of the former Helio stockholders.

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

As of December 31, 2024, we had only 9 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

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

There is no guarantee that CROs, investigators, or other third parties on which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any third party fails to meet expected deadlines, fails to adhere to our clinical protocols, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed, or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time, and may receive cash or equity compensation in connection with such services. Any worsening of the global business and economic environment may have the effect of heightening or exacerbating risks associated with third parties.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants, and collaborators are vulnerable to damage from computer viruses; unauthorized access; natural disasters; terrorism; war or other military conflict; including as a result of the continued hostilities in Ukraine and Israel and the surrounding areas; and telecommunication and electrical failures. While to our knowledge we have not experienced any such material system failure, accident, or security breach to date, such an event could cause interruptions in our operations, and could result in a material disruption of our development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information, or other personal information, or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets, or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. Security risks may be heightened as a result of remote working arrangements. In addition, due to the political uncertainty involving the continued hostilities in Ukraine and Israel and the surrounding areas, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Any of these events or circumstances could materially adversely affect our business, financial condition, and operating results.

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

Composition-of-matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. While we have issued composition-of-matter patents in the United States and other countries for reproxalap, and other product candidates, we cannot be certain that the claims in our patent applications covering composition-of-matter of early stage candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued composition-of-matter patents will not be found invalid or unenforceable if challenged. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe competitive products off‑label. Although off‑label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute. In addition, there are possibly treatment compositions and methods that we have not conceived of or attempted to patent, and other parties may discover and patent approaches and compositions that are similar to or different from ours.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. Intellectual property risks and uncertainties include the following:

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

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of reproxalap or our other product candidates. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

We are a party to technology licenses, including an in-license agreement for ADX‑2191, and we may enter into additional licenses in the future. Such licenses do, and may in the future, impose commercial, contingent payment, royalty, insurance, indemnification, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we could lose valuable rights under our collaboration agreements and our ability to develop product candidates could be impaired. Additionally, should such a license agreement be terminated for any reason, there may be a limited number of replacement licensors, and a significant amount of time may be required to transition to a replacement licensor.

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

On January 28, 2019, we acquired Helio and thereby acquired rights to develop ADX‑2191 for the treatment of proliferative vitreoretinopathy (the Helio Product Candidate) pursuant to the Merger Agreement. We agreed to use commercially reasonably efforts to develop and obtain regulatory approval for the Helio Product Candidate. During the year ended December 31, 2024, we deprioritized and subsequently ceased development of the Helio Product Candidate for the prevention and/or treatment of proliferative vitreoretinopathy due to the requirement from the FDA to run clinical trials that we did not deem to be feasible. As a result of our ceasing development of the Helio Product Candidate for the treatment of proliferative vitreoretinopathy, subject to the terms and conditions of the Merger Agreement, our rights to develop the Helio Product Candidate and related intellectual property rights may revert to an entity designated by the representative of the former Helio stockholders.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest, and our business may be adversely affected. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic, or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources, and could adversely impact our financial condition or results of operations.

Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity. Therefore, obtaining and enforcing biotechnology patents is costly, time consuming, and inherently uncertain. In addition, Congress may pass patent reform legislation. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available or weakening the rights of patent owners. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, there is also increasing uncertainty with respect to the value of patents, once obtained. Depending on decisions by the United States Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents, or to enforce our existing patents and patents we might obtain in the future.

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

Social media is increasingly being used to communicate about our product candidates and clinical development programs, and we may intend to utilize appropriate social media in connection with our commercialization efforts following approval of any product candidates. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. In addition, our employees or third parties with whom we contract or may contract, such as CROs, may knowingly or inadvertently make use of social media in ways that may not comply with legal or contractual requirements, which may give rise to liability and lead to the loss of trade secrets or other intellectual property. Additionally, such use of social media by our employees or third parties with whom we contract or may contract may result in public exposure of personal information of our employees, clinical trial patients, and others, or exposure of information regarding product candidates or clinical trials, which could result in litigation related to off‑label marketing or other prohibited activities. For example, clinical trial patients may use social media channels to comment on experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations, or that we may not be able to defend our business in the face of the political and market pressures generated by social media due to restrictions on what we may say about any product candidate.

There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. Furthermore, negative posts or comments about us or any of our product candidates on social media could seriously damage our reputation, brand image, or goodwill. As a result of inappropriate, negative, or sensitive information disclosed about us on social media, we could face regulatory sanctions, incur liability, or other harm to our business.

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

Our future performance will depend, in part, on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate newly hired individuals and create effective working relationships with other members of management could result in inefficiencies in the development and commercialization of our product candidates, adversely affecting future regulatory approvals, sales of our product candidates, and results of our operations.

In order to commercialize the product candidates not subject to existing partnership agreements, we will need to substantially grow the size of our organization. We may encounter difficulties in managing our growth and expanding our operations successfully.

As of December 31, 2024, we only had 9 full-time employees. We currently plan to commercialize reproxalap through a collaboration with AbbVie, should AbbVie choose to exercise the option. However, if AbbVie elects not to exercise the Option, we may need to grow our organization to continue development and pursue the potential commercialization of reproxalap, either alone or with another third party. In addition, we expect that we will need to grow our organization to continue development and pursue the potential commercialization of our other product candidates, as well as function as a public company. As we seek to advance reproxalap, alone or with others, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively, and hire, train, and integrate additional clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to identify, recruit, or integrate additional personnel, and our failure to do so could prevent us from successfully growing our company.

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

Changes in United States social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. Concerns over economic recession, elevated interest rates and inflation, tariffs, supply chain delays and disruptions, priorities of the U.S. presidential administration and related changes in laws, regulations or policies, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Recent and upcoming presidential and congressional elections in the United States could also result in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy that may impact the biopharmaceutical industry in the United States. Any such impacts may have a negative impact on the United States economies and on our business, financial condition, and results of operations. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, continued hostilities in Ukraine and Israel and the surrounding areas could lead to disruption, instability, and volatility in global markets and industries. The U.S. government and other governments and jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the Society for Worldwide Interbank Financial Telecommunication payment (SWIFT) system, and have threatened additional sanctions and controls. The impact of sanctions, control, and other measures, as well as potential responses by Russia, is unknown.

Any changes related to political, economic, legal, and social factors could adversely affect any business operations that we conduct outside the United States.

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

In the ordinary course of our business, we and our current or future third-party collaborators, service providers, contractors, and consultants collect, store, and transmit sensitive data, including legally protected health information, personal data (also referred to as personal information or personally identifiable information under certain data privacy laws) about patients and employees, intellectual property, and our proprietary business and financial information (collectively, sensitive information). We manage and maintain data, including sensitive information, utilizing a combination of on-site systems, managed data center systems, and cloud-based data center systems. We face a number of risks related to our protection of, and our third-party collaborators’, service providers’, contractors’, and consultants’ protection of, sensitive information, including loss of access, inappropriate disclosure and inappropriate or unauthorized access, as well as risks associated with our ability to identify and audit such events.

The secure processing, storage, maintenance, and transmission of sensitive information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and those of our third-party collaborators, service providers, contractors, and consultants, may be vulnerable to breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war, and telecommunications and electrical failures, as well as from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information) or viruses, or may be otherwise breached due to employee or third-party error, malfeasance, or other activities. Additionally, the development and implementation of AI technologies may further increase our exposure to or exacerbate the risks of cyberattacks or other security incidents, particularly where such technologies are exploited by third parties to breach our or other parties’ systems, including when such technologies are used to target our employees or impersonate members of senior management in order to gain unauthorized access to our systems. Risks associated with AI, security breaches, cyberattacks, loss of data, and other disruptions impacting our information technology systems may be heightened as a result of remote working arrangements.

While we are not aware of any such attack, breach, or system failure, we cannot guarantee that our data protection efforts and our investment in information technology, or those of our third-party collaborators, service providers, contractors, and consultants will prevent significant breakdowns, data leakages, and breaches in the relevant systems or other cyber incidents. If such event were to occur and cause interruptions in our operations, our networks could be compromised and the sensitive information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such unauthorized access, or disclosure, other loss of information, or the perception that inappropriate access, disclosure, or loss of information has occurred, could result in legal claims or proceedings, liability under federal, state, and international laws that protect the privacy of personal data, including but not limited to private lawsuits or class actions under the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2020 (CPRA), and regulatory penalties, which could result in significant legal or financial exposure. In addition, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal data, which is a broader class of information than the health information protected by the Health Insurance Portability and Accountability Act (HIPAA). Unauthorized access, loss, or dissemination of sensitive information could also disrupt our ability to conduct research and development activities; collect, process, and prepare company financial information; provide information about our product candidates and other patient and physician education or outreach efforts through our website; manage the administrative aspects of our business; or prevent damage to our reputation, any of which could adversely affect our business.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, significant fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.

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

Developments in Europe have created compliance uncertainty regarding the processing of personal data from Europe. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR), and the Swiss Federal Act on Data Protection extend the geographical scope of European data protection laws to non-European entities and impose strict requirements for processing personal data. For example, under the EU GDPR and/or the UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million, whichever is higher, for the most serious infringements, exposing us to two parallel sets of regulations, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Further, individuals or consumer protection organizations authorized at law to represent their interests may initiate litigation related to the processing of personal data.

In the ordinary course of our business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. The EU GDPR and UK GDPR prohibit the transfer of personal data to countries outside of the EEA, or the UK including the United States, that have not been deemed adequate by the European Commission or by the UK data protection regulator, respectively. Switzerland has adopted similar restrictions. Although there are legal mechanisms that allow for the transfer of personal data from the EEA, UK, and Switzerland to the United States, such mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. For example, legal developments in the EU have created complexity and uncertainty regarding such transfers and data protection authorities from the different EU Member States may interpret the EU GDPR differently. Additionally, guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Transfer mechanisms have also been subject to various legal challenges. In particular, on July 16, 2020, the Court of Justice of the European Union, in the case of Data Protection Commissioner v. Facebook Ireland Limited, Maximillian Schrems (Case C-311/18) (Schrems II), invalidated the EU-U.S. Privacy Shield Program for transfers of personal data from the EU to the U.S., and added further uncertainty and complexity to the use of standard contractual clauses as a compliance mechanism for transfers of personal data outside the EU.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on our pricing and reimbursement for any FDA approved product.

Healthcare reform measures that may be adopted in the future may result in reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure pricing and reimbursement for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the HHS, the Department of Labor, and the Treasury.

Drug pricing reduction and transparency initiatives recently culminated in the enactment of the IRA, in August 2022, which, among other things, will allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price representing a significant discount from average prices to wholesalers and direct purchasers. The law will also, beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions will take effect progressively starting in 2023. Several manufacturers and industry groups have challenged the drug price negotiation program for Medicare Parts B and D in federal court. These lawsuits are ongoing, and additional lawsuits may be filed in the future related to provisions of the IRA. It is unknown whether such litigation or other litigation, if brought, will be successful, or whether there will be future changes to the IRA. Moreover, the recent change in presidential administration in the U.S. may introduce additional unpredictability regarding the future of the IRA. Thus, although it is unclear how the IRA will be implemented, the IRA will likely have a significant impact on our business and the pharmaceutical industry as a whole.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including legislation and regulations regarding price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, legislative action designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in prescription drug and other health care programs. Such measures could reduce the ultimate demand for our products, if approved, or reduce our pricing and reimbursement.

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

Applicable U.S. federal and state healthcare laws and regulations include the following:

•
the federal Anti-Kickback Statute, a criminal law, which prohibits, among other things, persons and entities from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, in cash or in kind, to induce or reward purchasing, leasing, ordering, or arranging for, referring, or recommending the purchase, lease, or order of any good or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the federal Anti-Kickback Statute can result in significant civil monetary penalties and criminal fines, as well as imprisonment and exclusion from participation in federal healthcare programs;
•
the federal civil False Claims Act, which may be enforced through civil whistleblower or qui tam actions and imposes significant civil penalties, treble damages, and potential exclusion from federal healthcare programs against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or for making a false record or statement material to an obligation to pay the federal government or for knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Further, a violation of the federal Anti-Kickback Statute can serve as a basis for liability under the federal civil False Claims Act. The federal Criminal False Claims Act, which is similar to the federal Civil False Claims Act, imposes criminal liability on individuals or entities that make or present a false, fictitious, or fraudulent claim to the federal government;
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
•
HIPAA, as amended by HITECH, and implementing regulations, which also impose obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;
•
the FDCA which, among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off‑label use or misbranding or adulterating products, and regulates the distribution of samples;
•
federal and state laws that require pharmaceutical manufacturers to report certain calculated product pricing metrics to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of product coverage and reimbursement under federal healthcare programs;
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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties; damages; fines; imprisonment; exclusion of product candidates from government-funded healthcare programs, such as Medicare and Medicaid; disgorgement; contractual damages; reputational harm; diminished profits and future earnings; and the curtailment or restructuring of our operations. Physicians or other healthcare providers or entities with whom we expect to do business found not to be in compliance with applicable law mays also be subject to criminal, civil, or administrative sanctions, including exclusions from government-funded healthcare programs. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations, such risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause us to incur significant legal expenses and divert management’s attention from the operation of the business, even if such action is successfully defended.

Providing benefits or advantages to induce or reward improper performance generally to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance is governed by the national anti-bribery laws of EU Member States, and in respect of the U.K., the Bribery Act 2010. Infringement of these laws may result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, provides that, where medicinal products are being promoted to healthcare professionals, no gifts, pecuniary advantages, or benefits in kind may be supplied, offered or promised to such individuals unless such gifts or benefits are inexpensive and relevant to the practice of medicine or pharmacy. This provision was transposed into the Human Medicines Regulations 2012 and as such remains applicable in the UK.

Payments made to physicians in certain EU Member States must be publicly disclosed. In addition, agreements with healthcare professionals must often be the subject of prior notification and approval by the healthcare professional’s employer, his or her competent professional organization, and/or the regulatory authorities of individual EU Member States. Specific requirements are set out in national laws, industry codes, or professional codes of conduct, applicable in the EU Member States and in the UK. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

If we market products in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws, including false claim statutes and anti-kickback statutes, have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. Because of the breadth of fraud and abuse laws and the narrowness of the safe harbors, some of our business activities could be subject to challenge under one or more of these laws.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce, or in return for, purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The anti-kickback statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers, and formula managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Over the past few years, several pharmaceutical and other healthcare companies have been prosecuted under fraud and abuse laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants, and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off‑label promotion that caused claims to be submitted to Medicaid for non-covered, off‑label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

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

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations govern a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. While we have adopted a code of conduct and implemented other internal controls applicable to all our employees, it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective. Additionally, we are subject to the risk that a person could allege fraud or other misconduct, even if none occurred. Any such actions instituted against us, assuming we are not successful in defending ourselves or asserting our rights, could have a significant impact on our business or cause reputational harm, including the imposition of civil, criminal and administrative penalties, and damages; possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs; and diminished profits and future earnings.

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

We are subject to litigation risks.

From time to time, we may become involved in various litigation matters and claims, including regulatory proceedings, administrative proceedings, governmental investigations, and contract disputes. We may face potential claims or liability for, among other things, breach of contract, defamation, libel, fraud, or negligence. We may also face employment-related litigation, including claims of age discrimination; sexual harassment; gender discrimination; immigration violations; or other local, state, and federal labor law violations. Because of the uncertain nature of litigation and insurance coverage decisions, the outcome of such actions and proceedings cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price of our securities. In addition, legal fees and costs associated with prosecuting and defending litigation matters could have a material adverse effect on our business, financial condition, results of operations, and the trading price of our securities.

We are, and could in the future be, subject to securities class action litigation.

In the past, securities class action litigation has often been brought against companies, including us, following a decline in the market price of its securities. The risk of securities class action litigation is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. Such litigation could cause us to incur substantial costs and a diversion of management’s attention and resources, which could harm our business. For further information about specific litigation and proceedings, see the section titled “Legal Proceedings” contained in Part II, Item 1, and Note 14 of our Notes to Consolidated Financial Statements (unaudited) of this annual report on Form 10-K.

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

U.S. federal and state income tax reform could adversely affect us.

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

Risks Related to Our Common Stock

In the absence of an active trading market for our common stock, investors may not be able to resell their shares at or above the price at which the shares were purchased.

In the absence of an active trading market for our common stock, investors may not be able to sell common stock at or above the price paid. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could harm our business.

The trading price of the shares of our common stock has been and is likely to continue to be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and will likely continue to be volatile for the foreseeable future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of volatility, investors may not be able to sell common stock at or above the price paid. The market price for our common stock may be influenced by many factors, including:

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

Concerns over economic recession, elevated interest rates and inflation, adverse developments affecting financial services industry, supply chain delays and disruptions, priorities of the U.S. presidential administration and related changes in laws, regulations, and policies, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the continued hostilities in Ukraine and Israel and the surrounding areas, could lead to disruption, instability, and volatility in global markets and industries. In connection with the hostilities between Russia and Ukraine, the U.S. government and other governments and jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of such measures, as well as potential responses to them by Russia, is unknown.

In addition, in the past, stockholders have initiated class action lawsuits against biotechnology and pharmaceutical companies following periods of volatility in stock market prices. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2024, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 39% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. Concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling shares.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To continue to comply with the requirements of being a reporting company under the Exchange Act, we will be required to continue to upgrade and maintain our systems including information technology; implement and maintain additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. Furthermore, we rely on third-parties, including software and system providers, for ensuring our reporting obligations and effective internal controls, and to the extent these third parties fail to provide adequate service including as a result of any inability to scale to handle our growth and the imposition of increased reporting and internal controls and procedures, we could incur material costs for upgrading or switching systems and our business could be materially affected.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. If one or more analysts downgrade our stock or publish unfavorable research or reports about our business, our stock price would likely decline. If one or more analysts cease to cover us or fail to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation, or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Exceptions to the Delaware forum include claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or our directors, officers, or other employees, and may discourage stockholder and related lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings, and it is possible that a court could find such provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

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
•
perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations, or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•
individuals elected to our board of directors may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

The actions of activist shareholders could cause our stock price to experience periods of volatility.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

All companies utilizing technology are subject to threats of breaches of cybersecurity. To mitigate the threat to our business and address regulatory requirements, we take a comprehensive approach to cybersecurity risk management and have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We continue to make proactive and strategic investments to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are imbedded into our overall risk management governance and are reviewed at least annually by the Audit Committee of our board of directors.

Risk Management and Strategy

We have implemented a set of comprehensive cybersecurity and data protection policies and procedures. Our employees and contractors receive regular cybersecurity awareness trainings, including specific topics related to social engineering and email fraud. We have engaged consultants with significant expertise and certifications in cybersecurity related to our industry. For continuous cybersecurity monitoring across our information technology environment, we have invested in advanced technologies that are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.

Our information security policy is based on recognized industry standards and cover areas such as risk management, data backup, and data recovery. We engage consultants and IT managed service providers (IT MSP), to help us design and implement our cybersecurity policies and procedures. IT MSP assist us with monitoring security threats and vulnerabilities and responding to identified cybersecurity incidents, including prompt escalation and timely communication of major security incidents to senior business leadership and the Audit Committee. We conduct cybersecurity penetration testing as warranted to identify and remediate cybersecurity gaps.

Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our current IT consultants and IT MSP, who report to our Chief Development Officer.

We evaluate each third-party service provider to verify the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures, and to promptly report any suspected breach of security measures that may affect the Company.

Governance

Our Board of Directors and Audit Committee are responsible for overseeing our cybersecurity risk management and strategy.

Our Chief Development Officer periodically meets with our IT consultants and IT MSP about ongoing compliance and risk management, and our Chief Executive Officer provides periodic briefings to the Audit Committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.

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

ITEM 2. PROPERTIES

Our offices are located in Lexington, Massachusetts. As of December 31, 2024, we lease approximately 9,351 square feet of office space pursuant to a lease that expires in December 2025, with the option to extend through December 2026. Management believes that this office space is suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the lease, additional or alternative space will be available at commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On July 31, 2023, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against us and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). On January 2, 2024, the lead plaintiff filed an amended complaint. The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning (i) the NDA for and the prospects of ADX‑2191 for the treatment of primary vitreoretinal lymphoma and (ii) the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired our securities between January 7, 2021, and October 16, 2023, as well as attorneys’ fees and costs. On March 4, 2024, defendants filed a motion to dismiss the amended complaint, which was fully briefed as of May 20, 2024. Oral argument on the motion to dismiss was heard on July 24, 2024. We dispute the plaintiffs' claims and intend to vigorously defend the suit. At this time, we cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

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

Holders of Record

As of December 31, 2024, there were 18 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a biotechnology company devoted to discovering and developing innovative therapies designed to treat immune-mediated and metabolic diseases. Our approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. Our late-stage product candidates are reproxalap, a RASP modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX‑2191, a novel formulation of intravitreal methotrexate for the potential treatment of retinitis pigmentosa. Our preclinical RASP platform includes ADX‑248, ADX‑743, ADX‑631, ADX‑246, and other product candidates in development for inflammatory and metabolic diseases.

Since our incorporation, we have devoted substantially all of our resources to the preclinical and clinical development of our product candidates. Our ability to generate revenue largely depends upon our ability, alone or with others, to complete development of our product candidates to obtain regulatory approvals for and to manufacture, market, and sell our product candidates. The results of our operations will vary significantly from year-to-year and quarter-to-quarter, and depend on a number of factors, including risks related to our business and industry, risks relating to intellectual property and other legal matters, risks related to our common stock, and other risks that are detailed in the section of this annual report on Form 10-K entitled “Risk Factors".

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been funded as of September 30, 2024. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. In December 2022, the Hercules Credit Facility was amended to, among other things, (i) extend the expiration of the period in which interest-only payments on borrowings from May 1, 2023 to May 1, 2024; (ii) extend the Maturity Date from October 1, 2023 to October 1, 2024; and (iii) extend the availability of the $20.0 million draw-down from May 2023 to May 2024, subject to the satisfaction of certain conditions contained therein. In April 2024, the Hercules Credit Facility was amended to, among other things, extend the expiration of the period in which interest-only payments on borrowings under the Hercules Credit Facility were to be made from May 1, 2024 to October 1, 2024. In September 2024, the Hercules Credit Facility was amended to, among other things, (i) extend the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from October 1, 2024 to April 1, 2026; (ii) extend the Maturity Date from October 1, 2024 to April 1, 2026; and (iii) amend the term loan interest rate to be the greater of (a) the Prime Rate (as defined in the Hercules Credit Facility) plus 3.10%, or (b) 11.10%. The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the consolidated financial statements contained in this annual report on Form 10-K. As of December 31, 2024, $15.0 million was outstanding under the Hercules Credit Facility, and no amounts remained available for borrowing.

In August 2024, we entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. No sales had been made pursuant to the 2024 Jefferies Sales Agreement as of December 31, 2024.

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

Our Agreement with AbbVie

On October 31, 2023 (the Option Agreement Effective Date), we entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid us a non-refundable payment of $1.0 million in consideration of the Option (the Option Payment).

On December 21, 2023, pursuant to the Option Agreement, AbbVie extended the period during which it may exercise the Option (the Exercise Period Extension) by paying us a non-refundable payment of $5.0 million (the Option Extension Fee). If the Collaboration Agreement is entered into, the Option Payment and the Option Extension Fee will be credited against the upfront cash payment payable by AbbVie.

On November 15, 2024, we entered into the Expansion Side Letter (the Expansion Letter) with AbbVie, which amended certain terms of the Option Agreement. The Expansion Letter makes certain changes to the Option Agreement, among other things, providing that we will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the Option and entry into the Collaboration Agreement, such that 60% of our allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the Option and we do not execute the Collaboration Agreement, we will remain solely responsible for such launch activities costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the Option Agreement) was further modified to ten (10) business days following the date, if any, that we receive approval from the U.S. Food and Drug Administration of the new drug application (NDA) for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide us notice in case AbbVie determines that it will not exercise the Option.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, we would be eligible to receive up to approximately $300 million in regulatory, and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of February 28, 2025, AbbVie has not exercised the Option.

Our Agreement with MEEI

We previously developed ADX‑2191 for the treatment of proliferative vitreoretinopathy pursuant to an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (MEEI), originally entered into in

July 2016 between MEEI and Helio Vision, Inc. (Helio), as amended, (the MEEI Agreement). We assumed the MEEI Agreement in connection with our 2019 acquisition of Helio.

Pursuant to the MEEI Agreement, we obtained an exclusive, worldwide license from MEEI to develop and commercialize ADX‑2191 under certain patents and patent applications, in addition to other licenses to intellectual property (the MEEI Patent Rights). We have agreed to use our commercially reasonable efforts to develop ADX‑2191 and to meet certain specified effort and achievement benchmarks by certain dates.

In consideration for the rights licensed under the MEEI Agreement, Helio issued MEEI a number of shares of its preferred stock and Helio agreed, during the term of the MEEI Agreement, to pay non-creditable non-refundable license maintenance fees to MEEI of $15,000 on each of the second and third anniversary of the MEEI Agreement, $25,000 on each of the fourth and fifth anniversary of the MEEI Agreement and $35,000 on the sixth and each subsequent anniversary of the MEEI Agreement. In addition, Helio was obligated to make future sales-dependent milestone payments to MEEI of up to the low seven figures in the aggregate, as well as royalty payments to MEEI at a rate which, as a percentage of net sales, is in the low single digits for products that incorporate or use the MEEI Patent Rights. Helio is also obligated under the MEEI Agreement to pay MEEI a percentage of certain sublicense revenue at a percentage rate that descends from low-double digits to mid-single digits based on the date of the sublicense. Following our acquisition of Helio, we became obligated to make any future payments previously owed by Helio under the MEEI Agreement. There is no additional equity consideration issuable under the MEEI Agreement.

The MEEI Agreement will remain in effect until the expiration date of the last to expire patent licensed under the MEEI Agreement. We may terminate the MEEI Agreement with timely written notice to MEEI. MEEI has the right to terminate the MEEI Agreement, subject to certain specified cure periods, in the event of our insolvency or bankruptcy or if we cease all business operations with respect to licensed products, fail to pay amounts due under the MEEI Agreement, fail to comply with certain due diligence obligations, do not maintain specific levels of insurance, one of our officers is convicted of a felony relating to the manufacture, use, sale or importation of licensed products, or we materially breach any provisions of the MEEI Agreement or in the event of our insolvency or bankruptcy.

In the event of an early termination of the MEEI Agreement, all rights licensed and developed by us under the MEEI Agreement will revert to MEEI. We have agreed to indemnify MEEI for certain claims that may arise under the MEEI Agreement.

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

Research and Development Expenses

We expense all of our research and development expenses as incurred. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense until incurred. Research and development expenses primarily include:

•
non-clinical development, preclinical research, and clinical trial and regulatory-related costs;

•
expenses incurred under agreements with sites and consultants that conduct our clinical trials; and
•
employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense.

Substantially all of our research and development expenses to date have been incurred in connection with reproxalap and ADX‑2191, as well as proof of concept trials with ADX‑629. We expect our research and development expenses to increase for the foreseeable future as we advance other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates.

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

General and Administrative Expenses

Our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees during the years ended December 31, 2024 and 2023. Other general and administrative expenses include insurance premiums; consulting including pre-commercial costs;

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the year ended December 31, 2024, comprehensive loss is equal to our net loss of $55.9 million and our net unrealized gain on marketable securities of approximately $0.1 million. For the year ended December 31, 2023, comprehensive loss is equal to our net loss of $37.5 million and $0.1 million of losses on marketable securities reclassified to net loss.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reported periods. We evaluate estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this annual report on Form 10-K, we believe that the following accounting estimates are the most critical in order to fully understand and evaluate our financial condition and results of operations.

Accrued and Deferred Research and Development Expenses

As part of the process of preparing financial statements, we are required to estimate our accrual for and any remaining deferred balances pertaining to our research and development expenses. Our estimates involve the following:

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

Other Information

Net Operating Loss Carryforwards

As of December 31, 2024, we had federal and state income tax net operating loss (NOL) carryforwards of approximately $272.0 million and $262.9 million, respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards will expire at various dates through 2044. Federal NOLs generated during the years ended December 31, 2018 and thereafter will carry forward indefinitely. As of December 31, 2024, we had federal and state research and development tax credit carryforwards of approximately $12.1 million and $2.8 million, respectively, which will expire at various dates through 2044. Additionally, as of December 31, 2024, we had a federal orphan drug tax credit carryforward of approximately $2.4 million which expires at various dates throughout 2044.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets (tax attributes) to offset future taxable income or tax due. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021 that four ownership changes occurred since inception. Management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through December 31, 2024, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations.

Recent Accounting Pronouncements

Recent accounting pronouncements that may be applicable to us are described in Note 2 to our Consolidated Financial Statements included herein.

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

Comparison of Years Ended December 31, 2024 and 2023

	Years ended December 31,		Increase (Decrease)
	2024	2023	Amount	Percent

Research and development	$48,224,793	$29,458,719	$18,766,074	63.7%
General and administrative	11,892,239	13,335,364	(1,443,125)	(10.8%)
Loss from operations	(60,117,032)	(42,794,083)	(17,322,949)	40.5%
Other income (expense):
Interest income	6,191,829	7,323,008	(1,131,179)	(15.4%)
Interest expense	(1,926,241)	(2,071,435)	145,194	(7.0%)
Total other income, net	4,265,588	5,251,573	(985,985)	(18.8%)
Net loss	$(55,851,444)	$(37,542,510)	$(18,308,934)	48.8%

Net Loss. Net loss for the years ended December 31, 2024 and 2023 was approximately $55.9 million and $37.5 million, respectively. As of December 31, 2024, we had total stockholders’ equity of $71.0 million. Losses have resulted primarily from costs incurred in our clinical trials, drug manufacturing costs, and other research and development programs, and from our general and administrative expenses.

Research and Development Expenses. Research and development expenses were $48.2 million for the year ended December 31, 2024 compared to $29.5 million for the same period in 2023. The increase of $18.7 million is primarily related to an increase in $10.1 million in external clinical development costs, $8.3 million in drug product manufacturing costs, and $1.2 million in personnel costs, partially offset by an decrease in $0.6 million in external preclinical development costs and $0.3 million in consulting expenditures.

For the year ended December 31, 2024, approximately 48% of the total research and development expenses related to the advancement of late-stage product candidates. Of the total late-stage product candidate spend during the year ended December 31, 2024, approximately 45% was attributable to reproxalap and 3% to ADX‑2191. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results is a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and Administrative Expenses. General and administrative expenses were $11.9 million for the year ended December 31, 2024, compared to $13.3 million for the year ended December 31, 2023. The decrease of approximately $1.4 million is primarily related to decreases in consulting and legal expenditures.

Other Income (Expense). Total other income (expense), net, was approximately $4.3 million and $5.3 million for the year ended December 31, 2024 and 2023, respectively, was principally due to a decrease in interest income as a result of decreased interest rates on our investments.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At December 31, 2024, we had total stockholders’ equity of approximately $71.0 million and cash, cash equivalents, and marketable securities of $101.2 million. During the year ended December 31, 2024, we had net loss of approximately $55.9 million. We expect to generate operating losses for the foreseeable future.

In August 2024, we entered into the 2024 Jefferies Sales Agreement under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of December 31, 2024, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

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

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. As of December 31, 2024, $15.0 million was outstanding under the Hercules Credit Facility and no amounts remained available for borrowing.

On October 31, 2023 (the Option Agreement Effective Date), we entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid us a non-refundable payment of $1.0 million in consideration of the Option (the Option Payment).

On December 21, 2023, pursuant to the Option Agreement, AbbVie extended the period during which it may exercise the Option (the Exercise Period Extension) by paying us a non-refundable payment of $5.0 million (the Option Extension Fee). If the Collaboration Agreement is entered into, the Option Payment and the Option Extension Fee will be credited against the upfront cash payment payable by AbbVie.

On November 15, 2024, we entered into the Expansion Side Letter (the Expansion Letter) with AbbVie, which amended certain terms of the Option Agreement. The Expansion Letter makes certain changes to the Option Agreement, among other things, providing that we will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the Option and entry into the Collaboration Agreement, such that 60% of our allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the Option and we do not execute the Collaboration Agreement, we will remain solely responsible for such launch activities costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the Option Agreement) was further modified to ten (10) business days following the date, if any, that we receive approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide us notice in case AbbVie determines that it will not exercise the Option.

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

Based on our current operating plan, we believe that our cash and cash equivalents, as of December 31, 2024, will be sufficient to fund our currently projected operating expenses and debt obligations into 2027, including continued early and late-stage development of our product candidates in ocular and systemic immune-mediated and metabolic diseases. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization (as applicable) of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities and regulatory activities, commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap, and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices may be much more favorable to the new investors than the terms obtained by our existing stockholders. Subsequent financings also may significantly dilute the ownership of our existing stockholders. We are in a period of economic uncertainty, inflation, and capital markets disruption, which has been significantly impacted by adverse developments affecting the financial services industry, geopolitical instability due to, among other things, the continued hostilities between Russia and Ukraine and Hamas’ attack against Israel and the ensuing conflict. In addition, the disruption in the capital markets could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities, which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

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

Cash Flows. The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(43,208,747)	$(30,326,128)
Net cash (used in) provided by investing activities	(44,915,755)	30,000,000
Net cash used in financing activities	(171,422)	(1,270,220)
Net decrease in cash and cash equivalents	$(88,295,924)	$(1,596,348)

Operating Activities. Net cash used in operating activities was $43.2 million in 2024, compared to net cash used in operating activities of $30.3 million in 2023. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for 2024 as compared to 2023 was primarily due to increases in research and development activities, increases in accrued expenses due to the amount and timing of payments for research and development activities, and increases in prepayments, due to changes in working capital needs.

Investing Activities. Net cash used in investing activities in 2024 was $44.9 million compared to net cash provided by investing activities in 2023 of $30.0 million. Net cash used in investing activities related to purchases of marketable securities in 2024. Net cash provided by investing activities primarily related to maturities of marketable securities in 2023.

Financing Activities. Net cash used in financing activities was $0.2 million for the year ended December 31, 2024 and consisted of offering costs offset by stock purchases under the employee stock purchase plan. Net cash used in financing activities of $1.3 million for year ended 2023 consisted of stock withheld for tax obligations on option settlement proceeds and repayment of the end of term fee on our long-term debt, offset by proceeds from stock option exercises and stock purchases under the employee stock purchase plan.

Off-Balance Sheet Arrangements. Through December 31, 2024, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are allowed to comply with the disclosure obligations applicable to a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, with respect to this Annual Report on Form 10-K, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is contained on pages 109 through 135 of this annual report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including our Chief Executive Officer and our Head of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified by the United States Securities and Exchange Commission. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Head of Finance, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this annual report on Form 10-K. In the course of the control evaluations, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. Evaluation of controls is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and our Head of Finance, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goal of our evaluation activities is to monitor our disclosure controls and to modify controls as necessary. We intend to maintain our disclosure controls as dynamic processes and procedures that we adjust as circumstances merit.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Head of Finance), as of the end of the period covered by this report, our Chief Executive Officer and our Head of Finance have concluded that our disclosure controls and procedures were effective.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on the assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we qualified as a “smaller reporting company and non-accelerated filer.”

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the three months ended December 31, 2024, neither we nor any of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2024 (Proxy Statement), and is incorporated in this annual report on Form 10-K by reference.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information as of December 31, 2024, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2023 Equity Incentive Plan (2023 Equity Plan), 2013 Equity Incentive Plan (Amended 2013 Plan), and our 2016 Employee Stock Purchase Plan (2016 ESPP).

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	8,162,545	(1)	$5.64	(2)	6,840,494	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	8,162,545	(1)	$5.64	(2)	6,840,494	(3)

(1)
Of these shares, 540,965 were underlying then outstanding restricted stock unit awards, 5,308,080 were subject to options then outstanding under the Amended 2013 Plan, and 2,313,500 were subject to options then outstanding under the 2023 Equity Plan.

(2)
Does not take into account restricted stock units, which have no exercise price.
(3)
Represents 3,919,330 shares of common stock available for issuance under our 2023 Equity Plan and 2,921,164 shares of common stock available for issuance under our 2016 ESPP. No shares are available for future issuance under the Amended 2013 Plan. Our 2016 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year equal to the lesser of: (1) 1% of the shares of common stock outstanding at that time; and (2) such other amount as our board of directors may determine. On January 2, 2025, an additional 596,483 shares became available for future issuance under the 2016 ESPP. The additional shares from the annual increase on January 2, 2025 are not included in the table above.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation of Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K as filed on May 7, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K as filed on May 1, 2020, and incorporated herein by reference)

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

10.8†	Aldeyra Management Cash Incentive Plan (filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8‑K as filed on March 18, 2016, and incorporated herein by reference)

10.9†

Aldeyra Therapeutics, Inc. Amended and Restated Change in Control Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (as filed on August 5, 2021, and incorporated herein by reference))

10.10

Lease Agreement by and between WLC Three VI, L.L.C. and the Registrant, dated as of September 11, 2017 (filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (as filed on November 9, 2017, and incorporated herein by reference))

10.11

First Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of November 27, 2017 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (as filed on March 29, 2018, and incorporated herein by reference))

10.12

Second Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of October 7, 2020 (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (as filed on November 5, 2020 and incorporated herein by reference))

10.13

Third Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of August 12, 2021 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (as filed on October 26, 2021 and incorporated herein by reference))

10.14

Fourth Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of November 22, 2023 (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (as filed on March 7, 2024, and incorporated herein by reference))

10.15†

Amendment No. 1 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q (as filed on August 10, 2016, and incorporated herein by reference))

10.16†

Amendment No. 2 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.29 to the Registrant’s Quarterly Form 10-Q (as filed on August 9, 2018, and incorporated herein by reference))

10.17†

Aldeyra Therapeutics, Inc. 2016 Employee Stock Purchase Plan (filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q (as filed on August 10, 2016, and incorporated herein by reference))

10.18

Agreement and Plan of Merger, dated as of January 24, 2019, by and among Aldeyra Therapeutics, Inc., Helio Vision, Inc., Halo Merger Sub, Inc., Halo Merger Sub, LLC and Josef von Rickenbach, as the Securityholder Representative (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K (as filed on January 29, 2019, and incorporated herein by reference))

10.19†

Offer Letter, effective as of October 21, 2015, between the Registrant and Stephen Machatha, Ph.D.(filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (as filed on March 17, 2022, and incorporated herein by reference))

10.19(a)†

Offer Letter Amendment No. 1, effective as of January 1, 2018, between the Registrant and Stephen Machatha, Ph.D. (filed as Exhibit 10.19(a) to the Registrant’s Annual Report on Form 10-K (as filed on March 17, 2022, and incorporated herein by reference))

10.19(b)†

Offer Letter Amendment No. 2, effective as of March 23, 2021, between the Registrant and Stephen Machatha, Ph.D. (filed as Exhibit 10.19(b) to the Registrant’s Annual Report on Form 10-K (as filed on March 17, 2022, and incorporated herein by reference))

10.20

Loan and Security Agreement, dated as of March 25, 2019, by and among the Registrant, certain subsidiaries of the Registrant from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (as filed on March 26, 2019, and incorporated herein by reference))

10.21

First Amendment to Loan and Security Agreement, dated April 20, 2021, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K as filed on April 21, 2021, and incorporated herein by reference)

10.22

Second Amendment to Loan and Security Agreement, dated December 22, 2022 and effective as of December 31, 2022, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K as filed on December 27, 2022, and incorporated herein by reference).

10.23

Third Amendment to Loan and Security Agreement, dated April 29, 2024, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K as filed on December 27, 2022, and incorporated herein by reference).

10.24

Fourth Amendment to Loan and Security Agreement, dated September 30, 2024, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (as filed on August 1, 2024, and incorporated herein by reference)).

10.25*

Fifth Amendment to Loan and Security Agreement, dated October 28, 2024, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc.

10.26+

Exclusive Option Agreement, between the Registrant and AbbVie Inc., dated as of October 31, 2023 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (as filed on March 7, 2024, and incorporated herein by reference))

10.27+	Expansion Side Letter Agreement: Aldeyra & AbbVie Collaboration Update

10.28†

Aldeyra Therapeutics, Inc. 2023 Equity Incentive Plan, form of option agreement, and form of RSU agreement thereunder (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (as filed on August 3, 2023, and incorporated herein by reference))

19.1	Aldeyra Therapeutics, Inc. Amended and Restated Insider Trading Policy

21.1*	Subsidiaries of Aldeyra Therapeutics, Inc.

23.1*	Consent of BDO USA, P.C. independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

97	Aldeyra Therapeutics, Inc. Policy for the Recovery of Erroneously Awarded Compensation

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Commonwealth of Massachusetts, on February 28, 2025.

ALDEYRA THERAPEUTICS, INC.

By:	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Todd C. Brady and Michael Alfieri, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd C. Brady, M.D., Ph.D.	Chief Executive Officer and Director	February 28, 2025
Todd C. Brady, M.D., Ph.D.	(principal executive officer)

/s/ Michael Alfieri	Head of Finance	February 28, 2025
Michael Alfieri	(principal financial and accounting officer)

/s/ Richard H. Douglas, Ph. D.	Chairman of the Board of Directors	February 28, 2025
Richard H. Douglas, Ph.D.

/s/ Ben Bronstein, M.D.	Director	February 28, 2025
Ben Bronstein, M.D.

/s/ Martin J. Joyce	Director	February 28, 2025
Martin J. Joyce

/s/ Nancy Miller-Rich	Director	February 28, 2025
Nancy Miller-Rich

/s/ Gary Phillips, M.D.	Director	February 28, 2025
Gary Phillips, M.D.

/s/ Neal Walker, D.O.	Director	February 28, 2025
Neal Walker, D.O.

ALDEYRA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Aldeyra Therapeutics, Inc.

Lexington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aldeyra Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Estimation of Accrued or Deferred Research & Development Clinical Trial Expenses

As described in Notes 2, 7, and 8 to the consolidated financial statements, the Company’s deferred research and development expenses and accrued research and development expenses totaled approximately $2.2 million and $7.2 million, respectively, as of December 31, 2024. A portion of the accrued research and development expenses and the deferred research and development expenses relate to clinical trial activities. Clinical trial activities pertain to third-party services, including subject-related fees at the sites where the Company’s clinical trials are being conducted and investigator fees, amongst other costs. Costs associated with these clinical trial expenses are generally payable on the passage of time or when certain milestones are achieved. Accrued liabilities are recorded related to those clinical trial expenses for which vendors have not yet billed the Company with respect to services provided that the Company has received. The accrual for these clinical trial expenses is based on such assumptions as total costs incurred to date, the number of subjects and clinical trial sites and length of the study. Payments made by the Company in advance for clinical trial services not yet provided and/or for materials not yet received are recorded as deferred research and development expenses. Actual results may differ from these estimates.

We identified the determination of accrued clinical trial expenses for certain contracts and deferred clinical trial expenses for certain contracts as a critical audit matter. Estimating accrued and deferred clinical trial expenses for certain contracts requires significant judgment due to the use of subjective assumptions related to total costs incurred to date, the number of subjects and clinical trial sites and length of the study. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address the matter.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of certain assumptions related to total costs incurred to date, the number of subjects, and length of the study for certain contracts, by: i) confirming total clinical costs incurred to date, contracted fees and total amounts billed with the clinical vendors to evaluate the completeness of costs in the estimates, ii) interviewing respective clinical operations personnel to obtain information related to the progress of the projects, iii) assessing original clinical vendor contract terms and change orders for the certain contracts, including the expected timeline for the related study, iv) evaluating the consistency of those assumptions for certain contracts with the Company’s press releases and other public information and v) evaluating patient enrollment progress.
•
Testing the completeness and accuracy of the clinical costs and total amounts billed with the clinical vendors used in the estimate of accrued and deferred clinical trial expenses for certain contracts by inspecting on a sample basis invoices received from and payments made by the Company to clinical vendors throughout the year and comparing invoice and payment amounts to the related contract details.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

February 28, 2025

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$54,527,092	$142,823,016
Marketable securities	46,624,180	—
Prepaid expenses and other current assets	2,921,206	4,987,317
Total current assets	104,072,478	147,810,333
Deferred offering costs	267,261	—
Fixed assets, net	—	5,764
Right-of-use assets	266,955	510,814
Total assets	$104,606,694	$148,326,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$180,453	$1,338,057
Accrued expenses	12,118,367	5,536,464
Current portion of debt	31,372	15,146,546
Operating lease liabilities	271,631	239,183
Deferred collaboration revenue	6,000,000	—
Total current liabilities	18,601,823	22,260,250
Deferred collaboration revenue, long-term	—	6,000,000
Operating lease liabilities, long-term	—	271,631
Long-term debt, net of current portion	15,000,000	—
Total liabilities	33,601,823	28,531,881
Commitments and contingencies (Notes 3, 9, & 13)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 59,648,278 and 59,195,951 shares issued and outstanding, respectively	59,648	59,196
Additional paid-in capital	521,018,373	513,994,982
Accumulated other comprehensive income	37,442	—
Accumulated deficit	(450,110,592)	(394,259,148)
Total stockholders’ equity	71,004,871	119,795,030
Total liabilities and stockholders’ equity	$104,606,694	$148,326,911

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2024	2023
Operating expenses:
Research and development	$48,224,793	$29,458,719
General and administrative	11,892,239	13,335,364
Loss from operations	(60,117,032)	(42,794,083)
Other income (expense):
Interest income	6,191,829	7,323,008
Interest expense	(1,926,241)	(2,071,435)
Total other income, net	4,265,588	5,251,573
Net loss	$(55,851,444)	$(37,542,510)
Net loss per share - basic and diluted	$(0.94)	$(0.64)
Weighted average common shares outstanding - basic and diluted	59,484,794	58,943,205

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2024	2023
Net loss	$(55,851,444)	$(37,542,510)
Other comprehensive income:
Net unrealized gain on marketable securities, net of tax	37,442	—
Reclassification of losses to net loss	—	103,938
Total other comprehensive income	$37,442	$103,938
Comprehensive loss	$(55,814,002)	$(37,438,572)

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2022	58,560,078	$58,560	$507,770,045	$(103,938)	$(356,716,638)	$151,008,029
Stock-based compensation	—	—	6,453,293	—	—	6,453,293
Issuance of common stock, exercise of stock options	306,328	307	193,822	—	—	194,129
Issuance of common stock, employee stock purchase plan	26,168	26	111,076	—	—	111,102
Issuance of common stock, vested restricted stock awards	377,184	377	(377)	—	—	—
Common stock withheld for tax obligations on option exercise	(73,807)	(74)	(532,877)	—	—	(532,951)
Other comprehensive income	—	—	—	103,938	—	103,938
Net loss	—	—	—	—	(37,542,510)	(37,542,510)
Balance, December 31, 2023	59,195,951	59,196	513,994,982	—	(394,259,148)	119,795,030
Stock-based compensation	—	—	6,635,504	—	—	6,635,504
Issuance of common stock, exercise of stock options	98,680	98	350,181	—	—	350,279
Issuance of common stock, employee stock purchase plan	13,159	14	38,046	—	—	38,060
Issuance of common stock, vested restricted stock awards	340,488	340	(340)	—	—	—
Other comprehensive income	—	—	—	37,442	—	37,442
Net loss	—	—	—	—	(55,851,444)	(55,851,444)
Balance, December 31, 2024	59,648,278	$59,648	$521,018,373	$37,442	$(450,110,592)	$71,004,871

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,851,444)	$(37,542,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,973,499	5,752,771
Non-cash interest expense	177,326	354,193
Net amortization of premium on marketable securities	(1,670,983)	(14,542)
Depreciation and amortization expense	249,623	262,780
Change in operating assets and liabilities:
Prepaid expenses and other current assets	2,066,111	1,734,912
Accounts payable	(1,157,604)	1,204,432
Accrued expenses and other liabilities	5,004,725	(8,078,164)
Deferred collaboration revenue	—	6,000,000
Net cash used in operating activities	(43,208,747)	(30,326,128)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(96,915,755)	—
Maturities of marketable securities	52,000,000	30,000,000
Net cash (used in) provided by investing activities	(44,915,755)	30,000,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs	(267,261)	—
Proceeds from exercise of stock options	350,279	194,129
Tax withholding payments for net share-settled equity awards	—	(532,951)
Proceeds from employee stock purchase plan	38,060	111,102
Debt end of term charge paid in cash	(292,500)	(1,042,500)
Net cash used in financing activities	(171,422)	(1,270,220)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(88,295,924)	(1,596,348)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	142,823,016	144,419,364
CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,527,092	$142,823,016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,753,792	$1,702,188

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

Based on the Company's current operating plan, the Company believes that its cash and cash equivalents will be sufficient to fund the Company’s currently projected operating expenses and debt obligations for at least the next 12 months from the date the financial statements are issued. The Company’s assessment of its liquidity and capital resources includes an estimate of the financial impacts of these changes. The Company has based its projections of operating capital requirements on its current operating plan, which includes several assumptions that may prove to be incorrect, and the Company may use all of its available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any of its product candidates for which the Company may receive marketing approval; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional funding, it could be forced to delay, reduce or eliminate its research and development programs and its reproxalap commercialization efforts.

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

Segment Information – Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, which is the identification and development of next-generation medicines to improve the lives of patients with immune-mediated and metabolic diseases. See Note 16 for more information on the effects of the adoption of segment reporting.

Cash and Cash Equivalents – The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents and all highly liquid investments with original maturities of greater than three months but less than 12 months as current marketable securities. The Company has a policy of making investments only with commercial institutions that have at least an investment grade credit rating. The Company invests its cash primarily in government securities and obligations and money market funds.

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

At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the decline in fair value below amortized cost is a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the security, the Company’s intent to sell and if it is more likely than not that the Company will be required to sell the securities before the recovery of amortized cost. The Company records changes in allowance for expected credit loss in other income (expense). There has been no allowance for expected credit losses recorded during any of the periods presented.

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk principally consist of cash, cash equivalents and marketable securities, if any. The Company places its cash and cash equivalents and marketable securities with financial institutions which management believes have high credit ratings and may hold some amounts exceeding federally insured limits. As part of its cash and investment management processes, the Company performs periodic evaluations of the credit standing of the financial institutions with whom it maintains deposits.

Intellectual Property – The legal and professional costs incurred by the Company to acquire its patent rights are expensed as incurred and included in general and administrative expenses. At December 31, 2024 and 2023, the Company has determined that these expenses have not met the criteria to be capitalized since the future benefits to be derived from the patents is uncertain. Intellectual property related expenses for the years ended December 31, 2024 and 2023 were $1.0 million and $1.2 million, respectively.

Collaborative Arrangements – The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC 808, Collaborative Arrangements (ASC 808). The ASC 808 assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain units of account, the Company first determines which units of account of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606), if any, and which units of may be subject to other specific recognition guidance, if any. For units of account of collaboration arrangements that are accounted for pursuant to ASC 808, and not subject to other specific recognition guidance, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election.

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

Income Taxes – The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740), in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax liabilities and assets for expected future income tax consequences of events that have been recognized in the Company’s financial statements. Under the ASC 740 method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

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

Research and Development Costs – Research and development (R&D) costs are charged to expense as incurred and relate to salaries, employee benefits, stock-based compensation related to employees, consulting services, other operating costs and expenses associated with preclinical and clinical trial activities. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as deferred research and development expenses. Accrued liabilities are recorded related to those expenses for which vendors have not yet billed us with respect to services provided and/or materials that we have received.

Preclinical and clinical trial expenses relate to third-party services, subject-related fees at the sites where the Company’s clinical trials are being conducted, laboratory costs, analysis costs, toxicology studies and investigator fees. Costs associated with these expenses are generally payable on the passage of time or when certain milestones are achieved. Expense is recorded during the period incurred or in the period in which a milestone is achieved. In order to ensure that the Company has adequately provided for preclinical and clinical expenses during the proper period, the Company maintains an accrual for these expenses. These accruals are assessed on a quarterly basis and are based on such assumptions as total costs incurred to date, the number of subjects and clinical trial sites and length of the study. Actual results may differ from these estimates and could have a material impact on the Company’s reported results. The Company’s historical accrual estimates have not been materially different from actual costs.

Stock-Based Compensation – Stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation – Stock Compensation. For options, the fair value of stock-based payments is estimated, on the date of grant, using the Black-Scholes option pricing model. For restricted stock units, fair value is based on the fair value of the underlying stock on the date of grant. The resulting fair value for restricted stock units and options expected to vest is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the applicable restricted stock units or options. The Company records the effect of forfeitures and cancellations when they occur.

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

Comprehensive Loss – Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For December 31, 2024, comprehensive loss is equal to the Company’s net loss of $55.9 million and an unrealized gain on marketable securities to net loss of $0.1 million. For December 31, 2023, comprehensive loss is equal to the Company's net loss of $37.5 million and reclassification of losses on marketable securities to net loss of $0.1 million.

Net Loss Per Share – Basic earnings per share is calculated by dividing net loss allocable to common stockholders by the weighted average number of common stock outstanding during the period, excluding the effects of any potentially dilutive instruments.

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

Recent Accounting Pronouncements – In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07, which did not have a material impact on the Company's consolidated financial statements. See Note 16 for more information on the effects of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to the new standard.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (ASU 2024-03). ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is evaluating the disclosure requirements related to the new standard.

3.
HELIO VISION ACQUISITION

On January 28, 2019 (Closing Date), the Company acquired Helio Vision, Inc. (Helio) and thereby obtained rights to develop ADX‑2191 for the treatment of proliferative vitreoretinopathy (the Helio Product Candidate) pursuant to an Agreement and Plan of Merger dated as of January 24, 2019 (the Merger Agreement). As a result of the acquisition, the Company issued an aggregate of 1,407,006 shares of common stock to the former securityholders and an advisor of Helio, including 246,562 shares issued in January 2021, pursuant to the terms of the acquisition agreement. In addition, the Company, subject to the conditions of the acquisition agreement, was contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of a new drug application (NDA) for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the Closing Date; and (b) $2.5 million of common stock following FDA approval of an NDA for an indication (other than proliferative vitreoretinopathy or a substantially similar label) prior to the 12th anniversary of the Closing Date (the shares of common stock issuable pursuant to the preceding clauses (a) and (b) are referred to herein as the Milestone Shares), provided that in no event shall the Company be obligated to issue more than an aggregate of 5,248,885 shares of common stock in connection with the Helio acquisition. During the year ended December 31, 2024, the Company ceased development of the Helio Product Candidate for the treatment of proliferative vitreoretinopathy. As a result, subject to the terms and conditions of the Merger Agreement, the Helio Product Candidate and related intellectual property rights may revert to an entity designated by the representative of the former Helio stockholders. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million in the aggregate.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through December 31, 2024. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the Helio founders as a compensation expense and to the other former securityholders of Helio as an in-process research and development expense if there is no alternative future use. No milestones related to the remaining Milestone Shares are considered probable of being achieved as of December 31, 2024.

4.
NET LOSS PER SHARE

For the years ended December 31, 2024 and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Years ended December 31,
	2024	2023
Options to purchase common stock	7,621,580	5,868,816
Nonvested restricted stock units	540,965	944,497
Total of common stock equivalents	8,162,545	6,813,313

5.
CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At December 31, 2024, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$23,734,013	$—	$23,734,013	$23,734,013	$—
Money market funds	30,793,079	—	30,793,079	30,793,079	—
Total cash and cash equivalents	$54,527,092	$—	$54,527,092	$54,527,092	$—

U.S. government agency securities	$46,586,738	$37,442	$46,624,180	$—	$46,624,180
Available for sale marketable securities (1)	46,586,738	—		—	46,624,180
Total cash, cash equivalents, and current marketable securities				$54,527,092	$46,624,180

(1)
Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive loss.

The contractual maturities of all cash equivalents and available for sale securities were less than one year at December 31, 2024.

At December 31, 2023, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Estimated Fair Value
Cash	$128,510,451	$128,510,451
Money market funds	14,312,565	$14,312,565
Total cash and cash equivalents	$142,823,016	$142,823,016

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

The following table presents information about the Company’s assets measured at fair value at December 31, 2024 and December 31, 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$30,793,079	$—	$—	$30,793,079
U.S government agency securities (b)	46,624,180	—	—	46,624,180
Total assets at fair value	$77,417,259	$—	$—	$77,417,259

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$14,312,565	$—	$—	$14,312,565
Total assets at fair value	$14,312,565	$—	$—	$14,312,565

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

There were no liabilities measured at fair value at December 31, 2024 or December 31, 2023.

Financial instruments including clinical trial prepayments to contract research organizations and accounts payable are carried in the consolidated financial statements at amounts that approximate their fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loan under the Hercules Credit Facility (as defined in Note 9) approximates market rates currently available to the Company.

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2024 and 2023 were:

	December 31,	December 31,
	2024	2023
Deferred research and development expenses	$2,211,963	$4,463,783
Prepaid insurance expenses	408,091	340,388
Miscellaneous prepaid expenses and other current assets	301,152	183,146
Total prepaid expenses and other current assets	$2,921,206	$4,987,317

8.
ACCRUED EXPENSES

Accrued expenses at December 31, 2024 and 2023 were:

	December 31,	December 31,
	2024	2023
Accrued compensation	$4,333,216	$3,087,937
Accrued research and development expenses	7,228,922	1,687,327
Accrued other expenses	556,229	761,200
Total accrued expenses	$12,118,367	$5,536,464

9.
CREDIT FACILITY

The Company’s current and long-term debt obligation consists of amounts the Company is obligated to repay under its credit facility with Hercules Capital, Inc. (Hercules). In March 2019, the Company entered into a Loan and Security Agreement (Loan and Security Agreement or Hercules Credit Facility) with Hercules and several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to herein as Lender), providing for a term loan of up to $60.0 million, subject to the satisfaction of certain conditions contained therein, that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property. The Loan and Security Agreement provided for (i) an initial term loan advance of up to $5.0 million at the Company’s option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain pre-specified funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. The 2019 Tranche was drawn down in full by the Company in September 2019 and the 2020 Tranche and 2021 Tranche expired unutilized prior to the Company satisfying the funding conditions for such tranche. On April 20, 2021, the Company entered into the First Amendment to the Loan and Security Agreement (First Amendment). The First Amendment, among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement from the greater of (a) 9.10% and (b) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10% to the greater of (x) the Prime Rate (as defined therein) plus 3.10% or (y) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions, which conditions were satisfied in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, was to commence upon expiration of the interest-only period and continue through October 1, 2023 (Maturity Date). The First Amendment was determined to be a modification in accordance with FASB ASC Topic 470 Debt, and did not result in extinguishment.

On December 22, 2022, the Company entered into the Second Amendment to the Loan and Security Agreement (Second Amendment), which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement were to be made from May 1, 2023 to May 1, 2024; (ii) extended the Maturity Date from October 1, 2023 to October 1, 2024; (iii) extended the availability of the Fourth Loan Tranche commitment of $20 million, which remained conditioned on approval by the Lenders’ investment committee, from May 1, 2023 to May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (a) the Maturity Date, as amended, or (b) repayment of the aggregate amount of advances under the Loan and Security Agreement. The initial end of term charge of $1,042,500 (End of Term Charge) was paid on October 2, 2023.

On April 29, 2024, the Company entered into the Third Amendment to the Loan and Security Agreement (Third Amendment). The Third Amendment, among other things, extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement were to be made from May 1, 2024 to October 1, 2024. On May 1, 2024, the Fourth Loan Tranche commitment expired unutilized. The Second and Third Amendments were determined to be modifications in accordance with FASB ASC Topic 470 Debt, and did not result in extinguishment.

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

In connection with the Hercules Credit Facility, the Company has incurred; a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, the End of Term Charge, which was paid in October 2023, and the Supplemental End of Term Charge, which was paid in October 2024. In addition, the Company will be required to pay the Second Supplemental End of Term Charge. The fees and transaction costs are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. Using the effective interest method, the End of Term Charge was amortized to interest expense from 2019 through October 2023, the Supplemental End of Term Charge was amortized to interest expense from December 2022 through October 2024, and the Second Supplemental End of Term Charge is amortized to interest expense from September 2024 through the Maturity Date. The effective interest rate was 12.4% at December 31, 2024. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon, plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment.

As of December 31, 2024, $15 million has been funded under the Loan and Security Agreement and no additional amounts were available to the Company for borrowing.

Long-term debt consisted of the following:

	December 31,	December 31,
	2024	2023
Term loan payable	$15,000,000	$15,000,000
Supplemental end of term charge	33,333	173,646
Unamortized debt issuance costs	(1,961)	(27,100)
Less: current portion	(31,372)	(15,146,546)
Total long-term debt	$15,000,000	$—

Future principal payments, including the Supplemental End of Term Charge, are as follows for the years ending December 31:

Years Ending
December 31,
2025	$—
2026	15,300,000
Total	$15,300,000

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of December 31, 2024, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10.
STOCKHOLDERS’ EQUITY

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2024, a total of 7,621,580, 3,919,330, and 2,921,164, shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards under the Company’s 2023 Equity Plan, and (iii) the issuance of shares under the 2016 ESPP, respectively.

2024 Jefferies Sales Agreement

In August 2024, the Company entered into an Open Market Sales Agreement SM with Jefferies LLC (Jefferies), as sales agent (the 2024 Jefferies Sales Agreement), under which the Company has the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of December 31, 2024, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

11.
INCOME TAXES

No current or deferred tax provision expense has been recorded for federal income taxes as the Company has incurred losses since inception for tax purposes and maintains a full valuation allowance against net deferred tax assets. During 2024, the Company recorded a $1,000 state current tax provision for liability due from the Company's Massachusetts Security Corporation. There is no deferred tax provision expense recorded for state income taxes because the Company has a full valuation allowance against net deferred tax assets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the income tax benefit for the years ended December 31, 2024 and 2023, are as follows:

	Years ended December 31,
	2024	2023
Deferred Taxes
Federal	$—	$—
State	1,000	—
Total income tax benefit	$1,000	$—

A reconciliation of the federal statutory tax rate of 21% to the Company’s effective income tax rates are as follows:

	Years ended December 31,
	2024	2023
Statutory tax rate	21.00%	21.00%
State taxes, net of federal benefits	6.65%	5.20%
Federal research and development credits	4.32%	4.50%
Change in valuation allowance	(29.86)%	(27.21)%
Stock-based compensation	(2.10)%	(3.45)%
Other	(0.01)%	(0.04)%
Effective tax rate	0.00%	0.00%

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	Years ended December 31,
	2024	2023
Deferred Tax Assets
Federal & state NOL carryforward	$73,738,480	$67,953,701
Federal & state R&D credit carryforward	16,803,144	13,794,138
Deferred costs	1,139,165	1,012,032
Intangibles – net	78,378	78,378
Accounts payable and accrued expenses	4,203,111	2,135,899
Reserves	—	28,396
Stock options	3,575,996	3,323,000
Capitalized R&D expenses	21,929,898	16,489,741
Other items	99,098	167,126
Gross deferred tax assets	121,567,270	104,982,411
Valuation allowance	(121,486,475)	(104,842,857)
Deferred tax assets, net	$80,795	$139,554
Deferred Tax Liabilities
Right of use asset	(72,932)	(139,554)
Unrealized gain	(7,863)	—
TOTAL	$—	$—

The change in valuation allowance of $16.6 million from December 31, 2023 to December 31, 2024 was primarily the result of an increase in capitalized R&D expenses, net operating losses, and tax credits.

In assessing the realizability of net deferred taxes in accordance with Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740), the Company considers whether some portion or all the deferred tax assets are more likely than not to be unrealized. Based on the weight of available evidence, primarily the incurrence of net losses since inception, anticipated net losses in the near future, reversals of existing temporary differences, and expiration of various federal and state attributes, the Company does not consider some or all net deferred taxes more likely than not to be realized. Accordingly, a 100% valuation allowance has been applied against net deferred tax assets.

As of December 31, 2024, the Company had federal and state income tax net operating loss (NOL) carryforwards of approximately $272.0 million and $262.9 million, respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards will expire at various dates through 2044. The federal NOL carryforwards generated during the year ended December 31, 2018 and thereafter will carryforward indefinitely. As of December 31, 2024, the Company had federal and state research and development tax credit carryforwards of approximately $12.1 million and $2.8 million, respectively, which will expire at various dates through 2044. Additionally, as of December 31, 2024, the Company had a federal orphan drug tax credit carryforward of approximately $2.4 million which expire at various dates through 2044.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets to offset future taxable income or tax due. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock within the testing period, even those outside the Company’s control such as purchases or sales by investors, could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. The Company believes, prior to December 31, 2021 that four ownership changes occurred since inception. Management believes that its aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. Management believes there were no ownership changes from December 31, 2021 through December 31, 2024, based on a review of the Company's equity history during that period. Any future ownership changes, including those resulting from any recent or future financing activities, may cause our existing tax attributes to have additional limitations.

Future changes in federal and state tax laws pertaining to net operating loss carryforwards may also impose limitations or restrictions on claiming such net operating losses. If the net operating loss carryforwards become unavailable to the Company or are fully utilized, the Company's future taxable income will not be shielded from federal and state income taxation, absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

On August 16, 2022 President Biden signed into law the Inflation Reduction Act (IRA). From a tax perspective, the IRA provisions includes a new corporate alternative minimum tax (CAMT) of 15% on adjusted financial statement income (AFSI) for corporations with over $1 billion in profits, a new excise tax on corporate stock buybacks, and increased funding for IRS enforcement. A company’s AFSI can be reduced by net operating losses, foreign tax credits, general business credits, and depreciation for property under Section 197. To determine US federal income tax liability, a company will need to compute taxes under both systems — the regular tax system and the CAMT system. The company then will pay the larger amount as its tax liability in any given year. The Company does not expect to fall into the CAMT system. The IRA provisions have no impact on the Company’s financial statements for the period ended December 31, 2024 and 2023.

As of December 31, 2024, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2023, 2022, and 2021. In addition, any years remain open to the extent that losses or tax credits are available for carryover to future years.

12.
STOCK INCENTIVE PLAN

The Company approved the 2013 Equity Incentive Plan in October 2013, which was amended in June 2016 and June 2018 (the Amended 2013 Plan). The Amended 2013 Plan provided for the granting of stock options, restricted stock units (RSU), stock appreciation rights, and stock units to certain employees, members of the board of directors and consultants of the Company.

In May 2023, the Company's board of directors approved the 2023 Equity Incentive Plan (the 2023 Equity Plan) to replace the Amended 2013 Plan. On June 30, 2023, the Company's stockholders approved the 2023 Equity Plan at the Company's 2023 annual meeting of stockholders. Pursuant to the 2023 Equity Plan, the Company will not make any further grants under the Amended 2013 Plan following June 30, 2023, though awards previously granted under the Amended 2013 Plan will remain outstanding. The 2023 Equity Plan is effective for a period of ten years after June 30, 2023, and a total of 5,450,000 shares of the Company’s common stock, in addition to shares of the Company’s common stock that are subject to awards granted under the Amended 2013 Plan that are outstanding as of such date and that are subsequently forfeited, cancelled, or expire before being exercised or settled in full, are authorized for issuance under the 2023 Equity Plan. As of December 31, 2024, options to purchase 2,313,500 shares of common stock at a weighted average exercise price of $3.97 per share remained outstanding under the 2023

Equity Plan. As of December 31, 2024, there were 3,919,330 shares of common stock available for grant under the 2023 Equity Plan.

In 2022, the Company granted cash awards under the Management Cash Incentive Plan, as amended (the Management Cash Incentive Plan). The Management Cash Incentive Plan, which was adopted in 2016, provides participants with the opportunity to earn cash incentive awards for the achievement of goals relating to the performance of the Company. The cash awards, which are equal in value to the amount by which the then value of the Company’s common stock on the Nasdaq Capital Market (Nasdaq) exceeds the base values, vest in four annual installments from the date of grant based on continued service and entitle employees to receive a cash payment on the earlier of (i) four years from the date of grant, or (ii) a change of control. As of December 31, 2024, $0.3 million was accrued as compensation expense for vested cash awards. There was no unrecognized expense as of December 31, 2024.

In 2022, the Company granted performance cash settled bonus awards (CSBUs) under the Management Cash Incentive Plan. As the performance criteria had been met, the awards, which are equal in value to the closing price per share of the Company's common stock on Nasdaq on the payment date, will vest in four annual installments from the date of grant based on continued service, and entitle employees to receive cash payments for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control. As of December 31, 2024, $2.9 million was accrued as compensation expense for CSBUs as the Performance Criteria was met in February 2023. There was no unrecognized expense as of December 31, 2024.

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

	Years ended December 31,
	2024	2023
Research and development expenses	$4,470,890	$3,076,048
General and administrative expenses	3,502,609	2,676,723
Total stock-based compensation expense	$7,973,499	$5,752,771

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

The table below summarizes activity relating to stock options under the incentive plans for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2023	5,868,816	$6.40	6.44	$3,996
Granted	2,376,328	3.67		—
Forfeited	(344,987)	4.38		304,586
Exercised	(98,680)	3.55		132,962
Expired	(179,897)	7.90		—
Outstanding at December 31, 2024	7,621,580	$5.64	6.34	$4,885,683
Exercisable at December 31, 2024	5,292,330	$6.23	5.24	$2,502,089

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2024 of $4.99 and the per share exercise price of the underlying options. The total intrinsic value of stock options exercised was $0.1 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively.

The Company records stock-based compensation related to stock options granted at fair value. During the years ended December 31, 2024 and 2023, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average grant date fair value of options granted was $2.81 and $5.07 for the years ended December 31, 2024 and 2023, respectively. The assumptions used in determining fair value of the employee stock options for the years ended December 31, 2024 and 2023, are as follows:

	December 31, 2024	December 31, 2023
Expected dividend yield	0%	0%
Anticipated volatility	90.56% - 90.94%	83.58% - 83.63%
Stock price	$3.62 - $4.09	$6.76 - $8.39
Exercise price	$3.62 - $4.09	$6.76 - $8.39
Expected life (years)	5.50 - 6.02	5.50 - 6.02
Risk free interest rate	4.07% - 4.35%	4.09% - 4.12%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is estimated using the historical volatility of the Company. The Company has estimated the expected life of its employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option for service-based awards since the Company does not have sufficient historical or implied data of its own. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon United States Treasury securities.

At December 31, 2024, there is approximately $6.7 million of unrecognized compensation cost relating to stock options outstanding, which the Company expects to recognize over a weighted average period of 2.38 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

Terms of RSUs agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the Amended 2013 Plan and the 2023 Equity Plan. RSUs

granted by the Company typically vest over a four year period and are based on the stock share price on the date of grant to estimated fair value. In the event that the employees’ employment with the Company terminates any unvested shares are forfeited and revert to the Company. RSUs are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to RSUs for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	944,497	$5.30
Forfeited	(63,044)	4.72
Settled in common stock	(340,488)	5.10
Outstanding at December 31, 2024	540,965	$5.49

There were no RSUs granted during the year ended December 31, 2024. The weighted-average fair value of RSUs granted was $6.76 per share for the year ended December 31, 2023. The total fair value of RSUs vested was $1.7 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the outstanding RSUs had unamortized stock-based compensation expense of $1.9 million with a weighted-average remaining recognition period of 1.63 years and an aggregate intrinsic value of $2.7 million.

Employee Stock Purchase Plan

In March 2016, the Company’s board of directors approved the 2016 Employee Stock Purchase Plan (2016 ESPP), which became effective in June 2016 following the approval of the Company’s stockholders. The 2016 ESPP initially authorized the issuance of up to a total of 414,639 shares of the Company’s common stock to participating employees. The number of shares reserved for issuance under the 2016 ESPP automatically increases on the first business day of each fiscal year, commencing in 2017, by a number equal to the lower of (i) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s board of directors. Unless otherwise determined by the administrator of the 2016 ESPP, two offering periods of six months’ duration will begin each year on January 1 and July 1. Participating employees purchase stock under the 2016 ESPP at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The fair value of the purchase rights granted under the 2016 ESPP plan was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions as shown below:

	December 31, 2024	December 31, 2023
Expected dividend yield	0%	0%
Anticipated volatility	90.36 - 90.37%	83.61% - 91.33%
Stock price	$3.25 - $3.54	$6.96 - $7.98
Exercise price	$2.76 - $3.01	$5.92 - $6.78
Expected life (years)	0.50	0.50
Risk free interest rate	5.24% - 5.37%	4.77% - 5.26%

At December 31, 2024, the Company has 2,921,164 shares available for issuance under the 2016 ESPP. The number of shares available for issuance under the 2016 ESPP was increased as of January 2, 2025 by 596,483 shares. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the 2016 ESPP for the years ended December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Weighted-average grant-date fair value per share	$1.38	$2.90
Total shares issued	13,159	26,168
Total stock-based compensation expense	$18,894	$44,022

13.
COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through December 31, 2024, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company currently does not expect significant claims related to these indemnification obligations, consequently concluded that the fair value of these obligations is negligible, and no related reserves were established.

In-License Agreements

MEEI Agreement

The Company was developing ADX‑2191 for the treatment of proliferative vitreoretinopathy pursuant to an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (MEEI), originally entered into in July 2016 between MEEI and Helio Vision, Inc., as amended, (the MEEI Agreement). The Company assumed the MEEI Agreement in connection with the 2019 acquisition of Helio Vision.

Pursuant to the MEEI Agreement, the Company obtained an exclusive worldwide license from MEEI to develop and commercialize ADX‑2191 under certain patents and patent applications, in addition to other licenses to intellectual property (the MEEI Patent Rights). The Company has agreed to use commercially reasonable efforts to develop ADX‑2191, and to meet certain specified effort and achievement benchmarks by certain dates.

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

Legal Proceedings

On July 31, 2023, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against the Company and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). On January 2, 2024, the lead plaintiff filed an amended complaint. The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning (i) the New Drug Application (NDA) for and the prospects of ADX‑2191 for the treatment of primary vitreoretinal lymphoma, and (ii) the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired the Company's securities between January 7, 2021 and October 16, 2023, as well as attorneys’ fees and costs. On March 4, 2024, defendants filed a motion to dismiss the amended complaint, which was fully briefed as of May 20, 2024. Oral argument on the motion to dismiss was heard on July 24, 2024. The Company disputes the plaintiff's claims and intends to vigorously defend the suit. At this time, the Company cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

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

14.
LEASES

The Company currently leases an office used to conduct business. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. As the Company’s lease does not provide an implicit rate, the Company, in determining the present value of the lease payments, uses an incremental borrowing rate based on the information available at the lease commencement date. In November 2023, the Company entered into a lease amendment that extended the lease by 12 months through December 31, 2024 and contained two options to extend the term of the lease for an additional 12 months each. Each option shall be exercisable, if at all, by giving a nine-month written notice to the landlord. In April 2024, the Company extended the option to extend the term of the lease for an additional 12 months (into December 2025). The extension was included in the December 31, 2023 financials. For the years ended December 31, 2024 and 2023, right of use assets obtained in exchange for lease obligations were $0.3 million and $0.5 million, respectively.

As of December 31, 2024, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.3 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of December 31, 2024 is 9.1%. The weighted average lease term as of December 31, 2024 is 1.0 year. The operating lease expense for the year ended December 31, 2024 was $0.3 million. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of December 31, 2024 is as follows:

Remaining total lease payments	$285,206
Less: effect of discounting	(13,575)
Present value of lease liabilities	$271,631

Current operating lease liabilities	$271,631
Non-current operating lease liabilities	—
Total	$271,631

The Company’s gross future minimum payments under all non-cancellable operating leases as of December 31, 2024 are:

	Total	2025	2026	2027	2028
Operating Lease Obligations	$285,206	$285,206	$—	$—	$—

15.
OPTION AGREEMENT

AbbVie Option Agreement

On October 31, 2023 (the Option Agreement Effective Date), the Company entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which the Company granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with the Company to develop, manufacture, and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by the Company in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by the Company in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid the Company a non-refundable payment of $1.0 million in consideration of the Option (the Option Payment).

On December 21, 2023, pursuant to the Option Agreement, AbbVie extended the period during which it may exercise the Option (the Exercise Period Extension) by paying the Company a non-refundable payment of $5.0 million (the Option Extension Fee). If the Collaboration Agreement is entered into, the Option Payment and the Option Extension Fee will be credited against the upfront cash payment payable by AbbVie.

On November 15, 2024, the Company entered into the Expansion Side Letter (the Expansion Letter) with AbbVie, which amended certain terms of the Option Agreement. The Expansion Letter makes certain changes to the Option Agreement, among other things, providing that the Company will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the Option and entry into the Collaboration Agreement, such that 60% of our allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the Option and the Company and AbbVie do not execute the Collaboration Agreement, the Company will remain solely responsible for such launch activities costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the Option Agreement) was further modified to ten (10) business days following the date, if any, that the Company receives approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide the Company notice in case AbbVie determines that it will not exercise the Option.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay the Company a $100 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, the Company would be eligible to receive up to approximately $300 million in regulatory and commercial milestone payments, inclusive of a $100 million milestone payment payable if the FDA Decision is received prior to or after the execution. In the United States, the Company would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for the Company. Outside of the United States, the Company would be eligible to receive tiered royalties on net sales of reproxalap. As of February 28, 2025, AbbVie has not exercised the Option.

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

16.
SEGMENT REPORTING

The Company operates through a single operating and reportable segment focused on the discovery and development of innovative therapies designed to treat immune-mediated and metabolic diseases. The segment's approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. The Company's late-stage product candidates are reproxalap, a RASP modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX‑2191, a novel formulation of intravitreal methotrexate for the potential treatment of retinitis pigmentosa. The Company's preclinical RASP platform includes ADX‑248, ADX‑743, ADX‑631, ADX‑246, and other product candidates in development for inflammatory and metabolic diseases. The Company's tangible assets are held in the United States. The Company manages all business activities on a consolidated basis. The Company's chief operating decision maker is the Chief Executive Officer.

The accounting policies of the operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The chief operating decision maker evaluates the performance of the operating segment and allocates resources based on net income (loss) that also is reported on the consolidated income statement as net loss. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.

The chief operating decision maker uses net income (loss) to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The significant expenses are presented on the Company’s Consolidated Statements of Operations.