Form 10-Q
period 2025-03-31
Aldeyra Therapeutics, Inc.
filed 2025-05-14
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, there were 59,895,588 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2025

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2025	December 31,
	(unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$50,350,617	$54,527,092
Marketable securities	39,707,460	46,624,180
Prepaid expenses and other current assets	2,670,698	2,921,206
Total current assets	92,728,775	104,072,478
Deferred offering costs	—	267,261
Right-of-use assets	466,942	266,955
Total assets	$93,195,717	$104,606,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$346,146	$180,453
Accrued expenses	7,684,354	12,118,367
Current portion of debt	—	31,372
Operating lease liabilities	255,342	271,631
Deferred collaboration revenue	6,000,000	6,000,000
Total current liabilities	14,285,842	18,601,823
Operating lease liabilities, long-term	212,769	—
Long-term debt, net of current portion	15,098,529	15,000,000
Total liabilities	29,597,140	33,601,823
Commitments and contingencies (Notes 3, 9, & 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 60,045,530 and 59,648,278 shares issued and outstanding, respectively	60,046	59,648
Additional paid-in capital	523,577,026	521,018,373
Accumulated other comprehensive income	1,598	37,442
Accumulated deficit	(460,040,093)	(450,110,592)
Total stockholders’ equity	63,598,577	71,004,871
Total liabilities and stockholders’ equity	$93,195,717	$104,606,694

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$7,423,324	$6,183,508
General and administrative	3,004,135	3,210,357
Loss from operations	(10,427,459)	(9,393,865)
Other income (expense):
Interest income	981,487	1,810,269
Interest expense	(483,529)	(498,526)
Total other income, net	497,958	1,311,743
Net loss	$(9,929,501)	$(8,082,122)
Net loss per share - basic and diluted	$(0.17)	$(0.14)
Weighted average common shares outstanding - basic and diluted	59,887,277	59,414,489

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(9,929,501)	$(8,082,122)
Other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	(35,844)	(3,029)
Total other comprehensive loss	$(35,844)	$(3,029)
Comprehensive loss	$(9,965,345)	$(8,085,151)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2024	59,648,278	$59,648	$521,018,373	$37,442	$(450,110,592)	$71,004,871
Stock-based compensation	—	—	1,556,241	—	—	1,556,241
Issuance of common stock, exercise of stock options	240,209	241	982,953			983,194
Issuance of common stock, employee stock purchase plan	7,101	7	19,609	—	—	19,616
Issuance of common stock, vested restricted stock units	149,942	150	(150)	—	—	—
Other comprehensive loss	—	—	—	(35,844)	—	(35,844)
Net loss	—	—	—	—	(9,929,501)	(9,929,501)
Balance, March 31, 2025	60,045,530	$60,046	$523,577,026	$1,598	$(460,040,093)	$63,598,577

Balance, December 31, 2023	59,195,951	$59,196	$513,994,982	$—	$(394,259,148)	$119,795,030
Stock-based compensation	—	—	1,691,371	—	—	1,691,371
Issuance of common stock, employee stock purchase plan	6,097	7	18,184	—	—	18,191
Issuance of common stock, vested restricted stock units	212,441	212	(212)	—	—	—
Other comprehensive loss	—	—	—	(3,029)	—	(3,029)
Net loss	—	—	—	—	(8,082,122)	(8,082,122)
Balance, March 31, 2024	59,414,489	$59,415	$515,704,325	$(3,029)	$(402,341,270)	$113,419,441

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,929,501)	$(8,082,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,224,013	1,548,837
Non-cash interest expense	67,157	58,152
Net amortization of premium on marketable securities	(409,538)	(171,859)
Depreciation and amortization expense	60,912	60,632
Write-off of deferred offering costs	267,261	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	250,508	(2,821,279)
Accounts payable	165,693	(1,057,758)
Accrued expenses and other liabilities	(5,166,204)	492,710
Net cash used in operating activities	(12,469,699)	(9,972,687)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(15,709,586)	(30,376,620)
Maturities of marketable securities	23,000,000	—
Net cash provided by (used in) investing activities	7,290,414	(30,376,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	983,194	—
Proceeds from employee stock purchase plan	19,616	18,191
Net cash provided by financing activities	1,002,810	18,191
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,176,475)	(40,331,116)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,527,092	142,823,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,350,617	$102,491,900

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$416,250	$439,833

SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Change in right-of-use asset and lease liability due to lease amendment	$260,899	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
NATURE OF BUSINESS

Aldeyra Therapeutics, Inc., together with its wholly owned subsidiaries (the “Company” or “Aldeyra”), a Delaware corporation, is a clinical-stage biotechnology company devoted to discovering and developing innovative therapies designed to treat immune-mediated and metabolic diseases.

The principal activities of the Company to date include research and development activities along with related general business planning, including raising capital.

2.
BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the interim condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 28, 2025 (2024 Annual Report).

The financial information as of March 31, 2025, and the three months ended March 31, 2025 and 2024, respectively, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2024 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on the current operating plan of the Company, and excluding any potential licensing and product revenue, the Company believes that cash, cash equivalents, and marketable securities will be sufficient to fund the currently projected operating expenses and debt obligations for at least the next 12 months from the date the financial statements are issued. The Company has based projections of operating capital requirements on the current operating plan, which includes several assumptions that may prove to be incorrect, and the Company may use all available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order for the Company to carry out all of the planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any product candidates for which the Company may receive marketing approval; or conduct any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to secure additional funding, it could be forced to delay, reduce, or eliminate research and development programs and reproxalap commercialization efforts, whether alone or with others.

Curtailment of operations would cause significant delays in the efforts of the Company to develop and introduce products to market, which is critical to the realization of the business plan and the future operations of the Company.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the three months ended March 31, 2025, as compared to those identified in the 2024 Annual Report.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual periods for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.

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

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through March 31, 2025. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the Helio founders as a compensation expense and to the other former securityholders of Helio as an in-process research and development expense if there is no alternative future use. No milestones related to the remaining Milestone Shares are considered probable of being achieved as of March 31, 2025.

4.
NET LOSS PER SHARE

For the three months ended March 31, 2025 and 2024, diluted weighted average common shares outstanding is equal to basic weighted average common shares due to the net loss position of the Company.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	For the Three Months Ended March 31,
	2025	2024
Options to purchase common stock	8,336,518	7,883,793
Nonvested restricted stock units	391,023	732,056
Total of common stock equivalents	8,727,541	8,615,849

5.
CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At March 31, 2025, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$26,371,961	$—	$—	$26,371,961	$26,371,961	$—
Money market funds	23,978,656	—	—	23,978,656	23,978,656	—
Total cash and cash equivalents	$50,350,617	$—	$—	$50,350,617	$50,350,617	$—

U.S. government agency securities	39,705,862	2,426	(828)	39,707,460	—	39,707,460
Available for sale marketable securities (1)	39,705,862	2,426	(828)	39,707,460	—	39,707,460
Total cash, cash equivalents, and current marketable securities					$50,350,617	$39,707,460

(1)
Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all cash equivalents and available for sale securities were less than one year at March 31, 2025.

At December 31, 2024, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$23,734,013	$—	$23,734,013	$23,734,013	$—
Money market funds	30,793,079	—	30,793,079	30,793,079	—
Total cash and cash equivalents	$54,527,092	$—	$54,527,092	$54,527,092	$—

U.S. government agency securities	$46,586,738	$37,442	46,624,180	—	46,624,180
Available for sale marketable securities (1)	46,586,738	—		—	46,624,180
Total cash, cash equivalents, and current marketable securities				$54,527,092	$46,624,180

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

The following table presents information about the Company’s assets measured at fair value at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$23,978,656	$—	$—	$23,978,656
U.S. government agency securities (b)	39,707,460	—	—	39,707,460
Total assets at fair value	$63,686,116	$—	$—	$63,686,116

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$30,793,079	$—	$—	$30,793,079
U.S. government agency securities (b)	46,624,180	—	—	46,624,180
Total assets at fair value	$77,417,259	$—	$—	$77,417,259

a)
Money market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.
b)
U.S. government agency securities are valued based on observable market prices in active markets.

There were no liabilities measured at fair value at March 31, 2025 or December 31, 2024.

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

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2025 and December 31, 2024 were:

	March 31,	December 31,
	2025	2024
Deferred research and development expenses	$1,441,812	$2,211,963
Prepaid insurance expenses	141,059	408,091
Other current receivables	755,545	—
Miscellaneous prepaid expenses and other current assets	332,282	301,152
Total prepaid expenses and other current assets	$2,670,698	$2,921,206

8.
ACCRUED EXPENSES

Accrued expenses at March 31, 2025 and December 31, 2024 were:

	March 31,	December 31,
	2025	2024
Accrued compensation	$4,262,839	$4,333,216
Accrued research and development expenses	2,761,615	7,228,922
Accrued other expenses	659,900	556,229
Total accrued expenses	$7,684,354	$12,118,367

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

On December 22, 2022, the Company entered into the Second Amendment to the Loan and Security Agreement (Second Amendment), which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement were to be made from May 1, 2023 to May 1, 2024; (ii) extended the Maturity Date from October 1, 2023 to October 1, 2024; (iii) extended the availability of the Fourth Loan Tranche commitment of $20 million, which expired unutilized on May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (a) the Maturity Date, as amended, or (b) repayment of the aggregate amount of advances under the Loan and Security Agreement. The initial end of term charge of $1,042,500 (End of Term Charge) was paid on October 2, 2023.

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

In connection with the Hercules Credit Facility, the Company has incurred; a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, the End of Term Charge, which was paid in October 2023, and the Supplemental End of Term Charge, which was paid in October 2024. In addition, the Company will be required to pay the Second Supplemental End of Term Charge. The fees and transaction costs are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. Using the effective interest method, the End of Term Charge was amortized to interest expense from 2019 through October 2023, the Supplemental End of Term Charge was amortized to interest expense from December 2022 through October 2024, and the Second Supplemental End of Term Charge is amortized to interest expense from September 2024 through the Maturity Date. The effective interest rate was 12.4% at March 31, 2025. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment.

As of March 31, 2025, $15 million has been funded under the Loan and Security Agreement and no additional amounts were available to the Company for borrowing.

Long-term debt consisted of the following:

	March 31,	December 31,
	2025	2024
Term loan payable	$15,000,000	$15,000,000
Second supplemental end of term charge	100,000	33,333
Unamortized debt issuance costs	(1,471)	(1,961)
Less: current portion	—	(31,372)
Total long-term debt	$15,098,529	$15,000,000

Future principal payments, including the Second Supplemental End of Term Charge, are as follows for the years ending December 31:

2025	$—
2026	15,300,000
Total	$15,300,000

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of March 31, 2025, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10.
STOCKHOLDERS’ EQUITY

In August 2024, the Company entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which the Company has the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of March 31, 2025, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

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

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (Section 382 and 383), a corporation that undergoes an “ownership change” is subject to limitations on the ability to utilize pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2021, the Company believes it underwent four ownership changes. However, management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized “built-in-gains”) is sufficient so that no current impairment of pre-ownership change tax attributes is required. The Company does not believe an ownership change has occurred from December 31, 2021, through March 31, 2025, based on a review of equity history during that period. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause existing tax attributes to incur additional limitations.

As of March 31, 2025, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2024, 2023, 2022, and 2021. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

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

12.
STOCK-BASED COMPENSATION

The Company approved the 2013 Equity Incentive Plan in October 2013, which was amended in June 2016 and June 2018 (Amended 2013 Plan). The Amended 2013 Plan provided for the granting of stock options, restricted stock units (RSU), stock appreciation rights, and stock units to certain employees, members of the board of directors and consultants of the Company.

In May 2023, the Company's Board of Directors approved the 2023 Equity Incentive Plan (the 2023 Equity Plan) to replace the Amended 2013 Plan. On June 30, 2023, the Company's stockholders approved the 2023 Equity Plan at the Company's 2023 annual meeting of stockholders. Pursuant to the 2023 Equity Plan, the Company will not make any further grants under the Amended 2013 Plan following June 30, 2023, though awards previously granted under the Amended 2013 Plan will remain outstanding. The 2023 Equity Plan is effective for a period of ten years after June 30, 2023, and a total of 5,450,000 shares of the Company’s common stock, in addition to shares of the Company’s common stock that are subject to awards granted under the Amended 2013 Plan that are outstanding as of such date and that are subsequently forfeited, cancelled, or expire before being exercised or settled in full, are authorized for issuance under the 2023 Equity Plan. As of March 31, 2025, there were 2,964,183 shares of common stock available for grant under the 2023 Equity Plan.

In 2022, the Company granted cash awards under the Management Cash Incentive Plan, as amended (the Management Cash Incentive Plan). The Management Cash Incentive Plan, which was adopted in 2016, provides participants with the opportunity to earn cash incentive awards for the achievement of goals relating to the performance of the Company. The cash awards, which are equal in value to the amount by which the then value of the Company’s common stock on the Nasdaq Capital Market (Nasdaq) exceeds the base values, vest in four annual installments from the date of grant based on continued service and entitle employees to receive a cash payment on the earlier of (i) four years from the date of grant, or (ii) a change of control. As of March 31, 2025, $0.4 million was accrued as compensation expense for vested cash awards.

In 2022, the Company granted performance cash settled bonus awards (CSBUs) under the Management Cash Incentive Plan. As the performance criteria had been met, the awards, which are equal in value to the closing price per share of the Company's common stock on Nasdaq on the payment date, will vest in four annual installments from the date of grant based on continued service, and entitle employees to receive cash payments for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control. As of March 31, 2025, $3.5 million was accrued as compensation expense for CSBUs as the Performance Criteria was met in February 2023.

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

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$1,321,086	$864,184
General and administrative expenses	902,927	684,653
Total stock-based compensation expense	$2,224,013	$1,548,837

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2024	7,621,580	$5.64	6.34	$4,885,683
Granted	1,089,637	6.17		—
Exercised/Released	(240,209)	4.09		360,727
Expired	(134,490)	9.99		—
Outstanding at March 31, 2025	8,336,518	$5.69	6.81	$8,154,571
Exercisable at March 31, 2025	5,191,022	$6.17	5.45	$4,634,583

(a)
The aggregate intrinsic value in the above table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2025 of $5.75 and the per share exercise price of the underlying options.

As of March 31, 2025, unamortized stock-based compensation for stock options outstanding was $10.6 million and is expected to be recognized over a weighted average period of 2.92 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	540,965	$5.49
Vested	(149,942)	5.97
Outstanding at March 31, 2025	391,023	$5.30

There were no RSUs granted during the three months ended March 31, 2025. The total grant date fair value of RSUs vested was $0.9 million for the three months ended March 31, 2025. As of March 31, 2025, the outstanding RSUs had unamortized stock-based compensation of $1.6 million with a weighted-average remaining recognition period of 1.41 years and an aggregate intrinsic value of $2.2 million.

Employee Stock Purchase Plan

At March 31, 2025, the Company had 3,510,546 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Three Months Ended March 31,
	2025	2024
Weighted-average grant-date fair value per share	$—	$1.44
Total stock-based compensation expense	$—	$5,099

13.
LEASES

The Company currently leases office space to conduct business operations. Lease renewal options are regularly evaluated, and when the exercise of an option is reasonably certain, the Company includes the renewal period in the lease term.

The lease does not specify an implicit rate. Based on information available at the lease commencement date, the Company uses the incremental borrowing rate in order to determine the present value of lease payments.

In November 2023, the Company entered into a lease amendment extending the lease by 12 months, through December 31, 2024. The amendment also included two additional 12-month extension options. Each option was exercised by providing written notice to the landlord at least nine months in advance.

In April 2024, the Company exercised the first extension option, extending the lease through December 2025. The extension was reflected in the financial statements as of December 31, 2023.

In April 2025, the Company exercised the second extension option, further extending the lease through December 2026. The extension is reflected on the balance sheet as of March 31, 2025.

As of March 31, 2025, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.5 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of March 31, 2025 is 9.1%. The weighted average remaining lease term as of March 31, 2025 was 1.75 years. The operating lease expense for the three months ended March 31, 2025 was $67.8 thousand. Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of March 31, 2025 is as follows:

2025 remaining total lease payments	$508,461
Less: effect of discounting	(40,350)
Present value of lease liabilities	$468,111

Current operating lease liabilities	$255,342
Non-current operating lease liabilities	$212,769
Total	$468,111

The Company’s gross future minimum payments under all non-cancelable operating leases as of March 31, 2025, are:

	Total	2025	2026	2027	2028
Operating Lease Obligations	$508,461	$213,904	$294,557	$—	$—

14.
COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through March 31, 2025, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

In consideration for the rights licensed under the MEEI Agreement, Helio Vision issued MEEI a number of shares of preferred stock and Helio Vision agreed, during the term of the agreement, to pay non-creditable nonrefundable license maintenance fees to MEEI of $15,000 on each of the second and third anniversary of the agreement, $25,000 on each of the fourth and fifth anniversary of the agreement, and $35,000 on the sixth and each subsequent anniversary of the agreement. In addition, Helio Vision was obligated to make future sales-dependent milestone payments to MEEI of up to low seven figures in the aggregate, as well as royalty payments to MEEI at a rate which, as a percentage of net sales, is in the low single digits for products that incorporate or use the MEEI Patent Rights. Helio is also obligated under the MEEI Agreement to pay MEEI a percentage of certain sublicense revenue at a percentage rate that descends from low-double digits to mid-single digits based on the date of the sublicense. Following the Company’s acquisition of Helio Vision, the Company became obligated to make any future payments previously owed by Helio under the MEEI Agreement. There is no additional equity consideration issuable under the MEEI Agreement.

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

Legal Proceedings

On July 31, 2023, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against the Company and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). On January 2, 2024, the lead plaintiff filed an amended complaint. The lawsuit alleged violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleged that the defendants made false or misleading statements or failed to disclose certain information concerning (i) the NDA for and the prospects of ADX‑2191 for the treatment of primary vitreoretinal lymphoma and (ii) the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit sought, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired our securities between January 7, 2021, and October 16, 2023, as well as attorneys’ fees and costs. On March 14, 2025, the court granted defendants’ motion to dismiss the entire case with prejudice.

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

On November 15, 2024, the Company entered into the Expansion Side Letter (the Expansion Letter) with AbbVie, which amended certain terms of the Option Agreement. The Expansion Letter makes certain changes to the Option Agreement, among other things, providing that the Company will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the Option and entry into the Collaboration Agreement, such that 60% of the Company's allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the Option and the Company and AbbVie do not execute the Collaboration Agreement, the Company will remain solely responsible for such launch activities costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the Option Agreement) was further modified to ten (10) business days following the date, if any, that the Company receives approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide the Company notice in case AbbVie determines that it will not exercise the Option.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay the Company a $100.0 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, the Company would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution. In the United States, the Company would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for the Company. Outside of the United States, the Company would be eligible to receive tiered royalties on net sales of reproxalap. As of May 14, 2025, AbbVie has not exercised the Option.

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

16.
SEGMENT REPORTING

The Company operates through a single operating and reportable segment focused on the discovery and development of innovative therapies designed to treat immune-mediated and metabolic diseases. The segment's approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. The Company's product candidates include RASP (reactive aldehyde species) modulators ADX‑629, ADX‑248, ADX‑743, ADX‑631, and chemically related molecules for the potential treatment of systemic and retinal immune-mediated and metabolic diseases. The Company's late-stage product candidates are reproxalap, a RASP modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX‑2191, a novel formulation of intravitreal methotrexate for the potential treatment of retinitis pigmentosa. The Company's tangible assets are held in the United States. The Company manages all business activities on a consolidated basis. The Company's chief operating decision maker (CODM) is the Chief Executive Officer.

The accounting policies of the operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM evaluates the performance of the operating segment and allocates resources based on net income (loss) that also is reported on the consolidated income statement as net loss. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.

The CODM uses net income (loss) to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources. The significant expenses are presented on the Company’s Consolidated Statements of Operations.

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
•
the likelihood and timing of a potential resubmission of a new drug application (NDA) for reproxalap (the Reproxalap NDA);
•
the likelihood and timing of the FDA's potential acceptance and approval of the Reproxalap NDA;
•
the adequacy of the data included in potential resubmission of the Reproxalap NDA or supplemental responses to the FDA;
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

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10‑Q. We also encourage you to read our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 28, 2025 (2024 Annual Report), and which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in our 2024 Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this Quarterly Report on Form 10‑Q should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K, and 10-K, which may supplement, modify, supersede, or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that our results will lead to the expected consequences to, or effects on us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

Aldeyra Therapeutics, Inc., including its wholly owned subsidiaries (we, us, or the Company), is a biotechnology company devoted to discovering and developing innovative therapies designed to treat immune-mediated and metabolic diseases. Our approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. Our product candidates include RASP (reactive aldehyde species) modulators ADX‑629, ADX‑248, ADX‑743, ADX‑631, and chemically related molecules for the potential treatment of systemic and retinal immune-mediated and metabolic diseases. Our late-stage product candidates are reproxalap, a RASP modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX‑2191, a novel formulation of intravitreal methotrexate for the potential treatment of retinitis pigmentosa. Our development pipeline, as of the date of filing of this Quarterly Report on Form 10-Q is illustrated below.

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of May 14, 2025, AbbVie has not exercised the Option.

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

In August 2024, we entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of March 31, 2025, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been funded as of March 31, 2025. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. In December 2022, the Hercules Credit Facility was amended to, among other things, (i) extend the expiration of the period in which interest-only payments on borrowings from May 1, 2023 to May 1, 2024; (ii) extend the Maturity Date from October 1, 2023 to October 1, 2024; and (iii) extend the availability of the $20.0 million draw-down from May 2023 to May 2024, subject to the satisfaction of certain conditions contained therein. The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. On April 29, 2024, the Hercules Credit Facility was amended to, among other things, extend the expiration of the period in which interest-only payments on borrowings under the Hercules Credit Facility are made from May 1, 2024 to October 1, 2024. On September 30, 2024, the Hercules Credit Facility was amended to, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from October 1, 2024 to April 1, 2026; (ii) extended the Maturity Date from October 1, 2024 to April 1, 2026; and (iii) amended the term loan interest rate to be the greater of (a) the Prime Rate (as defined in the Hercules Credit Facility) plus 3.10%, or (b) 11.10%. On October 28, 2024, the Hercules Credit Facility was further amended to, among other things, introduce new definitions to include holding investments in a wholly owned subsidiary structured as a Massachusetts Security Corporation. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of March 31, 2025, $15.0 million was outstanding under the Hercules Credit Facility, and no amounts remained available for borrowing.

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

To date, substantially all of our research and development expenses have been incurred in connection with reproxalap and ADX‑2191, as well as the proof of concept trials with ADX‑629. We expect our research and development expenses to increase for the foreseeable future as we advance ADX‑246, ADX‑248 and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates. The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

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

We do not expect reproxalap or any of our other product candidates to be commercially available, if at all, before at least the second half of 2025.

General and administrative expenses

During the three months ended March 31, 2025 and 2024, our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums, consulting, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly traded company, and maintaining compliance with exchange listing and SEC requirements. The general and administrative expense increases will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the three months ended March 31, 2025, comprehensive loss is equal to our net loss of $9.9 million and our net unrealized loss on marketable securities of $36.0 thousand. For the three months ended March 31, 2024, comprehensive loss is equal to our net loss of $8.1 million and $3.0 thousand of losses on marketable securities reclassified to net loss.

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

There were no material changes to our critical accounting estimates during the three months ended March 31, 2025, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2024 Annual Report.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including the progress of our research and development efforts, the timing and outcome of clinical trials, the timing and outcome of regulatory submissions, regulatory requirements, and the exercise, if any, of the Option, including any related commercialization costs. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses.

Three months ended March 31, 2025 compared to three months ended March 31, 2024

	For the Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	Percent

Research and development	$7,423,324	$6,183,508	$1,239,816	20.1%
General and administrative	3,004,135	3,210,357	(206,222)	(6.4%)
Loss from operations	(10,427,459)	(9,393,865)	(1,033,594)	11.0%
Other income (expense):
Interest income	981,487	1,810,269	(828,782)	(45.8%)
Interest expense	(483,529)	(498,526)	14,997	(3.0%)
Total other income, net	497,958	1,311,743	(813,785)	(62.0%)
Net loss	$(9,929,501)	$(8,082,122)	$(1,847,379)	22.9%

Research and development expenses. Research and development expenses were $7.4 million for the three months ended March 31, 2025, compared to $6.2 million for the three months ended March 31, 2024. The increase of $1.2 million was primarily related to an increase of $1.3 million in external clinical development costs and $0.4 million in personnel costs, which was partially offset by a decrease of $0.5 million in preclinical expenditures.

For three months ended March 31, 2025, approximately 40% of the total research and development expenses related to the advancement of late-stage product candidates. The late-stage product candidate spend during the three months ended March 31, 2025, was primarily attributable to reproxalap. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results is a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and administrative expenses. General and administrative expenses were $3.0 million for the three months ended March 31, 2025, compared to $3.2 million for the three months ended March 31, 2024. The decrease of $0.2 million was primarily related to a decrease of $0.4 million in legal costs, which were partially offset by an increase of $0.1 million in personnel costs.

Other income (expense). Total other income (expense), net, was $0.5 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in net other income of $0.8 million was principally due to lower investment balance and a decrease in interest income as a result of decreased interest rates on our investments.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At March 31, 2025, we had total stockholders’ equity of approximately $63.6 million , and cash, cash equivalents, and marketable securities of $90.1 million. During the three months ended March 31, 2025, we had a net loss of approximately $9.9 million. We expect to generate operating losses for the foreseeable future.

In August 2024, we entered into the 2024 Jefferies Sales Agreement under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of March 31, 2025, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility (the Loan and Security Agreement), pursuant to which a term loan of up to an aggregate principal amount of $60.0 million may be made available to us. The Loan and Security Agreement provides for (i) an initial term loan advance of up to $5.0 million at our option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at our option, available to us upon the occurrence of certain funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at our option, subject to approval by Lender’s investment committee. We drew down the 2019 Tranche in full in September 2019 and the 2020 Tranche and the 2021 Tranche expired unutilized prior to us satisfying the funding conditions for such tranche. On April 20, 2021, we entered into the First Amendment (First Amendment) to Loan and Security Agreement with Hercules. The First Amendment, among other things, (i) increased the Fourth Loan Tranche from $10.0 million to $20.0 million and extended the deadline for drawing down the Fourth Loan Tranche to July 1, 2022; (ii) lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement to the greater of (a) the Prime Rate plus 3.10% or (b) 8.60%; (iii) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are required from May 1, 2021 to July 1, 2022; and (iv) following the satisfaction of certain conditions, which conditions were satisfied in April 2021, further extended the expiration of the interest-only period and the deadline for drawing down the Fourth Loan Tranche to May 1, 2023. On December 22, 2022, we entered into the Second Amendment (Second Amendment) to the Loan and Security Agreement with Hercules, which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2023 to May 1, 2024; (ii) extended the Maturity Date from October 1, 2023 to October 1, 2024 (Maturity Date); (iii) extended the availability of the Fourth Loan Tranche commitment of $20.0 million from May 1, 2023 to May 1, 2024, which expired unutilized on May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (A) the Maturity Date, as amended, or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. The initial end of term charge of $1,042,500 (End of Term Charge) was paid on October 2, 2023. On April 29, 2024, we entered into the Third Amendment (Third Amendment) to the Loan and Security Agreement with Hercules. The Third Amendment, among other things, extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from May 1, 2024 to October 1, 2024. On September 30, 2024, we entered into the Fourth Amendment (Fourth Amendment) to the Loan and Security Agreement with Hercules. The Fourth Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from October 1, 2024 to April 1, 2026; (ii) extended the Maturity Date from October 1, 2024 to April 1, 2026; and (iii) amended the term loan interest rate to be the greater of (a) the Prime Rate (as defined in the Loan and Security Agreement) plus 3.10%, or (b) 11.10%. In addition, a supplemental end of term charge of $300,000 (Second Supplemental End of Term Charge) shall be due on the earlier of (A) the Maturity Date, as amended, or (B) repayment of the aggregate amount of advances under the Loan and Security Agreement. The Supplemental End of Term Charge of $292,500 was paid on October 1, 2024.

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, in each case subject to customary exceptions, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets. As of March 31, 2025, $15.0 million was outstanding under the Hercules Credit Facility and no amounts remained available for borrowing.

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory, and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of May 14, 2025, AbbVie has not exercised the Option.

Based on our current operating plan, and excluding any potential licensing and product revenue, we believe that our cash, cash equivalents, and marketable securities as of March 31, 2025, will be sufficient to fund our currently projected operating expenses and debt obligations into 2027, including continued early and late-stage development of our product candidates in immune-mediated and metabolic diseases. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization (as applicable) of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources in order to carry out all of our planned research and development activities and regulatory activities; commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates; or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap, and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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
•
costs incurred in defending ourselves in any legal proceedings that we currently are or may be subject to; and
•
costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights.

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for these financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. These financings also may significantly dilute the ownership of our existing stockholders. We are in a period of economic uncertainty, escalating trade tensions, inflation, and capital markets disruption, which has been significantly impacted by adverse developments affecting the financial services industry, geopolitical instability due to, among other things, the continued hostilities in Ukraine, Israel, and the surrounding areas. In addition, the disruption in the capital markets could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities, which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(12,469,699)	$(9,972,687)
Net cash provided by (used in) investing activities	7,290,414	(30,376,620)
Net cash provided by financing activities	1,002,810	18,191
Net decrease in cash and cash equivalents	$(4,176,475)	$(40,331,116)

Operating Activities. Net cash used in operating activities was $12.5 million for the three months ended March 31, 2025, compared to net cash used in operating activities of $10.0 million for the same period in 2024. The primary use of cash was to fund our operations. The increase in the amount of cash used in operating activities for the three months ended March 31, 2025 as compared to 2024 was principally due to an increase in net loss, primarily from research and development activities; changes in accrued expenses, due to the amount and timing of payments for research and development activities; and changes in prepayments, due to timing of payment and collection of a receivable for the three months ended March 31, 2025 compared to the same period in 2024.

Investing Activities. Net cash provided by investing activities was $7.3 million for the three months ended March 31, 2025, and $30.4 million used in investing activities for the three months ended March 31, 2024. Net cash provided by investing activities related to maturities of marketable securities offset by purchases of marketable securities for the three months ended March 31, 2025. Net cash used in investing activities related to purchases of marketable securities for the three months ended March 31, 2024.

Financing Activities. Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2025, compared to $18.2 thousand for the three months ended March 31, 2024. The net cash provided by financing activities for the three months ended March 31, 2025 consisted primarily of exercises of option. The net cash provided by financing activities for the three months ended March 31, 2024 consisted of stock purchases under the employee stock purchase plan.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On July 31, 2023, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against us and certain current and former officers, captioned Juliana Paice v. Aldeyra Therapeutics, Inc., et al. (No. 23-cv-11737). On January 2, 2024, the lead plaintiff filed an amended complaint. The lawsuit alleged violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleged that the defendants made false or misleading statements or failed to disclose certain information concerning (i) the NDA for and the prospects of ADX‑2191 for the treatment of primary vitreoretinal lymphoma and (ii) the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit sought, among other things, compensatory damages on behalf of herself and all persons and entities that purchased or otherwise acquired our securities between January 7, 2021, and October 16, 2023, as well as attorneys’ fees and costs. On March 14, 2025, the court granted defendants’ motion to dismiss the entire case with prejudice.

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
•
To generate revenue, we will depend on FDA approval and successful commercialization of reproxalap. Our success in obtaining regulatory approval of reproxalap from the FDA depends on whether we successfully address the issues raised by the FDA in the reproxalap Complete Response Letter, and our ability to address any issues the FDA may raise in the future. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.
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
•
Adverse developments affecting the biotechnology industry, which could adversely affect our current and projected business operations, our financial condition, and our results of operations.

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
•
the FDA, or comparable foreign bodies, may require additional clinical data, as was the case with the Complete Response Letters;
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

To generate revenue, we will depend on FDA approval and successful commercialization of reproxalap. Our success in obtaining regulatory approval of reproxalap from the FDA depends on whether we successfully address the issues raised by the FDA in the reproxalap Complete Response Letters, and our ability to address any issues the FDA may raise in the future. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. We submitted an NDA for reproxalap for the treatment of the signs and symptoms of dry eye disease in December 2022. In February 2023, the FDA accepted the Reproxalap NDA for filing and set a PDUFA date of November 23, 2023. On November 27, 2023, we announced that we had received a Complete Response Letter from the FDA (the reproxalap Complete Response Letter). In the reproxalap Complete Response Letter, the FDA stated that the NDA did not demonstrate “efficacy in treating ocular symptoms associated with dry eyes” and that “at least one additional adequate and well-controlled study to demonstrate a positive effect on the treatment of ocular symptoms of dry eye” should be conducted. On November 16, 2023, prior to receiving the reproxalap Complete Response Letter, we submitted to the FDA a Special Protocol Assessment (SPA) for a proposed Phase 3 dry eye disease chamber crossover clinical trial (the chamber crossover trial). A SPA is an advanced declaration from the FDA that a planned trial’s design, clinical endpoints, and statistical analyses could potentially result in data acceptable for FDA review towards approval for the proposed indication. In response to the SPA, the FDA issued a SPA - No Agreement letter which provided feedback to us on the proposed chamber crossover trial. Based on the feedback, we amended the design and protocol of the chamber crossover trial and, per FDA SPA Guidance, held a Type A meeting with the FDA. The chamber crossover trial, as announced on August 8, 2024, achieved the primary endpoint (P=0.004) of reducing patient-reported ocular discomfort in a dry eye chamber. In October 2024, we filed the Resubmitted NDA, which included results from the completed chamber crossover trial. On November 18, 2024, we announced that the FDA had accepted for review the Resubmitted NDA and assigned a PDUFA date of April 2, 2025. On April 3, 2025, we announced that we had received a Complete Response Letter from the FDA (2025 Complete Response Letter, and collectively with the reproxalap Complete Response Letter, the Complete Responses Letters). In the 2025 Complete Response Letter, the FDA stated that the Resubmitted NDA “failed to demonstrate efficacy in adequate and well controlled studies in treating ocular symptoms associated with dry eyes” and that “at least one additional adequate and well controlled study to demonstrate a positive effect on the treatment of ocular symptoms of dry eye” should be conducted. The letter identified concerns with the data from the trial submitted to the NDA that may have affected interpretation of the results, which the FDA stated may be related to methodological issues, including a difference in baseline scores across treatment arms. We announced the results from the two additional dry eye disease trials in the second quarter of 2025. Pending discussions with the FDA, we intend to resubmit the Reproxalap NDA mid-year 2025. In connection with the planned discussions with the FDA or the review of a potential NDA resubmission, the FDA could require additional studies or clinical trials, and the submission of the results of those studies or clinical trials before a potential NDA resubmission will be reconsidered, which would require us to expend more resources than we planned or that are available to us, and could substantially delay acceptance and/or approval, if any, of a potential NDA resubmission. Any such requirement would increase our costs, delay approval, and commercialization of reproxalap for the treatment of dry eye disease and would have a material adverse effect on our business and financial condition.

Additionally, the FDA has substantial discretion in the approval process and may disagree with our interpretation of, or the sufficiency of, the data from our clinical trials. Clinical trial results frequently are susceptible to varying interpretations, and regulatory authorities may disagree on what are appropriate methods for analyzing data, which may delay, limit, or prevent regulatory approvals. There can be no assurance that the potential NDA resubmission to the FDA will be accepted and/or approved in a timely manner or at all. If marketing approval for reproxalap is delayed, limited, or denied, our ability to market reproxalap, and our ability to generate product sales, would be adversely affected. Even if reproxalap is approved for the treatment of dry eye disease, the FDA may limit use to certain patient populations, include extensive warnings on the product labeling, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of reproxalap.

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

Obtaining coverage and reimbursement approval for a product candidate from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical, and cost effectiveness data for the use of the applicable product candidate to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Further, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to commercialize certain of our product candidates profitably, or at all, even if approved. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to the United States healthcare system, including changes to the methods for, and amounts of, Medicare reimbursement. Many members of the United States Congress have attempted to repeal and replace the Patient Protection and Affordable Care Act (PPACA), but they have been unsuccessful in doing so as of the date of the filing of this report. We cannot predict the ultimate form or timing of any repeal or replacement of PPACA or the effect such repeal or replacement would have on our business. Regardless of the impact of repeal or replacement of PPACA on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. On April 15, 2025, President Trump issued an executive order directing the Secretary of the Department of Health and Human Services (HHS) to take certain actions on drug pricing reform, including working with Congress on amendments to the IRA and rulemaking to establish new Medicare payment models for so-called “high-cost” prescription drugs and biological products. These reforms could significantly reduce payments from Medicare and Medicaid over the next ten years. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling of payments, or the imposition of enrollment limitations on new providers, may change the availability, methods, and rates of reimbursements from Medicare, private insurers, and other third-party payers for our current and future product candidates, if any, for which we are able to obtain regulatory approval. Some of these changes and proposed changes could result in reduced reimbursement rates for such product candidates, if approved, which would adversely affect our business strategy, operations, and financial results.

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

There remains general uncertainty regarding future activities. New executive orders, regulations, policies, or guidance could be issued or promulgated that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies, or guidance, there could be a material adverse effect on us and our business.

In connection with new initiatives, the policies of the FDA or other regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation, judicial, administrative, or executive action, either in the United States or abroad.

We face uncertainty regarding potential regulatory developments that may adversely affect our business.

We face uncertainty regarding the potential for changes in the regulatory environment following the change in presidential administration in January 2025. While many of the Trump administration's proposed policies appear to be focused on deregulation, the new administration and federal government could adopt legislation, regulation, or policy that adversely affects our business or creates a more challenging and costly environment to pursue the development and commercialization of our product candidates. For example, the federal government, including the HHS, and the FDA, may implement legislative, regulatory, or policy changes regarding the standards for approving new product candidates. Additionally, because one objective of the current Trump administration is to decrease spending in the federal government, there have been FDA staff reductions, which could impact the FDA's ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how executive actions that may be taken under the current Trump administration may affect the FDA's ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA's ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the three months ended March 31, 2025 and 2024 was approximately $9.9 million and $8.1 million, respectively. As of March 31, 2025, we had total stockholders’ equity of $63.6 million and an accumulated deficit of $460.0 million. Losses have resulted principally from costs incurred in our clinical trials and research and development programs, and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved and we do not enter into collaboration agreements with third parties, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We currently generate no revenue from sales, and we may never be able to commercialize reproxalap or our other product candidates. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We do not expect to generate revenue from sales of our product candidates that is sufficient to achieve profitability, excluding any upfront licensing fees we may receive, unless and until we obtain marketing approval for and commercialize one or more of our product candidates. We do not expect to commercialize reproxalap alone or with others or any of our other product candidates before at least the second half of 2025, if ever. Achieving profitability will require us or our partners, if any, to be successful in a range of challenging activities, including:

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income or tax due. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through March 31, 2025, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

Governments may impose price controls, which may adversely affect our future profitability.

We intend to seek approval to market our product candidates in both the United States and in foreign jurisdictions. If we obtain approval to market our product candidates in the United States, we will be subject to the Inflation Reduction Act of 2022 (IRA), which, among other things, will allow HHS to negotiate the selling price of certain drugs and biologics that Centers for Medicare & Medicaid Services (CMS) reimburses under Medicare Part B and Part D. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product candidates. In some foreign countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In such countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. Furthermore, in some European countries, the authorities conduct a Health Technology Appraisal to assess the cost-effectiveness of the product, which may significantly impact effective access to the market. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Financial instability or a general decline in economic conditions in the U.S. and other countries, caused by political instability, conflict, and economic challenges resulting from general health crises, has led to market disruptions, including significant volatility in commodity prices, credit and capital market instability, and supply chain interruptions. Such volatility, instability, and interruptions have contributed to record inflation globally and could adversely affect our operations. Increased inflation may result in higher operating costs (including labor costs), reduced liquidity, and limitations on our ability to access credit or raise capital on acceptable terms, if at all. Changes in trade laws or policies, particularly increased trade restrictions, tariffs, or taxes on imports from countries where we manufacture products, could have a material adverse effect on our business and financial results. For example, the U.S. government has made statements and taken certain actions that may lead to changes in U.S. and international trade policies towards China and other countries. What additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the United States, tax policy related to international commerce, or other trade matters is unclear. Any unfavorable government policies on international trade, such as capital controls or tariffs, or any countermeasures imposed in response thereto, may negatively affect the demand and competitive position of our product candidates, if approved for commercial sale, negatively affect our costs, or negatively impact our supply chain, among other potential negative impacts. If any new tariffs, legislation, and/or regulations are implemented, or if existing trade agreements are renegotiated, or in particular, if the U.S. government or other governments take retaliatory trade actions due to the recent trade tensions, including U.S.-China trade tensions, such changes could have an adverse effect on our business, financial condition, and results of operations. Consequently, we cannot assure that any strategies we implement to mitigate the effects of such tariffs or trade actions will be successful. In addition, the U.S. Federal Reserve has raised, and may continue to raise, interest rates in response to concerns about inflation. Inflation, combined with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten associated risks. Economic conditions and uncertainty regarding the broader macroeconomic environment are beyond our control and may make obtaining necessary debt or equity financing more difficult, costly, and dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, an economic downturn or a significant increase in expenses could necessitate additional financing under less favorable conditions, including unattractive interest rates or excessively dilutive terms for existing stockholders. Failure to secure necessary financing in a timely manner and on favorable terms could materially and adversely affect our stock price and force us to delay or abandon clinical development plans.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits. Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

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

As of March 31, 2025, we had only 8 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

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

We also rely on our contract manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. We do not have any control over the process or timing of the acquisition of raw materials by our contract manufacturers. Moreover, we currently do not have agreements in place for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial, including as a result of increased trade restrictions and tariffs, could considerably delay completion of that clinical trial, product candidate testing, and potential regulatory approval of that product candidate.

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

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails or artificial intelligence to misappropriate passwords, payment information, or other personal information, or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets, or other devices. Despite our efforts to mitigate the effectiveness of such malicious actions through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. Security risks may be heightened as a result of remote working arrangements. In addition, due to the political uncertainty involving the continued hostilities in Ukraine and Israel and the surrounding areas, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Any of these events or circumstances could materially adversely affect our business, financial condition, and operating results.

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our future products or the amounts of reimbursement available for our future products from governmental agencies or third-party payors.

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

As of March 31, 2025, we only had 8 full-time employees. We currently plan to commercialize reproxalap through a collaboration with AbbVie, should AbbVie choose to exercise the Option. However, if AbbVie elects not to exercise the Option, we may need to grow our organization to continue development and pursue the potential commercialization of reproxalap, either alone or with another third party. In addition, we expect that we will need to grow our organization to continue development and pursue the potential commercialization of our other product candidates, as well as function as a public company. As we seek to advance reproxalap, alone or with others, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively, and hire, train, and integrate additional clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to identify, recruit, or integrate additional personnel, and our failure to do so could prevent us from successfully growing our company.

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

If there is no lawful manner for us to transfer personal data from the EEA, UK, or Switzerland to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third-parties, which could limit our ability to conduct clinical trial activities in Europe or elsewhere, and injunctions against our processing or transferring of personal data necessary to operate our business.

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

To date, there have been several U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the HHS, the Department of Labor, and the Treasury.

It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability, and we cannot predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation or administrative actions.

Moreover, the results of the 2024 Presidential and Congressional elections, and potential subsequent developments, increase the uncertainty related to the healthcare regulatory environment. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the APA “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. For additional information, see the risk factor above titled “The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges.”

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

Concerns over economic recession, elevated interest rates and inflation, adverse developments affecting the biotechnology industry, supply chain delays and disruptions, priorities of the U.S. presidential administration and related changes in laws, regulations, and policies, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the continued hostilities in Ukraine and Israel and the surrounding areas, could lead to disruption, instability, and volatility in global markets and industries. In connection with the hostilities between Russia and Ukraine, the U.S. government and other governments and jurisdictions have imposed severe economic sanctions and export controls against

Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of such measures, as well as potential responses to them by Russia, is unknown.

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

As of March 31, 2025, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 39% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. Concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 1, 2020, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Head of Finance, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aldeyra Therapeutics, Inc.

May 14, 2025	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

May 14, 2025	/s/ Michael Alfieri
Michael Alfieri
Head of Finance
(Principal Financial and Principal Accounting Officer)