Form 10-Q
period 2025-06-30
Aldeyra Therapeutics, Inc.
filed 2025-08-07
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 5, 2025, there were 59,895,588 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2025

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2025	December 31,
	(unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$41,241,269	$54,527,092
Marketable securities	40,678,370	46,624,180
Prepaid expenses and other current assets	2,638,589	2,921,206
Total current assets	84,558,228	104,072,478
Deferred offering costs	—	267,261
Right-of-use assets	404,660	266,955
Total assets	$84,962,888	$104,606,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,455,271	$180,453
Accrued expenses	6,663,580	12,118,367
Current portion of debt	15,148,897	31,372
Operating lease liabilities	263,551	271,631
Deferred collaboration revenue	6,000,000	6,000,000
Total current liabilities	29,531,299	18,601,823
Operating lease liabilities, long-term	143,447	—
Long-term debt, net of current portion	—	15,000,000
Total liabilities	29,674,746	33,601,823
Commitments and contingencies (Notes 3, 9, & 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 60,045,530 and 59,648,278 shares issued and outstanding, respectively	60,046	59,648
Additional paid-in capital	525,046,496	521,018,373
Accumulated other comprehensive (loss) income	(10,995)	37,442
Accumulated deficit	(469,807,405)	(450,110,592)
Total stockholders’ equity	55,288,142	71,004,871
Total liabilities and stockholders’ equity	$84,962,888	$104,606,694

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$8,505,229	$14,969,743	$15,928,552	$21,153,251
General and administrative	1,663,503	3,038,064	4,667,639	6,248,420
Loss from operations	(10,168,732)	(18,007,807)	(20,596,191)	(27,401,671)
Other income (expense):
Interest income	872,038	1,637,836	1,853,525	3,448,105
Interest expense	(470,618)	(477,601)	(954,147)	(976,128)
Total other income, net	401,420	1,160,235	899,378	2,471,977
Net loss	$(9,767,312)	$(16,847,572)	$(19,696,813)	$(24,929,694)
Net loss per share - basic and diluted	$(0.16)	$(0.28)	$(0.33)	$(0.42)
Weighted average common shares outstanding - basic and diluted	60,045,530	59,414,489	59,966,841	59,414,489

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(9,767,312)	$(16,847,572)	$(19,696,813)	$(24,929,694)
Other comprehensive loss:
Net unrealized loss on marketable securities	(12,593)	(6,629)	(48,437)	(9,658)
Total other comprehensive loss	$(12,593)	$(6,629)	$(48,437)	$(9,658)
Comprehensive loss	$(9,779,905)	$(16,854,201)	$(19,745,250)	$(24,939,352)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2024	59,648,278	$59,648	$521,018,373	$37,442	$(450,110,592)	$71,004,871
Stock-based compensation	—	—	3,025,711	—	—	3,025,711
Issuance of common stock, exercise of stock options	240,209	241	982,953	—	—	983,194
Issuance of common stock, employee stock purchase plan	7,101	7	19,609	—	—	19,616
Issuance of common stock, vested restricted stock units	149,942	150	(150)	—	—	—
Other comprehensive loss	—	—	—	(48,437)	—	(48,437)
Net loss	—	—	—	—	(19,696,813)	(19,696,813)
Balance, June 30, 2025	60,045,530	$60,046	$525,046,496	$(10,995)	$(469,807,405)	$55,288,142

Balance, December 31, 2023	59,195,951	$59,196	$513,994,982	$—	$(394,259,148)	$119,795,030
Stock-based compensation	—	—	3,436,470	—	—	3,436,470
Issuance of common stock, employee stock purchase plan	6,097	7	18,184	—	—	18,191
Issuance of common stock, vested restricted stock units	212,441	212	(212)	—	—	—
Other comprehensive loss	—	—	—	(9,658)	—	(9,658)
Net loss	—	—	—	—	(24,929,694)	(24,929,694)
Balance, June 30, 2024	59,414,489	$59,415	$517,449,424	$(9,658)	$(419,188,842)	$98,310,339

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2025	60,045,530	$60,046	$523,577,026	$1,598	$(460,040,093)	$63,598,577
Stock-based compensation	—	—	1,469,470	—	—	1,469,470
Other comprehensive loss	—	—	—	(12,593)	—	(12,593)
Net loss	—	—	—	—	(9,767,312)	(9,767,312)
Balance, June 30, 2025	60,045,530	$60,046	$525,046,496	$(10,995)	$(469,807,405)	$55,288,142

Balance, March 31, 2024	59,414,489	$59,415	$515,704,325	$(3,029)	$(402,341,270)	$113,419,441
Stock-based compensation	—	—	1,745,099	—	—	1,745,099
Other comprehensive loss	—	—	—	(6,629)	—	(6,629)
Net loss	—	—	—	—	(16,847,572)	(16,847,572)
Balance, June 30, 2024	59,414,489	$59,415	$517,449,424	$(9,658)	$(419,188,842)	$98,310,339

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,696,813)	$(24,929,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,420,578	3,484,366
Non-cash interest expense	117,525	95,781
Net amortization of premium on marketable securities	(838,915)	(697,119)
Depreciation and amortization expense	123,194	122,263
Write-off of deferred offering costs	267,261	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	708,358	(330,519)
Accounts payable	849,077	(1,083,623)
Accrued expenses and other liabilities	(4,975,186)	141,560
Net cash used in operating activities	(21,024,921)	(23,196,985)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(40,263,712)	(60,614,499)
Maturities of marketable securities	47,000,000	12,000,000
Net cash provided by (used in) investing activities	6,736,288	(48,614,499)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	983,194	—
Proceeds from employee stock purchase plan	19,616	18,191
Net cash provided by financing activities	1,002,810	18,191
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,285,823)	(71,793,293)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,527,092	142,823,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,241,269	$71,029,723

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$841,750	$884,500

SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Change in right-of-use asset and lease liability due to lease amendment	$260,899	$—

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

The principal activities of the Company to date include research and development activities along with related general business planning.

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

The financial information as of June 30, 2025, and the three and six months ended June 30, 2025 and 2024, respectively, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2024 was derived from audited consolidated financial statements. The results of the Company’s operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on the current operating plan of the Company, and excluding any potential licensing and product revenue, the Company believes that cash, cash equivalents, and marketable securities will be sufficient to fund the currently projected operating expenses and debt obligations for at least the next 12 months from the date the financial statements are issued. The Company has based projections of operating capital requirements on the current operating plan, which includes several assumptions that may prove to be incorrect, and the Company may use available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order for the Company to carry out the planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any product candidates for which the Company may receive marketing approval; or satisfy any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. Inability to secure additional funding could delay, reduce, or eliminate research and development programs and reproxalap commercialization efforts, whether alone or with others.

Curtailment of operations would cause significant delays in the efforts of the Company to develop and introduce products to market, which is critical to the realization of the business plan and the future operations of the Company.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, including fair value estimates for investments that affect the reported amounts of assets and liabilities, and requires the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. The Company’s management evaluates estimates and assumptions on an ongoing basis. Management’s most significant estimates in the Company’s condensed consolidated financial statements include, but are not limited to, deferred and accrued research and development costs, stock-based compensation, and accounting for income taxes and related valuation allowance. Although the estimates and assumptions are based on the Company’s knowledge of current events and actions the Company may undertake in the future, actual results may ultimately materially differ from the estimates and assumptions.

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the six months ended June 30, 2025, as compared to those identified in the 2024 Annual Report.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual periods for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (ASU 2024-03). ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization, and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is evaluating the disclosure requirements related to the new standard.

3.
Helio Vision Acquisition

On January 28, 2019 (Closing Date), the Company acquired Helio Vision, Inc. (Helio) and thereby obtained rights to develop ADX‑2191 for the treatment of proliferative vitreoretinopathy (the Helio Product Candidate) pursuant to an Agreement and Plan of Merger dated as of January 24, 2019 (the Merger Agreement). As a result of the acquisition, the Company issued an aggregate of 1,407,006 shares of common stock to the former securityholders and an advisor of Helio, including 246,562 shares issued in January 2021, pursuant to the terms of the acquisition agreement. In addition, the Company, subject to the conditions of the acquisition agreement, was contingently obligated to make additional payments to the former securityholders of Helio as follows: (a) $10.0 million of common stock following approval by the FDA of a new drug application (NDA) for the prevention and/or treatment of proliferative vitreoretinopathy or a substantially similar label prior to the 10th anniversary of the Closing Date; and (b) $2.5 million of common stock following FDA approval of an NDA for an indication (other than proliferative vitreoretinopathy or a substantially similar label) prior to the 12th anniversary of the Closing Date (the shares of common stock issuable pursuant to the preceding clauses (a) and (b) are referred to herein as the Milestone Shares), provided that in no event shall the Company be obligated to issue more than an aggregate of 5,248,885 shares of common stock in connection with the Helio acquisition. During the year ended December 31, 2024, the Company ceased development of the Helio Product Candidate for the treatment of proliferative vitreoretinopathy. As a result, subject to the terms and conditions of the Merger Agreement, the Helio Product Candidate and related intellectual property rights may revert to an entity designated by the representative of the former Helio stockholders, if the agreement is terminated. Additionally, in the event of certain change of control or divestitures by the Company, certain former convertible noteholders of Helio will be entitled to a tax gross-up payment in an amount not to exceed $1.0 million in the aggregate.

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through June 30, 2025. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the Helio founders as a compensation expense and to the other former securityholders of Helio as an in-process research and development expense if there is no alternative future use. No milestones related to the remaining Milestone Shares are considered probable of being achieved as of June 30, 2025.

4.
NET LOSS PER SHARE

For the three and six months ended June 30, 2025 and 2024, diluted weighted average common shares outstanding are equal to basic weighted average common shares due to the net loss position of the Company.

The following potentially dilutive securities outstanding had an antidilutive impact and were therefore excluded from the computation of diluted weighted-average shares outstanding:

	For the Three and Six Months Ended June 30,
	2025	2024
Options to purchase common stock	8,605,370	8,033,741
Nonvested restricted stock units	364,567	732,056
Total of common stock equivalents	8,969,937	8,765,797

5.
CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At June 30, 2025, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$17,502,858	$—	$—	$17,502,858	$17,502,858	$—
Money market funds	23,738,411	—	—	23,738,411	23,738,411	—
Total cash and cash equivalents	$41,241,269	$—	$—	$41,241,269	$41,241,269	$—

U.S. government agency securities	40,689,365	28	(11,023)	40,678,370	—	40,678,370
Available for sale marketable securities (1)	40,689,365	28	(11,023)	40,678,370	—	40,678,370
Total cash, cash equivalents, and current marketable securities					$41,241,269	$40,678,370

(1)
Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all cash equivalents and available for sale securities were less than one year at June 30, 2025.

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

The following table presents information about the Company’s assets measured at fair value at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$23,738,411	$—	$—	$23,738,411
U.S. government agency securities (b)	40,678,370	—	—	40,678,370
Total assets at fair value	$64,416,781	$—	$—	$64,416,781

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$30,793,079	$—	$—	$30,793,079
U.S government agency securities (b)	46,624,180	—	—	46,624,180
Total assets at fair value	$77,417,259	$—	$—	$77,417,259

a)
Money market funds included in cash and cash equivalents in the consolidated balance sheets are valued at quoted market prices in active markets.
b)
U.S. government agency securities are valued based on observable market prices in active markets.

There were no liabilities measured at fair value at June 30, 2025 or December 31, 2024.

Financial instruments, including clinical trial prepayments to contract research organizations and accounts payable, are carried in the condensed consolidated financial statements at amounts that approximate fair value based on the short maturities of those instruments. The carrying amount of the Company’s term loan under the Hercules Credit Facility (as defined in Note 9) approximates market rates currently available to the Company.

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2025 and December 31, 2024 were:

	June 30,	December 31,
	2025	2024
Deferred research and development expenses and deposits	$1,417,021	$2,211,963
Prepaid insurance expenses	1,028,081	408,091
Miscellaneous prepaid expenses and other current assets	193,487	301,152
Total prepaid expenses and other current assets	$2,638,589	$2,921,206

8.
ACCRUED EXPENSES

Accrued expenses at June 30, 2025 and December 31, 2024 were:

	June 30,	December 31,
	2025	2024
Accrued compensation	$3,160,622	$4,333,216
Accrued research and development expenses	2,976,949	7,228,922
Accrued other expenses	526,009	556,229
Total accrued expenses	$6,663,580	$12,118,367

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

On December 22, 2022, the Company entered into the Second Amendment to the Loan and Security Agreement (Second Amendment), which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement were to be made from May 1, 2023 to May 1, 2024; (ii) extended the Maturity Date from October 1, 2023 to October 1, 2024; (iii) extended the availability of the Fourth Loan Tranche commitment of $20.0 million, which expired unutilized on May 1, 2024; and (iv) amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (a) the Maturity Date, as amended, or (b) repayment of the aggregate amount of advances under the Loan and Security Agreement. The initial end of term charge of $1,042,500 (End of Term Charge) was paid on October 2, 2023.

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

In connection with the Hercules Credit Facility, the Company has incurred: a commitment charge of $25,000; transaction costs of $273,186; a fee of $375,000 upon closing; the End of Term Charge, which was paid in October 2023; and the Supplemental End of Term Charge, which was paid in October 2024. In addition, the Company will be required to pay the Second Supplemental End of Term Charge. The fees and transaction costs are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. Using the effective interest method, the End of Term Charge was amortized to interest expense from 2019 through October 2023, the Supplemental End of Term Charge was amortized to interest expense from December 2022 through October 2024, and the Second Supplemental End of Term Charge is amortized to interest expense from September 2024 through the Maturity Date. The effective interest rate was 12.4% at June 30, 2025. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment.

As of June 30, 2025, $15.0 million has been funded under the Loan and Security Agreement and no additional amounts were available to the Company for borrowing.

Long-term debt consisted of the following:

	June 30,	December 31,
	2025	2024
Term loan payable	$15,000,000	$15,000,000
Second supplemental end of term charge	150,000	33,333
Unamortized debt issuance costs	(1,103)	(1,961)
Less: current portion	(15,148,897)	(31,372)
Total long-term debt	$—	$15,000,000

Future principal payments, including the Second Supplemental End of Term Charge, are as follows for the years ending December 31:

2025	$—
2026	15,300,000
Total	$15,300,000

The Loan and Security Agreement also contains certain events of default, representations, warranties, and non-financial covenants of the Company. As of June 30, 2025, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10.
STOCKHOLDERS’ EQUITY

In August 2024, the Company entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which the Company has the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of June 30, 2025, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

11.
INCOME TAXES

Since the Company has incurred losses since inception for tax purposes, no current or deferred tax provision expenses for federal and state income taxes have been recorded. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (Section 382 and 383), a corporation that undergoes an “ownership change” is subject to limitations on the ability to utilize pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2021, the Company believes it underwent four ownership changes. However, management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized “built-in-gains”) is sufficient so that no current impairment of pre-ownership change tax attributes is required. The Company does not believe an ownership change occurred from December 31, 2021 through March 31, 2025, based on a review of equity history during that period. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause existing tax attributes to incur additional limitations.

On July 4, 2025, the “One Big Beautiful Bill Act” was enacted, introducing significant changes to the U.S. federal income tax code. Key provisions include modifications to the treatment of research and development (R&D) expenditures, adjustments to interest deductibility, and changes to bonus depreciation that may affect the Company. The Company is currently assessing the implications of the legislation, particularly the restoration of immediate expensing for qualified R&D. Due to the complexity of the legislation and the need for further regulatory guidance, the Company has not yet completed its analysis of the potential impact on its consolidated financial statements. No adjustments have been recorded related to the new law. The Company expects to finalize its evaluation and reflect any necessary changes in future periods.

As of June 30, 2025, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2024, 2023, 2022, and 2021. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

The Company accounts for uncertain tax positions pursuant to ASC 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets the recognition threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. Accordingly, in the provision for income taxes, the Company recognizes interest accrued related to unrecognized tax benefits and penalties; however, management is currently unaware of any uncertain tax positions. As a result, the Company does not have any liabilities recorded including interest or penalties for uncertain tax positions.

12.
STOCK-BASED COMPENSATION

The Company approved the 2013 Equity Incentive Plan in October 2013, which was amended in June 2016 and June 2018 (Amended 2013 Plan). The Amended 2013 Plan provided for the granting of stock options, restricted stock units (RSU), stock appreciation rights, and stock units to certain employees, members of the board of directors and consultants of the Company.

In May 2023, the Company's Board of Directors approved the 2023 Equity Incentive Plan (the 2023 Equity Plan) to replace the Amended 2013 Plan. On June 30, 2023, the Company's stockholders approved the 2023 Equity Plan at the Company's 2023 annual meeting of stockholders. Pursuant to the 2023 Equity Plan, the Company will not make any further grants under the Amended 2013 Plan following June 30, 2023, though awards previously granted under the Amended 2013 Plan will remain outstanding. The 2023 Equity Plan is effective for a period of ten years after June 30, 2023, and a total of 5,450,000 shares of the Company’s common stock, in addition to shares of the Company’s common stock that are subject to awards granted under the Amended 2013 Plan that are outstanding as of such date and that are subsequently forfeited, cancelled, or expire before being exercised or settled in full, are authorized for issuance under the 2023 Equity Plan. As of June 30, 2025, there were 2,721,787 shares of common stock available for grant under the 2023 Equity Plan.

In 2022, the Company granted cash awards under the Management Cash Incentive Plan, as amended (the Management Cash Incentive Plan). The Management Cash Incentive Plan, which was adopted in 2016, provides participants with the opportunity to earn cash incentive awards for the achievement of goals relating to the performance of the Company. The cash awards, which are equal in value to the amount by which the then value of the Company’s common stock on the Nasdaq Capital Market (Nasdaq) exceeds the base values, vest in four annual installments from the date of grant based on continued service and entitle employees to receive a cash payment on the earlier of (i) four years from the date of grant, or (ii) a change of control. As of June 30, 2025, $0.2 million was accrued as compensation expense for vested cash awards.

In 2022, the Company granted performance cash settled bonus awards (CSBUs) under the Management Cash Incentive Plan. As the performance criteria had been met, the awards, which are equal in value to the closing price per share of the Company's common stock on Nasdaq on the payment date, will vest in four annual installments from the date of grant based on continued service, and entitle employees to receive cash payments for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control. As of June 30, 2025, $2.4 million was accrued as compensation expense for CSBUs as the Performance Criteria was met in February 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$177,819	$1,034,174	$1,498,906	$1,898,358
General and administrative expenses	18,745	901,355	921,672	$1,586,008
Total stock-based compensation expense	$196,564	$1,935,529	$2,420,578	$3,484,366

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2024	7,621,580	$5.64	6.34	$4,885,683
Granted	1,588,606	5.05		—
Exercised	(240,209)	4.09		360,727
Expired	(248,822)	8.99		—
Forfeited	(115,785)	4.87		—
Outstanding at June 30, 2025	8,605,370	5.49	6.71	$1,191,836
Exercisable at June 30, 2025	5,626,521	$5.98	5.47	$330,910

(a)
The aggregate intrinsic value in the above table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2025 of $3.83 and the per share exercise price of the underlying options.

As of June 30, 2025, unamortized stock-based compensation for stock options outstanding was $10.0 million and is expected to be recognized over a weighted average period of 2.65 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	540,965	$5.49
Forfeited	(26,456)	4.72
Vested	(149,942)	5.97
Outstanding at June 30, 2025	364,567	$5.34

There were no RSUs granted during the six months ended June 30, 2025. The total grant date fair value of RSUs vested was $0.9 million for the six months ended June 30, 2025. As of June 30, 2025, the outstanding RSUs had unamortized stock-based compensation of $1.2 million with a weighted-average remaining recognition period of 1.19 years and an aggregate intrinsic value of $1.4 million.

Employee Stock Purchase Plan

At June 30, 2025, the Company had 3,510,546 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Six Months Ended June 30,
	2025	2024
Weighted-average grant-date fair value per share	$—	$1.44
Total stock-based compensation expense	$—	$9,505

13.
LEASES

The Company currently leases office space to conduct business operations. Lease renewal options are regularly evaluated, and when the exercise of an option is reasonably certain, the Company includes the renewal period in the lease term. The lease does not specify an implicit rate. Based on information available at the lease commencement date, the Company uses the incremental borrowing rate to determine the present value of lease payments.

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

As of June 30, 2025, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.4 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of June 30, 2025 is 9.1%. The weighted average remaining lease term as of June 30, 2025 was 1.50 years. The operating lease expense for the six months ended June 30, 2025 was $0.1 million. Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of June 30, 2025 is as follows:

2025 remaining total lease payments	$437,159
Less: effect of discounting	(30,161)
Present value of lease liabilities	$406,998

Current operating lease liabilities	$263,551
Non-current operating lease liabilities	143,447
Total	$406,998

The Company’s gross future minimum payments under all non-cancelable operating leases as of June 30, 2025, are:

	Total	2025	2026	2027	2028
Operating Lease Obligations	$437,159	$142,603	$294,557	$—	$—

14.
COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through June 30, 2025, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Legal Proceedings

From time to time, the Company may become subject to litigation and claims arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings that we expect to have any material adverse effect on our business, financial condition or results of operation.

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

On December 21, 2023, pursuant to the Option Agreement, AbbVie extended the period during which it may exercise the Option (the Exercise Period Extension) by paying the Company a non-refundable payment of $5.0 million (the Option Extension Fee). As a result of the Exercise Period Extension, AbbVie could have exercised the Option by delivering written notice to the Company at any time during the period following the Option Agreement Effective Date until the earlier of (a) the tenth (10th) business day after the date, if any, that the Company receives approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision) and (b) the date that is eighteen (18) months after the Option Agreement Effective Date. If the Collaboration Agreement is entered into, the Option Payment and the Option Extension Fee will be credited against the upfront cash payment payable by AbbVie.

On November 15, 2024, the Company entered into the Expansion Side Letter (the Expansion Letter) with AbbVie. The Expansion Letter makes certain changes to the Option Agreement, among other things, providing that the Company will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the Option and entry into the Collaboration Agreement, such that 60% of the Company's allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the Option and the Company and AbbVie do not execute the Collaboration Agreement, the Company will remain solely responsible for such costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the Option Agreement) was restricted to ten (10) business days following the FDA Decision, provided that AbbVie shall provide the Company notice in case AbbVie determines that it will not exercise the Option.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay the Company a $100.0 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, the Company would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution. In the United States, the Company would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for the Company. Outside of the United States, the Company would be eligible to receive tiered royalties on net sales of reproxalap. As of August 7, 2025, AbbVie has not exercised the Option.

As of December 31, 2023, the Company recognized no collaboration revenue and recorded $6.0 million of deferred long-term collaboration revenue related to the Option Agreement and Exercise Period Extension. During the three months ended September 30, 2024, the deferred collaboration revenue was reclassified from a long-term liability to a current liability due to the Option expiring pursuant to the terms of the Option Agreement in less than one year. Although the Option Agreement was not considered to be a vendor-customer relationship, the Company used FASB ASC Topic 606, Revenue from Contracts with Customers, to conclude that the $6.0 million liability would be considered a transaction price (the Transaction Price), and all other amounts due to the Company under the Collaboration Agreement would be excluded from the Transaction Price, since such amounts relate to fees that can only be achieved subsequent to the exercise of the Option. Because the Option Extension Fee and the Option Payment are creditable against the Collaboration Agreement payments due to the Company, the Transaction Price was allocated to a single unit of account and was considered the option to enter into a future collaboration agreement which is considered a material right. The Company concluded that all other performance obligations were immaterial promises in the context of the Option Agreement and did not represent additional units of account. The Company will begin to recognize revenue if and when the Option is exercised or when the Option expires.

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

The accounting policies of the operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies contained within the notes included in the Annual Report on Form 10-K for the year ended December 31, 2024. The CODM evaluates the performance of the operating segment and allocates resources based on net income (loss) that also is reported on the consolidated income statement as net loss. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management are forward-looking statements. Forward-looking statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “design,” “might,” “objective,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given associated risk and uncertainties, you should not place undue reliance on our forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include but are not limited to:

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
•
the likelihood and timing of the FDA’s potential approval of the resubmitted new drug application (NDA) for reproxalap (the Reproxalap NDA);
•
the likelihood and timing of the FDA's potential approval of the Reproxalap NDA;
•
the adequacy of the data included in the Reproxalap NDA or supplemental responses to the FDA;
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
•
the risk that prior results, such as signals of safety, activity or durability of effect, observed from preclinical or clinical trials will not be replicated or will not continue in ongoing or future studies or trials involving our product candidates;
•
the scope, progress, expansion, and costs of developing and commercializing our product candidates;
•
our expectations regarding our expenses and future revenue, the timing of future revenue, the sufficiency or use of our cash resources, and needs for additional financing;
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

All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified by the cautionary statements contained or referred to in this section. We caution investors not to rely on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in any annual, quarterly, or current reports that we may file with the Securities and Exchange Commission (SEC).

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10‑Q. We also encourage you to read our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 28, 2025 (2024 Annual Report), and which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in our 2024 Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this Quarterly Report on Form 10‑Q should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K, and 10-K, which may supplement, modify, supersede, or update our risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that our results will materialize as expected. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Overview

Aldeyra Therapeutics, Inc., including our wholly owned subsidiaries (we, us, or the Company), is a biotechnology company devoted to discovering and developing innovative therapies designed to treat immune-mediated and metabolic diseases. Our approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. Our product candidates include RASP (reactive aldehyde species) modulators ADX‑629, ADX‑248, ADX‑743, ADX‑631, and chemically related molecules for the potential treatment of systemic and retinal immune-mediated and metabolic diseases. Our late-stage product candidates are reproxalap, a RASP modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX‑2191, a novel formulation of intravitreal methotrexate for the potential treatment of retinitis pigmentosa. Our development pipeline, as of the date of filing of this Quarterly Report on Form 10-Q is illustrated below.

On October 31, 2023 (the Option Agreement Effective Date), we entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture, and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid us a non-refundable payment of $1.0 million in consideration of the Option (the Option Payment).

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

On November 15, 2024, we entered into the Expansion Side Letter (the Expansion Letter) with AbbVie. The Expansion Letter makes certain changes to the Option Agreement, among other things, providing that we will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the Option and entry into the Collaboration Agreement, such that 60% of our allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the Option and we do not execute the Collaboration Agreement, we will remain solely responsible for such costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the Option Agreement) was restricted to ten (10) business days following the date, if any, that we receive approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide us notice in case AbbVie determines that it will not exercise the Option.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of August 7, 2025, AbbVie has not exercised the Option.

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

In August 2024, we entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of June 30, 2025, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been funded as of June 30, 2025. In April 2021, the Hercules Credit Facility was amended to, among other things, increase the amount which may become available for draw-down prior to May 2023, subject to the satisfaction of certain conditions contained therein, from $10.0 million to $20.0 million. In December 2022, the Hercules Credit Facility was amended to, among other things, (i) extend the expiration of the period in which interest-only payments on borrowings from May 1, 2023 to May 1, 2024; (ii) extend the Maturity Date from October 1, 2023 to October 1, 2024; and (iii) extend the availability of the $20.0 million draw-down from May 2023 to May 2024, subject to the satisfaction of certain conditions contained therein. The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions. On April 29, 2024, the Hercules Credit Facility was amended to, among other things, extend the expiration of the period in which interest-only payments on borrowings under the Hercules Credit Facility are made from May 1, 2024 to October 1, 2024. On September 30, 2024, the Hercules Credit Facility was amended to, among other things, (i) extended the expiration of the period in which interest-only payments on borrowings under the Loan and Security Agreement are made from October 1, 2024 to April 1, 2026; (ii) extended the Maturity Date from October 1, 2024 to April 1, 2026; and (iii) amended the term loan interest rate to be the greater of (a) the Prime Rate (as defined in the Hercules Credit Facility) plus 3.10%, or (b) 11.10%. On October 28, 2024, the Hercules Credit Facility was further amended to, among other things, introduce new definitions to include holding investments in a wholly owned subsidiary structured as a Massachusetts Security Corporation. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of June 30, 2025, $15.0 million was outstanding under the Hercules Credit Facility, and no amounts remained available for borrowing.

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

To date, substantially all of our research and development expenses have been incurred in connection with reproxalap and ADX‑2191, as well as the proof of concept trials with ADX‑629. We expect our research and development expenses to increase for the foreseeable future as we advance ADX‑246, ADX‑248, and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates. The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•
per-patient trial costs;
•
the number of sites included in the trials;
•
the countries in which the trials are conducted;
•
delays of, or other effects on, trials resulting from public health measures, and war or other military actions, or for other reasons;
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

General and administrative expenses

During the six months ended June 30, 2025 and 2024, our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums, consulting, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly traded company, and maintaining compliance with exchange listing and SEC requirements. The general and administrative expense increases will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income earned on our interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the six months ended June 30, 2025, comprehensive loss is equal to our net loss of $19.7 million and our net unrealized loss on marketable securities of $48.4 thousand. For the six months ended June 30, 2024, comprehensive loss is equal to our net loss of $24.9 million and our net unrealized loss on marketable securities of $9.7 thousand.

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

There were no material changes to our critical accounting estimates during the six months ended June 30, 2025, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024

Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2024 Annual Report.

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

Three months ended June 30, 2025 compared to three months ended June 30, 2024

	For the Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent

Research and development	$8,505,229	$14,969,743	$(6,464,514)	(43.2%)
General and administrative	1,663,503	3,038,064	(1,374,561)	(45.2%)
Loss from operations	(10,168,732)	(18,007,807)	7,839,075	(43.5%)
Other income (expense):
Interest income	872,038	1,637,836	(765,798)	(46.8%)
Interest expense	(470,618)	(477,601)	6,983	(1.5%)
Total other income, net	401,420	1,160,235	(758,815)	(65.4%)
Net loss	$(9,767,312)	$(16,847,572)	$7,080,260	(42.0%)

Research and development expenses. Research and development expenses were $8.5 million for the three months ended June 30, 2025, compared to $15.0 million for the three months ended June 30, 2024. The decrease of $6.5 million was primarily related to a decrease of $3.3 million in external clinical development costs, $1.9 million in drug product manufacturing costs, $0.9 million in personnel costs, and $0.4 million in preclinical costs.

For three months ended June 30, 2025, approximately 40% of the total research and development expenses was related to the advancement of late-stage product candidates. The late-stage product candidate expense during the three months ended June 30, 2025 was primarily attributable to reproxalap. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results is a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and administrative expenses. General and administrative expenses were $1.7 million for the three months ended June 30, 2025, compared to $3.0 million for the three months ended June 30, 2024. The decrease of $1.3 million was primarily related to a decrease of $1.0 million in personnel costs and $0.3 million in legal costs.

Other income (expense). Total other income (expense), net, was $0.4 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in net other income of $0.8 million was principally due to lower investment balance and a decrease in interest income as a result of decreased interest rates on our investments.

Six Months ended June 30, 2025 compared to six months ended June 30, 2024

	For the Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent

Research and development	$15,928,552	$21,153,251	$(5,224,699)	(24.7%)
General and administrative	4,667,639	6,248,420	(1,580,781)	(25.3%)
Loss from operations	(20,596,191)	(27,401,671)	6,805,480	(24.8%)
Other income (expense):
Interest income	1,853,525	3,448,105	(1,594,580)	(46.2%)
Interest expense	(954,147)	(976,128)	21,981	(2.3%)
Total other income, net	899,378	2,471,977	(1,572,599)	(63.6%)
Net loss	$(19,696,813)	$(24,929,694)	$5,232,881	(21.0%)

Research and development expenses. Research and development expenses were $15.9 million for the six months ended June 30, 2025, compared to $21.2 million for the six months ended June 30, 2024. The decrease of approximately $5.3 million was primarily related to a decrease of $2.0 million in external clinical development costs, $1.5 million in drug product manufacturing costs, $0.9 million in preclinical expenditures, $0.6 million in personnel costs, and $0.3 million in consulting expenditures.

For six months ended June 30, 2025, approximately 40% of the total research and development expenses was related to the advancement of late-stage product candidates. The late-stage product candidate expense during the six months ended June 30, 2025 was primarily attributable to reproxalap. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results is a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and administrative expenses. General and administrative expenses were $4.7 million for the six months ended June 30, 2025, compared to $6.2 million for the six months ended June 30, 2024. The decrease of approximately $1.5 million was primarily related to a decrease of $0.9 million in personal costs and $0.6 million in legal costs.

Other income (expense). Total other income (expense), net, was $0.9 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in net other income of $1.6 million was principally due to lower investment balance and a decrease in interest income as a result of decreased interest rates on our investments.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At June 30, 2025, we had total stockholders’ equity of approximately $55.3 million, and cash, cash equivalents, and marketable securities of $81.9 million. During the six months ended June 30, 2025, we had a net loss of approximately $19.7 million. We expect to generate operating losses for the foreseeable future.

In August 2024, we entered into the 2024 Jefferies Sales Agreement under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of June 30, 2025, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

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

The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, in each case subject to customary exceptions, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets. As of June 30, 2025, $15.0 million was outstanding under the Hercules Credit Facility and no amounts remained available for borrowing.

On October 31, 2023 (the Option Agreement Effective Date), we entered into an exclusive option agreement (the Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture, and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid us a non-refundable payment of $1.0 million in consideration of the Option (the Option Payment).

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

On November 15, 2024, we entered into the Expansion Side Letter (the Expansion Letter) with AbbVie. The Expansion Letter makes certain changes to the Option Agreement, among other things, providing that we will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the Option and entry into the Collaboration Agreement, such that 60% of our allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the Option and we do not execute the Collaboration Agreement, we will remain solely responsible for such costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the Option Agreement) was restricted to ten (10) business days following the date, if any, that we receive approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide us notice in case AbbVie determines that it will not exercise the Option.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the Option Payment and the Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory, and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of August 7, 2025, AbbVie has not exercised the Option.

Based on our current operating plan, and excluding any potential licensing and product revenue, we believe that our cash, cash equivalents, and marketable securities as of June 30, 2025, will be sufficient to fund our currently projected operating expenses and debt obligations into 2027, including continued early and late-stage development of our product candidates in immune-mediated and metabolic diseases. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization (as applicable) of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future from one or more equity or debt financings, collaborations, or other sources in order to carry out all of our planned research and development activities and regulatory activities; commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates; and conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Future trials initiated at a later date may be significantly more expensive, depending on the results of our prior clinical trials and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on a variety of factors, including, but not limited to:

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
•
the costs of commercialization activities for reproxalap, if approved, and pre‑commercialization costs for reproxalap incurred prior to receiving any such marketing approval, including the costs and timing of establishing product sales, marketing, distribution, and outsourced manufacturing capabilities;
•
the amount of revenue received from commercial sales of reproxalap or any other product candidates, if approved;
•
the terms and timing of establishing collaborations, license agreements, and other partnerships on terms favorable to us;
•
the type, number, scope, progress, expansion costs, results, and timing of our clinical trials of any product candidates that we are pursuing or may choose to pursue in the future;
•
costs associated with any other product candidates that we may develop, in-license, or acquire, including potential milestone or royalty payments for product candidates that we may in-license or acquire;
•
costs incurred in defending ourselves in any legal proceedings that we currently are or may be subject to; and
•
costs of obtaining, maintaining, and enforcing our patents and other intellectual property rights.

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for additional financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. Additional financings also may significantly dilute the ownership of our existing stockholders. We are in a period of economic uncertainty, escalating trade tensions, inflation, and capital markets disruption, which has been significantly impacted by adverse developments affecting the financial services industry, geopolitical instability due to, among other things, the continued hostilities in Ukraine, Israel, and the surrounding areas. In addition, the disruption in the capital markets could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities, which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(21,024,921)	$(23,196,985)
Net cash provided by (used in) investing activities	6,736,288	(48,614,499)
Net cash provided by financing activities	1,002,810	18,191
Net decrease in cash and cash equivalents	$(13,285,823)	$(71,793,293)

Operating Activities. Net cash used in operating activities was $21.0 million for the six months ended June 30, 2025, compared to net cash used in operating activities of $23.2 million for the same period in 2024. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for the six months ended June 30, 2025 as compared to 2024 was principally due to an decrease in net loss, primarily from research and development activities; changes in accrued expenses, due to the amount and timing of payments for research and development activities; and changes in prepayments, due to timing of payment and collection of a receivable for the six months ended June 30, 2025 compared to the same period in 2024.

Investing Activities. Net cash provided by investing activities was $6.7 million for the six months ended June 30, 2025, and net cash used in investing activities was $48.6 million for the six months ended June 30, 2024. Net cash provided by investing activities related to maturities of marketable securities offset by purchases of marketable securities for the six months ended June 30, 2025. Net cash used in investing activities related to purchases of marketable securities for the six months ended June 30, 2024.

Financing Activities. Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2025, compared to $18.2 thousand for the six months ended June 30, 2024. The net cash provided by financing activities for the six months ended June 30, 2025 consisted primarily of exercises of options. The net cash provided by financing activities for the six months ended June 30, 2024 consisted of stock purchases under the employee stock purchase plan.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. We currently are not a party to any material legal proceedings that we expect to have any material adverse effect on our business, financial condition or results of operation.

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

•
Adverse developments affecting the biotechnology industry, which could adversely affect our current and projected business operations, financial condition, and results of operations.

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

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. We submitted an NDA for reproxalap for the treatment of the signs and symptoms of dry eye disease in December 2022. In February 2023, the FDA accepted the Reproxalap NDA for filing and set a PDUFA date of November 23, 2023. On November 27, 2023, we announced that we had received a Complete Response Letter from the FDA (the reproxalap Complete Response Letter). In the reproxalap Complete Response Letter, the FDA stated that the NDA did not demonstrate “efficacy in treating ocular symptoms associated with dry eyes” and that “at least one additional adequate and well-controlled study to demonstrate a positive effect on the treatment of ocular symptoms of dry eye” should be conducted. On November 16, 2023, prior to receiving the reproxalap Complete Response Letter, we submitted to the FDA a Special Protocol Assessment (SPA) for a proposed Phase 3 dry eye disease chamber crossover clinical trial (the chamber crossover trial). A SPA is an advanced declaration from the FDA that a planned trial’s design, clinical endpoints, and statistical analyses could potentially result in data acceptable for FDA review towards approval for the proposed indication. In response to the SPA, the FDA issued a SPA - No Agreement letter which provided feedback to us on the proposed chamber crossover trial. Based on the feedback, we amended the design and protocol of the chamber crossover trial and, per FDA SPA Guidance, held a Type A meeting with the FDA. The chamber crossover trial, as announced on August 8, 2024, achieved the primary endpoint (P=0.004) of reducing patient-reported ocular discomfort in a dry eye chamber. In October 2024, we submitted the Reproxalap NDA, which included results from the completed chamber crossover trial. On November 18, 2024, we announced that the FDA had accepted for review the Reproxalap NDA and assigned a PDUFA date of April 2, 2025. On April 3, 2025, we announced that we had received a Complete Response Letter from the FDA (2025 Complete Response Letter, and collectively with the reproxalap Complete Response Letter, the Complete Responses Letters). In the 2025 Complete Response Letter, the FDA stated that the Reproxalap NDA “failed to demonstrate efficacy in adequate and well controlled studies in treating ocular symptoms associated with dry eyes” and that “at least one additional adequate and well controlled study to demonstrate a positive effect on the treatment of ocular symptoms of dry eye” should be conducted. The letter identified concerns with the data from the trial submitted to the NDA that may have affected interpretation of the results, which the FDA stated may be related to methodological issues, including a difference in baseline scores across treatment arms. On May 5, 2025, we announced the results from the two additional dry eye disease trials. The dry eye chamber trial achieved the primary endpoint (P=0.002) of reducing patient-reported ocular discomfort in a dry eye chamber. In June 2025, we submitted the Reproxalap NDA, which included results from the completed dry eye chamber trial. On July 17, 2025, we announced that the FDA accepted the Reproxalap NDA for review and assigned a PDUFA date of December 16, 2025.

Additionally, the FDA has substantial discretion in the approval process and may disagree with our interpretation of, or the sufficiency of, the data from our clinical trials. Clinical trial results frequently are susceptible to varying interpretations, and regulatory authorities may disagree on what are appropriate methods for analyzing data, which may delay, limit, or prevent regulatory approvals. There can be no assurance that the NDA resubmission to the FDA will be approved in a timely manner or at all. If marketing approval for reproxalap is delayed, limited, or denied, our ability to market reproxalap, and our ability to generate product sales, would be adversely affected. Even if reproxalap is approved for the treatment of dry eye disease, the FDA may limit use to certain patient populations, include extensive warnings on the product labeling, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of reproxalap.

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

If we are required to continue the development and commercialization of reproxalap on our own, we may need to build marketing, sales, distribution, managerial, and other non-technical capabilities to commercialize reproxalap or make arrangements with third parties to perform certain services. The establishment and development of our own sales force or the establishment of a contract sales force to market reproxalap would be expensive and time-consuming and could delay any commercial launch. Moreover, we cannot be certain that we will be able to successfully develop commercial capabilities. We would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel. We would also face competition in the search for third parties to assist with the sales and marketing efforts of reproxalap.

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

There exist several designations that we can apply for from the FDA and other regulators, including the European Medicines Agency (EMA), that would provide us with various combinations of the potential for expedited regulatory review, certain financial incentives as well as the potential for post-approval exclusivity for a period of time. FDA designations include but are not limited to orphan drug designation, breakthrough therapy designation, accelerated approval, fast track status, and priority review for our product candidates. We may seek one or more of these designations for our current and future product candidates. For example, ADX‑2191 has received orphan designation from the FDA for the treatment of primary vitreoretinal lymphoma and retinitis pigmentosa, as well as orphan designation from the EMA for the treatment of inherited retinal dystrophies of the rod-dominant phenotype, including retinitis pigmentosa. There can be no assurance that any of our other product candidates will qualify for any of these designations. There can also be no assurance that any of our product candidates that do qualify for FDA or EMA designations will be granted such designations or that the FDA or EMA will not revoke such a designation. Further, there can be no assurance that any of our product candidates that are granted such designations will ever benefit from such designations or that the FDA or EMA would not withdraw such designations once granted. Were we to receive a designation that promised a period of market exclusivity, such as orphan drug exclusivity, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Further, with respect to orphan drug status, even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug for the same condition if the FDA or EMA concludes that the later drug is clinically superior if it is shown to be safer, more effective, or makes a major contribution to patient care.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the six months ended June 30, 2025 and 2024 was approximately $19.7 million and $24.9 million, respectively. As of June 30, 2025, we had total stockholders’ equity of $55.3 million and an accumulated deficit of $469.8 million. Losses have resulted principally from costs incurred in our clinical trials and research and development programs, and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved and we do not enter into collaboration agreements with third parties, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities. Because of the number and variability of factors that will determine our use of our cash, cash equivalents, and marketable securities, the ultimate use of cash, cash equivalents, and marketable securities may vary substantially from the currently intended use. Our management might not apply our cash, cash equivalents, or marketable securities in ways that ultimately increase the value of your investment. We expect to use our cash, cash equivalents, and marketable securities to: fund our planned clinical trials of a number of product candidates; continue to fund the NDA resubmission and approval process for reproxalap, including conducting any additional clinical trials or other activities that the FDA may require for approval of reproxalap; develop other molecules that relate to immune-mediated disease; pursue regulatory approval for our product candidates; service our debt obligations; and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash, cash equivalents, or marketable securities in short-term investment-grade interest-bearing securities, which may not yield a favorable return to our stockholders. If we do not invest or apply our cash, cash equivalents, or marketable securities in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income or tax due. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through June 30, 2025, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

Changes in tax laws and the implementation of tax laws could adversely affect us.

The laws that govern our taxation, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and Jobs Act (TCJA), the Coronavirus Aid, Relief, and Economic Security Act (CARES), and the IRA (as defined below) enacted a number of significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the Internal Revenue Code tax capitalization rules enacted in 2022 required research and development expenses to be capitalized and amortized over a 5-year period for tax purposes. However, The One Big Beautiful Bill Act (OBBB Act) features several tax reforms, including permitting taxpayers to permanently deduct domestic research and development expenses for amounts paid or incurred in tax years beginning after December 31, 2024. We are continuing to analyze the potential impact of the OBBB Act on our operations and financial condition, but we do not expect the OBBB Act to materially impact our effective tax rate or cash flows in the current fiscal year.

We use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by the IRS or another taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations or financial condition. In addition, new legislation or regulations which could affect our tax burden could be enacted by Congress or another governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial position and results of operation.

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

As of June 30, 2025, we had only 8 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

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

As is common in the biotechnology and pharmaceutical industry, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants and our employees were previously employed at, or may have previously provided or may be currently providing consulting services to, other biotechnology or pharmaceutical companies including our competitors or potential competitors. We may become subject to claims that our company or an employee, consultant, or agent inadvertently or otherwise used or disclosed trade secrets or other information proprietary to former employers or former or current clients. Litigation may be necessary to defend against such claims. Even if we are successful in the defense of claims related to use or disclosure of proprietary information, litigation could result in substantial costs and significantly distract our management team.

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

As of June 30, 2025, we only had 8 full-time employees. We currently plan to commercialize reproxalap through a collaboration with AbbVie, should AbbVie choose to exercise the Option. However, if AbbVie elects not to exercise the Option, we may need to grow our organization to continue development and pursue the potential commercialization of reproxalap, either alone or with another third party. In addition, we expect that we will need to grow our organization to continue development and pursue the potential commercialization of our other product candidates, as well as function as a public company. As we seek to advance reproxalap, alone or with others, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively, and hire, train, and integrate additional clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to identify, recruit, or integrate additional personnel, and our failure to do so could prevent us from successfully growing our company.

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

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations govern a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. While we have adopted a code of conduct and implemented other internal controls applicable to all our employees, it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective. Additionally, we are subject to the risk that a person could allege fraud or other misconduct, even if none occurred. Any such actions instituted against us, assuming we are not successful in defending ourselves or asserting our rights, could have a significant impact on our business or cause reputational harm, including the imposition of civil, criminal, and administrative penalties and damages; possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs; and diminished profits and future earnings.

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

As of June 30, 2025, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 32% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. Concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 1, 2020, and incorporated herein by reference).

10.1*	Sixth Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of April 1, 2025.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Head of Finance, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Aldeyra Therapeutics, Inc.

August 7, 2025	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

August 7, 2025	/s/ Michael Alfieri
Michael Alfieri
Head of Finance
(Principal Financial and Principal Accounting Officer)