Form 10-Q
period 2025-09-30
Aldeyra Therapeutics, Inc.
filed 2025-11-05
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 4, 2025, there were 60,162,773 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2025

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2025	December 31,
	(unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$59,340,599	$54,527,092
Marketable securities	15,956,740	46,624,180
Prepaid expenses and other current assets	2,162,696	2,921,206
Total current assets	77,460,035	104,072,478
Deferred offering costs	—	267,261
Right-of-use assets	340,977	266,955
Total assets	$77,801,012	$104,606,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,423	$180,453
Accrued expenses	6,999,297	12,118,367
Current portion of debt	15,199,265	31,372
Operating lease liabilities	271,948	271,631
Deferred collaboration revenue	6,000,000	6,000,000
Total current liabilities	28,483,933	18,601,823
Operating lease liabilities, long-term	72,536	—
Long-term debt, net of current portion	—	15,000,000
Total liabilities	28,556,469	33,601,823
Commitments and contingencies (Notes 3, 9, & 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 60,162,773 and 59,648,278 shares issued and outstanding, respectively	60,163	59,648
Additional paid-in capital	526,679,311	521,018,373
Accumulated other comprehensive income	815	37,442
Accumulated deficit	(477,495,746)	(450,110,592)
Total stockholders’ equity	49,244,543	71,004,871
Total liabilities and stockholders’ equity	$77,801,012	$104,606,694

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$5,430,757	$12,441,509	$21,359,309	$33,594,761
General and administrative	2,570,375	3,696,067	7,238,014	9,944,487
Loss from operations	(8,001,132)	(16,137,576)	(28,597,323)	(43,539,248)
Other income (expense):
Interest income	788,694	1,503,845	2,642,220	4,951,949
Interest expense	(475,903)	(479,252)	(1,430,051)	(1,455,378)
Total other income, net	312,791	1,024,593	1,212,169	3,496,571
Net loss	$(7,688,341)	$(15,112,983)	$(27,385,154)	$(40,042,677)
Net loss per share - basic and diluted	$(0.13)	$(0.25)	$(0.46)	$(0.67)
Weighted average common shares outstanding - basic and diluted	60,126,850	59,530,113	60,020,763	59,453,312

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(7,688,341)	$(15,112,983)	$(27,385,154)	$(40,042,677)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities, net of tax	11,810	76,198	(36,627)	66,540
Total other comprehensive income (loss)	$11,810	$76,198	$(36,627)	$66,540
Comprehensive loss	$(7,676,531)	$(15,036,785)	$(27,421,781)	$(39,976,137)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2024	59,648,278	$59,648	$521,018,373	$37,442	$(450,110,592)	$71,004,871
Stock-based compensation	—	—	4,537,897	—	—	4,537,897
Issuance of common stock, exercise of stock options	274,158	275	1,103,665	—	—	1,103,940
Issuance of common stock, employee stock purchase plan	7,101	7	19,609	—	—	19,616
Issuance of common stock, vested restricted stock units	233,236	233	(233)	—	—	—
Other comprehensive loss	—	—	—	(36,627)	—	(36,627)
Net loss	—	—	—	—	(27,385,154)	(27,385,154)
Balance, September 30, 2025	60,162,773	$60,163	$526,679,311	$815	$(477,495,746)	$49,244,543

Balance, December 31, 2023	59,195,951	$59,196	$513,994,982	$—	$(394,259,148)	$119,795,030
Stock-based compensation	—	—	5,238,751	—	—	5,238,751
Issuance of common stock, employee stock purchase plan	13,159	14	38,046	—	—	38,060
Issuance of common stock, vested restricted stock units	340,488	340	(340)	—	—	—
Other comprehensive income	—	—	—	66,540	—	66,540
Net loss	—	—	—	—	(40,042,677)	(40,042,677)
Balance, September 30, 2024	59,549,598	$59,550	$519,271,439	$66,540	$(434,301,825)	$85,095,704

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2025	60,045,530	$60,046	$525,046,496	$(10,995)	$(469,807,405)	$55,288,142
Stock-based compensation	—	—	1,512,186	—	—	1,512,186
Issuance of common stock, exercise of stock options	33,949	34	120,712	—	—	120,746
Issuance of common stock, vested restricted stock units	83,294	83	(83)	—	—	—
Other comprehensive income	—	—	—	11,810	—	11,810
Net loss	—	—	—	—	(7,688,341)	(7,688,341)
Balance, September 30, 2025	60,162,773	$60,163	$526,679,311	$815	$(477,495,746)	$49,244,543

Balance, June 30, 2024	59,414,489	$59,415	$517,449,424	$(9,658)	$(419,188,842)	$98,310,339
Stock-based compensation	—	—	1,802,281	—	—	1,802,281
Issuance of common stock, employee stock purchase plan	7,062	7	19,862	—	—	19,869
Issuance of common stock, vested restricted stock units	128,047	128	(128)	—	—	—
Other comprehensive income	—	—	—	76,198	—	76,198
Net loss	—	—	—	—	(15,112,983)	(15,112,983)
Balance, September 30, 2024	59,549,598	$59,550	$519,271,439	$66,540	$(434,301,825)	$85,095,704

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,385,154)	$(40,042,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,001,332	6,710,160
Non-cash interest expense	167,893	133,411
Net amortization of premium on marketable securities	(1,105,475)	(1,205,746)
Depreciation and amortization expense	186,877	185,250
Write-off of deferred offering costs	267,261	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	758,510	1,010,753
Accounts payable	(167,030)	(1,151,138)
Accrued expenses and other liabilities	(5,770,551)	3,188,085
Net cash used in operating activities	(28,046,337)	(31,171,902)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(40,263,712)	(75,351,884)
Maturities of marketable securities	72,000,000	32,000,000
Net cash provided by (used in) investing activities	31,736,288	(43,351,884)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	(217,261)
Proceeds from exercise of stock options	1,103,940	—
Proceeds from employee stock purchase plan	19,616	38,060
Net cash provided by (used in) financing activities	1,123,556	(179,201)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,813,507	(74,702,987)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,527,092	142,823,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,340,599	$68,120,029

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,267,250	$1,329,167

SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Offering costs not yet paid	$—	$50,000
Change in right-of-use asset and lease liability due to lease amendment	260,899	—

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

The financial information as of September 30, 2025, and the three and nine months ended September 30, 2025 and 2024, respectively, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2024 was derived from audited consolidated financial statements. The results of the Company’s operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the nine months ended September 30, 2025, as compared to those identified in the 2024 Annual Report.

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

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through September 30, 2025. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the Helio founders as a compensation expense and to the other former securityholders of Helio as an in-process research and development expense if there is no alternative future use. No milestones related to the remaining Milestone Shares are considered probable of being achieved as of September 30, 2025.

4.
NET LOSS PER SHARE

For the three and nine months ended September 30, 2025 and 2024, diluted weighted average common shares outstanding are equal to basic weighted average common shares due to the net loss position of the Company.

The following potentially dilutive securities outstanding had an antidilutive impact and were therefore excluded from the computation of diluted weighted-average shares outstanding:

	For the Three and Nine Months Ended September 30,
	2025	2024
Options to purchase common stock	8,591,421	8,033,741
Nonvested restricted stock units	281,273	732,056
Total of common stock equivalents	8,872,694	8,765,797

5.
CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At September 30, 2025, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$20,318,955	$—	$—	$20,318,955	$20,318,955	$—
Money market funds	39,021,644	—	—	39,021,644	39,021,644	—
Total cash and cash equivalents	$59,340,599	$—	$—	$59,340,599	$59,340,599	$—

U.S. government agency securities	15,955,925	884	(69)	15,956,740	—	15,956,740
Available for sale marketable securities (1)	15,955,925	884	(69)	15,956,740	—	15,956,740
Total cash, cash equivalents, and current marketable securities					$59,340,599	$15,956,740

(1)
Available for sale debt securities are reported at fair value with unrealized gains and losses reported net of taxes, if material, in other comprehensive income.

The contractual maturities of all cash equivalents and available for sale securities were less than one year at September 30, 2025.

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

The following table presents information about the Company’s assets measured at fair value at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$39,021,644	$—	$—	$39,021,644
U.S. government agency securities (b)	15,956,740	—	—	15,956,740
Total assets at fair value	$54,978,384	$—	$—	$54,978,384

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$30,793,079	$—	$—	$30,793,079
U.S government agency securities (b)	46,624,180	—	—	46,624,180
Total assets at fair value	$77,417,259	$—	$—	$77,417,259

a)
Money market funds included in cash and cash equivalents in the consolidated balance sheets are valued at quoted market prices in active markets.
b)
U.S. government agency securities are valued based on observable market prices in active markets.

There were no liabilities measured at fair value at September 30, 2025 or December 31, 2024.

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

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2025 and December 31, 2024 were:

	September 30,	December 31,
	2025	2024
Deferred research and development expenses and deposits	$1,134,539	$2,211,963
Prepaid insurance expenses	721,650	408,091
Miscellaneous prepaid expenses and other current assets	306,507	301,152
Total prepaid expenses and other current assets	$2,162,696	$2,921,206

8.
ACCRUED EXPENSES

Accrued expenses at September 30, 2025 and December 31, 2024 were:

	September 30,	December 31,
	2025	2024
Accrued compensation	$4,483,956	$4,333,216
Accrued research and development expenses	2,153,543	7,228,922
Accrued other expenses	361,798	556,229
Total accrued expenses	$6,999,297	$12,118,367

9.
CREDIT FACILITY

The Company’s current and long-term debt obligation consists of amounts the Company is obligated to repay under the credit facility with Hercules Capital, Inc. (Hercules). In March 2019, the Company entered into a Loan and Security Agreement (Loan and Security Agreement or Hercules Credit Facility) with Hercules and several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to herein as Lender), providing for a term loan of up to $60.0 million, subject to the satisfaction of certain conditions contained therein, that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property. The Loan and Security Agreement provided for (i) an initial term loan advance of up to $5.0 million at the Company’s option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain pre-specified funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31, 2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. The 2019 Tranche was drawn down in full by the Company in September 2019 and the 2020 Tranche and 2021 Tranche expired unutilized prior to the Company satisfying the funding conditions for such tranche. On April 20, 2021, the Company entered into the First Amendment to the Loan and Security Agreement (First Amendment). The First Amendment, among other things, lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement from the greater of (a) 9.10% and (b) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10% to the greater of (x) the Prime Rate (as defined therein) plus 3.10% or (y) 8.60%. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, was to commence upon expiration of the interest-only period and continue through October 1, 2023 (Maturity Date). The First Amendment was determined to be a modification in accordance with FASB ASC Topic 470 Debt, and did not result in extinguishment.

On December 22, 2022, the Company entered into the Second Amendment to the Loan and Security Agreement (Second Amendment), which became effective as of December 31, 2022 (Second Amendment Effective Date). The Second Amendment, among other things, amended the Prepayment Charge (as defined therein) to equal 0.75% of the amount prepaid during the 12-month period following the Second Amendment Effective Date, and 0% thereafter. In addition, a supplemental end of term charge of $292,500 (Supplemental End of Term Charge) shall be due on the earlier of (a) the Maturity Date, as amended, or (b) repayment of the aggregate amount of advances under the Loan and Security Agreement.

On April 29, 2024, the Company entered into the Third Amendment to the Loan and Security Agreement (Third Amendment). The Third Amendment, among other things, extended the expiration of the period in which interest-only payments were to be made on borrowings under the Loan and Security Agreement to October 1, 2024. On May 1, 2024, the Fourth Loan Tranche commitment expired unutilized. The Second and Third Amendments were determined to be modifications in accordance with FASB ASC Topic 470 Debt, and did not result in extinguishment.

On September 30, 2024, the Company entered into the Fourth Amendment to the Loan and Security Agreement (Fourth Amendment). The Fourth Amendment, among other things, (i) extended the expiration of the period in which interest-only payments are made on borrowings under the Loan and Security Agreement to April 1, 2026; (ii) extended the Maturity Date from October 1, 2024 to April 1, 2026; and (iii) amended the term loan interest rate to be the greater of (a) the Prime Rate (as defined in the Loan and Security Agreement) plus 3.10%, or (b) 11.10%. In addition, a supplemental end of term charge of $300,000 (Second Supplemental End of Term Charge) shall be due on the earlier of (a) the Maturity Date, as amended, or (b) repayment of the aggregate amount of advances under the Loan and Security Agreement. The Supplemental End of Term Charge of $292,500 was paid on October 1, 2024. The Fourth Amendment was determined to be a modification in accordance with FASB ASC Topic 470 Debt, and did not result in extinguishment.

On October 28, 2024, the Company entered into the Fifth Amendment to the Loan and Security Agreement (Fifth Amendment). The Fifth Amendment introduces, among other things, new definitions to include holding investments in a wholly owned subsidiary structured as a Massachusetts Security Corporation.

In connection with the Hercules Credit Facility, the Company has incurred: a commitment charge of $25,000; transaction costs of $273,186; a fee of $375,000 upon closing; the End of Term Charge, which was paid in October 2023; and the Supplemental End of Term Charge, which was paid in October 2024. In addition, the Company will be required to pay the Second Supplemental End of Term Charge. The fees and transaction costs are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. Using the effective interest method, the End of Term Charge was amortized to interest expense from 2019 through October 2023, the Supplemental End of Term Charge was amortized to interest expense from December 2022 through October 2024, and the Second Supplemental End of Term Charge is amortized to interest expense from September 2024 through the Maturity Date. The effective interest rate was 12.4% at September 30, 2025. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment.

As of September 30, 2025, $15.0 million has been funded under the Loan and Security Agreement and no additional amounts were available to the Company for borrowing.

Long-term debt consisted of the following:

	September 30,	December 31,
	2025	2024
Term loan payable	$15,000,000	$15,000,000
Second supplemental end of term charge	200,000	33,333
Unamortized debt issuance costs	(735)	(1,961)
Less: current portion	(15,199,265)	(31,372)
Total long-term debt	$—	$15,000,000

Future principal payments, including the Second Supplemental End of Term Charge, are as follows for the years ending December 31:

2025	$—
2026	15,300,000
Total	$15,300,000

The Loan and Security Agreement also contains certain events of default, representations, warranties, and non-financial covenants of the Company. As of September 30, 2025, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

10.
STOCKHOLDERS’ EQUITY

In August 2024, the Company entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which the Company has the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of September 30, 2025, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Sections 382 and 383), a corporation that undergoes an “ownership change” is subject to limitations on the ability to utilize pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2021, the Company believes it underwent four ownership changes. However, management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized “built-in-gains”) is sufficient so that no current impairment of pre-ownership change tax attributes is required. The Company does not believe an ownership change occurred from December 31, 2021 through September 30, 2025, based on a review of equity history during that period. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause existing tax attributes to incur additional limitations.

On July 4, 2025, the “One Big Beautiful Bill Act” was enacted, introducing significant changes to the U.S. federal income tax code. Key provisions include modifications to the treatment of research and development (R&D) expenditures, adjustments to interest deductibility, and changes to bonus depreciation that may affect the Company. The Company is currently assessing the implications of the legislation, particularly the restoration of immediate expensing for qualified R&D. Due to the complexity of the legislation and the need for further regulatory guidance, the Company has not yet completed its analysis of the potential impact on its consolidated financial statements. Given the Company’s forecasted taxable loss for the year ending December 31, 2025 and its valuation allowance position, the Company does not anticipate a material impact on the financial statements. No adjustments have been recorded related to the new law. The Company expects to finalize its evaluation and reflect any necessary changes in future periods.

As of September 30, 2025, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2024, 2023, 2022, and 2021. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

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

In May 2023, the Company's Board of Directors approved the 2023 Equity Incentive Plan (the 2023 Equity Plan) to replace the Amended 2013 Plan. On June 30, 2023, the Company's stockholders approved the 2023 Equity Plan at the Company's 2023 annual meeting of stockholders. Pursuant to the 2023 Equity Plan, the Company will not make any further grants under the Amended 2013 Plan following June 30, 2023, though awards previously granted under the Amended 2013 Plan will remain outstanding. The 2023 Equity Plan is effective for a period of ten years after June 30, 2023, and a total of 5,450,000 shares of the Company’s common stock, in addition to shares of the Company’s common stock that are subject to awards granted under the Amended 2013 Plan that are outstanding as of such date and that are subsequently forfeited, cancelled, or expire before being exercised or settled in full, are authorized for issuance under the 2023 Equity Plan. As of September 30, 2025, there were 2,701,787 shares of common stock available for grant under the 2023 Equity Plan.

In 2022, the Company granted cash awards under the Management Cash Incentive Plan, as amended (the Management Cash Incentive Plan). The Management Cash Incentive Plan, which was adopted in 2016, provides participants with the opportunity to earn cash incentive awards for the achievement of goals relating to the performance of the Company. The cash awards, which are equal in value to the amount by which the then value of the Company’s common stock on the Nasdaq Capital Market (Nasdaq) exceeds the base values, vest in four annual installments from the date of grant based on continued service and entitle employees to receive a cash payment on the earlier of (i) four years from the date of grant, or (ii) a change of control. As of September 30, 2025, $0.3 million was accrued as compensation expense for vested cash awards.

In 2022, the Company granted performance cash settled bonus awards (CSBUs) under the Management Cash Incentive Plan. As the performance criteria had been met, the awards, which are equal in value to the closing price per share of the Company's common stock on Nasdaq on the payment date, will vest in four annual installments from the date of grant based on continued service, and entitle employees to receive cash payments for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control. As of September 30, 2025, $3.3 million was accrued as compensation expense for CSBUs as the Performance Criteria was met in February 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$1,466,469	$1,711,231	$2,965,376	$3,609,590
General and administrative expenses	1,114,284	1,514,563	2,035,956	$3,100,572
Total stock-based compensation expense	$2,580,753	$3,225,794	$5,001,332	$6,710,162

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2024	7,621,580	$5.64	6.34	$4,885,683
Granted	1,608,606	5.06		—
Exercised	(274,158)	4.03		443,734
Expired	(248,822)	8.99		—
Forfeited	(115,785)	4.87		—
Outstanding at September 30, 2025	8,591,421	5.50	6.46	$6,812,150
Exercisable at September 30, 2025	5,862,359	$5.94	5.34	$3,795,561

(a)
The aggregate intrinsic value in the above table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2025 of $5.22 and the per share exercise price of the underlying options.

As of September 30, 2025, unamortized stock-based compensation for stock options outstanding was $8.8 million and is expected to be recognized over a weighted average period of 2.49 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	540,965	$5.49
Vested / Settled	(233,236)	5.52
Forfeited	(26,456)	4.72
Outstanding at September 30, 2025	281,273	$5.53

There were no RSUs granted during the nine months ended September 30, 2025. The total grant date fair value of RSUs vested was $1.3 million for the nine months ended September 30, 2025. As of September 30, 2025, the outstanding RSUs had unamortized stock-based compensation of $0.9 million with a weighted-average remaining recognition period of 0.99 years and an aggregate intrinsic value of $1.5 million.

Employee Stock Purchase Plan

At September 30, 2025, the Company had 3,510,546 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Nine Months Ended September 30,
	2025	2024
Weighted-average grant-date fair value per share	$—	$1.32
Total stock-based compensation expense	$—	$14,199

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

As of September 30, 2025, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.3 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of September 30, 2025 is 9.1%. The weighted average remaining lease term as of September 30, 2025 was 1.25 years. The operating lease expense for the nine months ended September 30, 2025 was $0.2 million. Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of September 30, 2025 is as follows:

2025 remaining total lease payments	$365,858
Less: effect of discounting	(21,374)
Present value of lease liabilities	$344,484

Current operating lease liabilities	$271,948
Non-current operating lease liabilities	72,536
Total	$344,484

The Company’s gross future minimum payments under all non-cancelable operating leases as of September 30, 2025, are:

	Total	2025	2026	2027	2028
Operating Lease Obligations	$365,858	$71,301	$294,557	$—	$—

14.
COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through September 30, 2025, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

15.
SIGNIFICANT AGREEMENTS

AbbVie Option Agreement

On October 31, 2023 (the AbbVie Option Agreement Effective Date), the Company entered into an exclusive option agreement (the AbbVie Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which the Company granted AbbVie an exclusive option (the AbbVie Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with the Company to develop, manufacture, and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by the Company in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by the Company in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid the Company a non-refundable payment of $1.0 million in consideration of the AbbVie Option (the AbbVie Option Payment).

On December 21, 2023, pursuant to the AbbVie Option Agreement, AbbVie extended the period during which it may exercise the AbbVie Option (the Exercise Period Extension) by paying the Company a non-refundable payment of $5.0 million (the AbbVie Option Extension Fee). If the Collaboration Agreement is entered into, the AbbVie Option Payment and the AbbVie Option Extension Fee will be credited against the upfront cash payment payable by AbbVie.

On November 15, 2024, the Company entered into the Expansion Side Letter (the Expansion Letter) with AbbVie. The Expansion Letter makes certain changes to the AbbVie Option Agreement, among other things, providing that the Company will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the AbbVie Option and entry into the Collaboration Agreement, such that 60% of the Company's allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the AbbVie Option and the Company and AbbVie do not execute the Collaboration Agreement, the Company will remain solely responsible for such costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the AbbVie Option Agreement) was restricted to ten (10) business days following approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide the Company notice in case AbbVie determines that it will not exercise the AbbVie Option.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay the Company a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, the Company would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution. In the United States, the Company would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for the Company. Outside of the United States, the Company would be eligible to receive tiered royalties on net sales of reproxalap. As of November 5, 2025, AbbVie has not exercised the AbbVie Option.

As of December 31, 2023, the Company recognized no collaboration revenue and recorded $6.0 million of deferred long-term collaboration revenue related to the AbbVie Option Agreement and Exercise Period Extension. During the three months ended September 30, 2024, the deferred collaboration revenue was reclassified from a long-term liability to a current liability due to the AbbVie Option expiring pursuant to the terms of the AbbVie Option Agreement in less than one year. Although the AbbVie Option Agreement was not considered to be a vendor-customer relationship, the Company used FASB ASC Topic 606, Revenue from Contracts with Customers, to conclude that the $6.0 million liability would be considered a transaction price (the Transaction Price), and all other amounts due to the Company under the Collaboration Agreement would be excluded from the Transaction Price, since such amounts relate to fees that can only be achieved subsequent to the exercise of the AbbVie Option. Because the AbbVie Option Extension Fee and the AbbVie Option Payment are creditable against the Collaboration Agreement payments due to the Company, the Transaction Price was allocated to a single unit of account and was considered the option to enter into a future collaboration agreement which is considered a material right. The Company concluded that all other performance obligations were immaterial promises in the context of the AbbVie Option Agreement and did not represent additional units of account. The Company will begin to recognize revenue if and when the AbbVie Option is exercised or when the AbbVie Option expires.

16.
SEGMENT REPORTING

The Company operates through a single operating and reportable segment focused on the discovery and development of innovative therapies designed to treat immune-mediated diseases. The segment's approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. The Company's product candidates include RASP (reactive aldehyde species) modulators, ADX‑248, ADX‑246,and chemically related molecules for the potential treatment of systemic and retinal immune-mediated diseases. The Company's late-stage product candidates are reproxalap, a RASP modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX‑2191, a novel formulation of intravitreal methotrexate for the potential treatment of primary vitreoretinal lymphoma and retinitis pigmentosa. The Company's tangible assets are held in the United States. The Company manages all business activities on a consolidated basis. The Company's Chief Operating Decision Maker (CODM) is the Chief Executive Officer.

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
•
the likelihood and timing of the exercise of the exclusive option (the AbbVie Option) by AbbVie Inc. (AbbVie) pursuant to the exclusive option agreement with AbbVie;
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

Overview

Aldeyra Therapeutics, Inc., including our wholly owned subsidiaries (we, us, or the Company), is a biotechnology company devoted to discovering and developing innovative therapies designed to treat immune-mediated diseases. Our approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. Our product candidates include RASP (reactive aldehyde species) modulators ADX‑248, ADX‑246, and chemically related molecules for the potential treatment of systemic and retinal immune-mediated diseases. Our late-stage product candidates are reproxalap, a RASP modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX‑2191, a novel formulation of intravitreal methotrexate for the potential treatment of primary vitreoretinal lymphoma and retinitis pigmentosa. Our development pipeline, as of the date of filing of this Quarterly Report on Form 10-Q is illustrated below.

On October 31, 2023 (the AbbVie Option Agreement Effective Date), we entered into an exclusive option agreement (the AbbVie Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the AbbVie Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture, and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid us a non-refundable payment of $1.0 million in consideration of the AbbVie Option (the AbbVie Option Payment).

On December 21, 2023, pursuant to the AbbVie Option Agreement, AbbVie extended the period during which it may exercise the AbbVie Option by paying us a non-refundable payment of $5.0 million (the AbbVie Option Extension Fee). If the Collaboration Agreement is entered into, the AbbVie Option Payment and the AbbVie Option Extension Fee will be credited against the upfront cash payment payable by AbbVie.

On November 15, 2024, we entered into the Expansion Side Letter (the Expansion Letter) with AbbVie. The Expansion Letter makes certain changes to the AbbVie Option Agreement, among other things, providing that we will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the AbbVie Option and entry into the Collaboration Agreement, such that 60% of our allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the AbbVie Option and we do not execute the Collaboration Agreement, we will remain solely responsible for such costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the AbbVie Option Agreement) was restricted to ten (10) business days following the date, if any, that we receive approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide us notice in case AbbVie determines that it will not exercise the AbbVie Option.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of November 5, 2025, AbbVie has not exercised the AbbVie Option.

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

In August 2024, we entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of September 30, 2025, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility which provided for a term loan of up to $60.0 million, $15.0 million of which has been funded as of September 30, 2025. The Hercules Credit Facility (as amended) provides for interest-only payments on borrowings until April 1, 2026; (ii) has a Maturity Date of April 1, 2026; and (iii) accrues interest at a rate of the greater of (a) the Prime Rate (as defined in the Hercules Credit Facility) plus 3.10%, or (b) 11.10%. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of September 30, 2025, $15.0 million was outstanding under the Hercules Credit Facility, and no amounts remained available for borrowing.

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

To date, substantially all of our research and development expenses have been incurred in connection with reproxalap and ADX‑2191, as well as proof of concept trials with ADX‑629, which was a signal-finding molecule no longer under development. We expect our research and development expenses to increase for the foreseeable future as we advance ADX‑248, ADX‑246, and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates. The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

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

General and administrative expenses

During the nine months ended September 30, 2025 and 2024, our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums, consulting, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly traded company, and maintain compliance with exchange listing and SEC requirements. The general and administrative expense increases will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income earned on our interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the nine months ended September 30, 2025, comprehensive loss is equal to our net loss of $27.4 million and our net unrealized loss on marketable securities of less than $0.1 million. For the nine months ended September 30, 2024, comprehensive loss is equal to our net loss of $40.0 million and our net unrealized gain on marketable securities of $0.1 million.

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

There were no material changes to our critical accounting estimates during the nine months ended September 30, 2025, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2024 Annual Report.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including the progress of our research and development efforts, the timing and outcome of clinical trials, the timing and outcome of regulatory submissions, regulatory requirements, and the exercise, if any, of the AbbVie Option, including any related commercialization costs. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses.

Three months ended September 30, 2025 compared to three months ended September 30, 2024

	For the Three Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent

Research and development	$5,430,757	$12,441,509	$(7,010,752)	(56.3%)
General and administrative	2,570,375	3,696,067	(1,125,692)	(30.5%)
Loss from operations	(8,001,132)	(16,137,576)	8,136,444	(50.4%)
Other income (expense):
Interest income	788,694	1,503,845	(715,151)	(47.6%)
Interest expense	(475,903)	(479,252)	3,349	(0.7%)
Total other income, net	312,791	1,024,593	(711,802)	(69.5%)
Net loss	$(7,688,341)	$(15,112,983)	$7,424,642	(49.1%)

Research and development expenses. Research and development expenses were $5.4 million for the three months ended September 30, 2025, compared to $12.4 million for the three months ended September 30, 2024. The decrease of $7.0 million was related to a decrease of $4.4 million in external clinical development costs, $1.9 million in drug product manufacturing costs, $0.4 million in preclinical costs, and $0.3 million in personnel costs.

For three months ended September 30, 2025, approximately 10% of the total research and development expenses was related to the advancement of late-stage product candidates. The late-stage product candidate expense during the three months ended September 30, 2025 was primarily attributable to reproxalap. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results is a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and administrative expenses. General and administrative expenses were $2.6 million for the three months ended September 30, 2025, compared to $3.7 million for the three months ended September 30, 2024. The decrease of $1.1 million was related to a decrease of $0.7 million in personnel costs, and $0.4 million in legal costs.

Other income (expense). Total other income (expense), net, was $0.3 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively. The decrease in net other income of $0.7 million was principally due to lower investment balances and a decrease in interest income as a result of decreased interest rates on our investments.

Nine Months ended September 30, 2025 compared to nine months ended September 30, 2024

	For the Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent

Research and development	$21,359,309	$33,594,761	$(12,235,452)	(36.4%)
General and administrative	7,238,014	9,944,487	(2,706,473)	(27.2%)
Loss from operations	(28,597,323)	(43,539,248)	14,941,925	(34.3%)
Other income (expense):
Interest income	2,642,220	4,951,949	(2,309,729)	(46.6%)
Interest expense	(1,430,051)	(1,455,378)	25,327	(1.7%)
Total other income, net	1,212,169	3,496,571	(2,284,402)	(65.3%)
Net loss	$(27,385,154)	$(40,042,677)	$12,657,523	(31.6%)

Research and development expenses. Research and development expenses were $21.4 million for the nine months ended September 30, 2025, compared to $33.6 million for the nine months ended September 30, 2024. The decrease of $12.2 million was related to a decrease of $6.4 million in external clinical development costs, $3.4 million in drug product manufacturing costs, $1.3 million in preclinical expenditures, $0.9 million in personnel costs, and $0.2 million in consulting expenditures.

For nine months ended September 30, 2025, approximately 40% of the total research and development expenses was related to the advancement of late-stage product candidates. The late-stage product candidate expense during the nine months ended September 30, 2025 was primarily attributable to reproxalap. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results is a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and administrative expenses. General and administrative expenses were $7.2 million for the nine months ended September 30, 2025, compared to $9.9 million for the nine months ended September 30, 2024. The decrease of $2.7 million was related to a decrease of $1.5 million in personal costs, $1.1 million in legal costs, and $0.1 million in consulting expenditures.

Other income (expense). Total other income (expense), net, was $1.2 million and $3.5 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in net other income of $2.3 million was principally due to lower investment balance and a decrease in interest income as a result of decreased interest rates on our investments.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities, convertible equity securities, and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At September 30, 2025, we had total stockholders’ equity of approximately $49.2 million, and cash, cash equivalents, and marketable securities of $75.3 million. During the nine months ended September 30, 2025, we had a net loss of approximately $27.4 million. We expect to generate operating losses for the foreseeable future.

In August 2024, we entered into the 2024 Jefferies Sales Agreement, as sales agent, under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of September 30, 2025, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility which provided for a term loan of up to $60.0 million, $15.0 million of which has been funded as of September 30, 2025. The Hercules Credit Facility (as amended) provides for interest-only payments on borrowings until April 1, 2026; (ii) has a Maturity Date of April 1, 2026; and (iii) accrues interest at a rate of the greater of (a) the Prime Rate (as defined in the Hercules Credit Facility) plus 3.10%, or (b) 11.10%.

The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, in each case subject to customary exceptions, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. As of September 30, 2025, $15.0 million was outstanding under the Hercules Credit Facility and no amounts remained available for borrowing.

On October 31, 2023 (the AbbVie Option Agreement Effective Date), we entered into an exclusive option agreement (the AbbVie Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which we granted AbbVie an exclusive option (the AbbVie Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture, and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie has paid us a non-refundable payment of $1.0 million in consideration of the AbbVie Option (the AbbVie Option Payment).

On December 21, 2023, pursuant to the AbbVie Option Agreement, AbbVie extended the period during which it may exercise the AbbVie Option by paying us a non-refundable payment of $5.0 million (the AbbVie Option Extension Fee). If the Collaboration Agreement is entered into, the AbbVie Option Payment and the AbbVie Option Extension Fee will be credited against the upfront cash payment payable by AbbVie.

On November 15, 2024, we entered into the Expansion Side Letter (the Expansion Letter) with AbbVie. The Expansion Letter makes certain changes to the AbbVie Option Agreement, among other things, providing that we will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the AbbVie

Option and entry into the Collaboration Agreement, such that 60% of our allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the AbbVie Option and we do not execute the Collaboration Agreement, we will remain solely responsible for such costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the AbbVie Option Agreement) was restricted to ten (10) business days following the date, if any, that we receive approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide us notice in case AbbVie determines that it will not exercise the AbbVie Option.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory, and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of November 5, 2025, AbbVie has not exercised the AbbVie Option.

Based on our current operating plan, and excluding any potential licensing and product revenue, we believe that our cash, cash equivalents, and marketable securities as of September 30, 2025, will be sufficient to fund our currently projected operating expenses and debt obligations into the second half of 2027, including continued early and late-stage development of our product candidates in immune-mediated diseases. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization (as applicable) of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future from one or more equity or debt financings, collaborations, or other sources in order to carry out all of our planned research and development and regulatory activities; commence or continue ongoing commercialization, including manufacturing, sales, marketing, and distribution for our product candidates; and conduct any substantial additional development requirements requested by the FDA. Due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap and our other product candidates. Trials initiated at a later date may be significantly more expensive, depending on the results of our prior clinical trials and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on a variety of factors, including, but not limited to:

•
the costs, timing, and outcome of regulatory review of reproxalap, including any additional trials the FDA or other regulatory agencies may require for approval or label expansion;
•
the progress, costs, and results of any clinical activities for regulatory review of reproxalap outside of the United States;
•
the exercise, if any, of the AbbVie Option;
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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(28,046,337)	$(31,171,902)
Net cash provided by (used in) investing activities	31,736,288	(43,351,884)
Net cash provided by (used in) financing activities	1,123,556	(179,201)
Net increase (decrease) in cash and cash equivalents	$4,813,507	$(74,702,987)

Operating Activities. Net cash used in operating activities was $28.0 million for the nine months ended September 30, 2025, compared to net cash used in operating activities of $31.2 million for the same period in 2024. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for the nine months ended September 30, 2025 as compared to 2024 was principally due to a decrease in net loss, primarily from research and development activities; changes in accrued expenses, due to the amount and timing of payments for research and development activities; changes in prepayments, due to timing of payment; and collection of a receivable for the nine months ended September 30, 2025 compared to the same period in 2024.

Investing Activities. Net cash provided by investing activities was $31.7 million for the nine months ended September 30, 2025, and net cash used in investing activities was $43.4 million for the nine months ended September 30, 2024. Net cash provided by investing activities related to maturities of marketable securities offset by purchases of marketable securities for the nine months ended September 30, 2025. Net cash used in investing activities related to purchases of marketable securities for the nine months ended September 30, 2024.

Financing Activities. Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2025, compared to $0.2 million used in the nine months ended September 30, 2024. The net cash provided by financing activities for the nine months ended September 30, 2025 consisted primarily of exercises of options. The net cash used in financing activities for the nine months ended September 30, 2024 consisted of stock purchases under the employee stock purchase plan.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 [Exchange Act]) as of the end of the period covered by this report. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The FDA’s shift toward “radical transparency,” including plans to release future complete response letters promptly after they are issued to sponsors, could have an adverse impact on our business and adversely affect our commercial prospects.

In July 2025, the FDA announced a policy shift toward public disclosure of complete response letters issued for drugs that had not been approved. Additionally, in September 2025, the FDA announced that it will release future complete response letters promptly after they are issued to sponsors and the agency released a number of unpublished complete response letters issued since 2024 associated with pending or withdrawn applications, including the reproxalap Complete Response Letter. Although the FDA has stated that all released letters will be redacted to remove confidential commercial information, trade secrets, and personal private information, public disclosure of any such letters we may receive could expose detailed information regarding our clinical data, chemistry, manufacturing and controls (CMC), or regulatory strategy. Although we intend to coordinate closely with the FDA to protect proprietary information, there is no assurance that such efforts will be successful or that any inadvertent disclosures will be remedied. Moreover, once published, we may have limited ability to correct or contextualize the FDA’s statements. As a result, this new policy of radical transparency could result in unforeseen reputational, operational, financial, and legal consequences for our company

Any public release of a complete response letter for one of our product candidates could materially and adversely affect our business and result in unforeseen reputational, operational, financial, and legal consequences. Such publication, among other things, may:

•
lead to negative publicity and loss of investor confidence in our development programs, causing significant volatility in our stock price;
•
damage relationships with collaborators, suppliers, and current or potential partners, some of whom may reconsider engagements or financing commitments based on perceived weaknesses in our programs;
•
create or amplify litigation risk, including shareholder class actions alleging violations of federal securities laws;
•
trigger heightened SEC scrutiny of our disclosure practices if information included in the FDA’s publication is inconsistent with prior public statements or filings; or
•
delay or complicate ongoing regulatory interactions, particularly if deficiencies cited by the FDA are discussed publicly before resolution.

If the AbbVie Option is not exercised by AbbVie and we remain responsible for funding further development and commercialization of reproxalap, we may be unable to raise the additional capital required to further develop and commercialize reproxalap or enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all.

If the exclusive option (the AbbVie Option) to enter into the Co-Development, Co-Commercialization and License Agreement (the Collaboration Agreement) is not exercised by AbbVie Inc. (AbbVie), pursuant to the exclusive option agreement with AbbVie, we will be responsible for funding further development and commercialization of reproxalap, and may be unable to raise the additional capital required to further develop and commercialize reproxalap or enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs and reproxalap commercialization efforts.

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

If the AbbVie Option is exercised and the Collaboration Agreement is executed, then pursuant to the terms of the Collaboration Agreement, we would work closely with AbbVie to execute a commercialization plan for reproxalap in the United States, and the commercialization plan may never achieve desired outcomes.

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

As part of our growth strategy, we plan to evaluate the development and commercialization of other therapies related to immune-mediated diseases. We will evaluate internal opportunities from our compound libraries, and also may choose to continue to in-license or acquire other product candidates, as well as commercial products, to treat patients suffering from immune-mediated disorders with high unmet medical needs and limited treatment options. New product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials, and approval by the FDA and/or applicable foreign regulatory authorities. In-licensed product candidates may have been unsuccessfully developed by others in indications similar to those that we may pursue. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. For example, in June 2023, we received a Complete Response Letter from the FDA regarding our NDA for ADX‑2191 for the treatment of primary vitreoretinal lymphoma (the ADX‑2191 Complete Response Letter). The ADX‑2191 Complete Response Letter stated that there was a “lack of substantial evidence of effectiveness” due to “a lack of adequate and well-controlled investigations” in the literature-based NDA submission. In January 2024 we de-prioritized the previously announced programs of ADX‑629 in chronic cough and idiopathic nephrotic syndrome due to regulatory and trial feasibility challenges, respectively. Additionally, in the year ended December 31, 2024, we deprioritized and subsequently ceased development of ADX‑2191 for the treatment of proliferative vitreoretinopathy due to the requirement from the FDA to run clinical trials that we did not deem to be feasible. In the quarter ended September 30, 2025, we discontinued clinical development of ADX‑629, pending further investigator-sponsored clinical testing in Sjögren-Larsson Syndrome. If marketing approval for our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected. Such a delay could occur because a competitor product is approved before our product and secures patent protection, market exclusivity, or both, and thereby precludes our product approval for a number of years. It is also possible that additional studies or clinical trials may not suffice to make our application approvable. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, adequately priced, successfully commercialized, or widely accepted in the marketplace, or will be more effective than other commercially available alternatives.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive and time-consuming, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indication, and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Additionally, other parties have and may file citizens' petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical trials that support our product candidates contain deficiencies. Such actions could delay or even prevent the FDA from approving any of our NDAs. Despite the time and expense invested in clinical development of product candidates, regulatory approval, and subsequent commercial success is uncertain and not guaranteed.

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

There exist several designations that we can apply for from the FDA and other regulators, including the European Medicines Agency (EMA), that would provide us with various combinations of the potential for expedited regulatory review, certain financial incentives as well as the potential for post-approval exclusivity for a period of time. FDA designations include but are not limited to orphan drug designation, breakthrough therapy designation, accelerated approval, fast track status, and priority review for our product candidates. We may seek one or more of these designations for our current and future product candidates. For example, ADX‑2191 has received orphan designation from the FDA for the treatment of primary vitreoretinal lymphoma and retinitis pigmentosa and fast track designation for the treatment of retinitis pigmentosa, as well as orphan designation from the EMA for the treatment of primary large B-cell lymphomas of immune-privileged sites, including primary vitreoretinal lymphoma and the treatment of inherited retinal dystrophies of the rod-dominant phenotype, including retinitis pigmentosa. There can be no assurance that any of our other product candidates will qualify for any of these designations. There can also be no assurance that any of our product candidates that do qualify for FDA or EMA designations will be granted such designations or that the FDA or EMA will not revoke such a designation. Further, there can be no assurance that any of our product candidates that are granted such designations will ever benefit from such designations or that the FDA or EMA would not withdraw such designations once granted. Were we to receive a designation that promised a period of market exclusivity, such as orphan drug exclusivity, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Further, with respect to orphan drug status, even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug for the same condition if the FDA or EMA concludes that the later drug is clinically superior if it is shown to be safer, more effective, or makes a major contribution to patient care.

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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including primary vitreoretinal lymphoma and retinitis pigmentosa. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. Public health epidemics or pandemics and the response thereto may have an impact on our ability to enroll and retain patients in our clinical trials. For instance, patient enrollment in our GUARD trial of ADX‑2191 in proliferative vitreoretinopathy was negatively impacted as a result of limited clinical trial staffing at trial sites and some patients electing to delay surgery. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as proliferative vitreoretinopathy and idiopathic nephrotic syndrome, lack of availability of, or difficulty recruiting or retaining a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenue.

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

Any failure to follow cGMP or other regulatory requirements or any delay, interruption, or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical trials, the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Our reliance on third-party manufacturing facilities located outside the United States exposes us to significant regulatory and operational risks. The FDA has recently expanded its use of unannounced inspections of foreign manufacturing sites, and any failure by these facilities to comply with applicable cGMP or inspection requirements could result in product shipment delays, warning letters, import restrictions, or the loss of manufacturing authorization. In addition, ongoing political pressures to strengthen oversight of foreign drug and medical supply chains may lead to stricter enforcement and increased inspection frequency. Furthermore, the current presidential administration has issued executive orders aimed at encouraging the return of pharmaceutical manufacturing to the United States, which could result in additional FDA scrutiny of foreign facilities and create further operational uncertainty for overseas manufacturers. These developments could disrupt our supply chain, increase costs, and adversely affect our ability to manufacture and distribute products on time and in compliance with U.S. regulatory standards.

In August 2025, the FDA notified us that it had conducted a cGMP inspection of our third-party manufacturer of reproxalap and conveyed deficiencies to the third-party manufacturer in a Form 483 letter. The third-party manufacturer developed a remediation plan and subsequently submitted the plan and progress updates to the FDA. The FDA notified the third-party manufacturer that the inspection classification of the facility was a voluntary action indicated (VAI), that the inspection has been closed, and that no further action is necessary at this time. The FDA inspection closure letter stated that an inspection classification of VAI will not negatively impact FDA's assessment of any pending marketing applications referencing the facility. Future noncompliance could result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, and criminal prosecutions, any of which could damage our reputation or impair our ability to develop and commercialize our products. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of primary vitreoretinal lymphoma and retinitis pigmentosa, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. Current pharmaceutical treatments that are used in the United States for dry eye disease include over the counter artificial tears, Restasis®, Xiidra®, Cequa®, Eysuvis®, Tyrvaya®, MieboTM, Vevye®, and TRYPTYRTM. In February 2022, the FDA approved the first generic version of Restasis®, which is now available for sale in the U.S. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and commercial and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Our future success depends on our or our partners’ ability to demonstrate and maintain a competitive advantage with respect to the design, development, and commercialization of reproxalap or our other product candidates. Immune-mediated diseases may be treated with a variety drugs, some of which are generic. Our potential competitors may be developing novel therapies that may be safer or more effective than our product candidates.

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

The FDA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels; government shutdowns; ability to hire and retain key personnel; and statutory, regulatory, and policy changes.

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

Disruptions at the FDA and other governmental agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our operating results and business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees from the FDA, SEC, and other government offices, halting critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and other governmental agencies to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business. The U.S. federal government has been shut down since October 1, 2025. During the shutdown, the FDA has operated on a reduced basis with many non-essential functions suspended. While reviews tied to already paid user fees are continuing, companies may experience slower communications and selective deferrals. A government shutdown may prevent the FDA from conducting their regular inspections, reviews or other regulatory activities, and could significantly impact the ability of the FDA to timely review and process our regulatory submissions by the applicable PDUFA date, including our Reproxalap NDA, which could have a material adverse impact on our business. Furthermore, in our operations as a public company, government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the nine months ended September 30, 2025 and 2024 was approximately $27.4 million and $40.0 million, respectively. As of September 30, 2025, we had total stockholders’ equity of $49.2 million and an accumulated deficit of $477.5 million. Losses have resulted principally from costs incurred in our clinical trials and research and development programs, and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved and we do not enter into collaboration agreements with third parties, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as compared to prior periods as we prepare for commercializing of reproxalap alone or with others, if approved, and continue development of ADX‑2191, ADX‑248, ADX‑246, and other product candidates, and as a result of increased headcount, including management personnel to support our clinical, manufacturing, and commercialization activities, expanded infrastructure, increased legal, compliance, accounting and investor and public relations expenses associated with being a public company, and increased insurance premiums, among other factors. We have in the past entered and may in the future enter into licensing and funding arrangements with third parties that may impose milestone payment, royalty, insurance, or other obligations on us.

Our expenses will also increase if and as we:

•
seek marketing approval for reproxalap and establish our sales, marketing and distribution capabilities for reproxalap in advance of and upon any such approval;
•
are unable to enter into a collaboration agreement with a suitable third party on acceptable terms for the commercialization of reproxalap;
•
conduct any necessary clinical trials and other development activities and/or seek marketing approvals for ADX‑2191, ADX‑248, ADX‑246, or any other product candidates;
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
•
the exercise, if any, of the AbbVie Option;
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
•
the exercise, if any, of the AbbVie Option;
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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income or tax due. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through September 30, 2025, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

Changes in tax laws and the implementation of tax laws could adversely affect us.

The laws that govern our taxation, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and Jobs Act (TCJA), the Coronavirus Aid, Relief, and Economic Security Act (CARES), and the IRA (as defined below) enacted a number of significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the Internal Revenue Code tax capitalization rules enacted in 2022 required domestic research and development expenses to be capitalized and amortized over a 5-year period for tax purposes. However, The One Big Beautiful Bill Act (OBBB Act) features several tax reforms, including permitting taxpayers to permanently deduct domestic research and development expenses for amounts paid or incurred in tax years beginning after December 31, 2024. We are continuing to analyze the potential impact of the OBBB Act on our operations and financial condition, but we do not expect the OBBB Act to materially impact our effective tax rate or cash flows in the current fiscal year.

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

As of September 30, 2025, we had only 8 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

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

As of September 30, 2025, we only had 8 full-time employees. We currently plan to commercialize reproxalap through a collaboration with AbbVie, should AbbVie choose to exercise the AbbVie Option. However, if AbbVie elects not to exercise the AbbVie Option, we may need to grow our organization to continue development and pursue the potential commercialization of reproxalap, either alone or with another third party. In addition, we expect that we will need to grow our organization to continue development and pursue the potential commercialization of our other product candidates, as well as function as a public company. As we seek to advance reproxalap, alone or with others, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively, and hire, train, and integrate additional clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to identify, recruit, or integrate additional personnel, and our failure to do so could prevent us from successfully growing our company.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties; damages; fines; imprisonment; exclusion of product candidates from government-funded healthcare programs, such as Medicare and Medicaid; disgorgement; contractual damages; reputational harm; diminished profits and future earnings; and the curtailment or restructuring of our operations. Physicians or other healthcare providers or entities with whom we expect to do business found not to be in compliance with applicable law may also be subject to criminal, civil, or administrative sanctions, including exclusions from government-funded healthcare programs. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations, such risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause us to incur significant legal expenses and divert management’s attention from the operation of the business, even if such action is successfully defended.

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
•
the exercise, if any, of the AbbVie Option;
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
•
short sellers and manipulative techniques employed by short sellers to drive down the market price of our common stock;
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

Short sellers may be manipulative and may drive down the market price of our common shares.

Short sellers of our stock may be manipulative and may attempt to drive down the market price of shares of our common stock. Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than received from the sale. Therefore, short sellers (sometime known as “disclosed shorts”) often publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum and generate profits for themselves after selling a stock short. Although, in the past, disclosed shorts were not able to broadly access mainstream business media or to otherwise create negative market rumors, the rise of technological advancements regarding document creation, videotaping, and publication by blogging have allowed many disclosed shorts to publicly attack a company’s credibility, strategy, and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. Short seller publications are not regulated by any governmental, self-regulatory organization, or other official authority in the United States, and are not subject to certification requirements imposed by the SEC. Accordingly, the opinions expressed by short sellers may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. Short attacks have, in the past, led to significant selling of shares in the market. Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks can be particularly vulnerable to short seller attacks. Significant short selling creates an incentive for market participants to reduce the value of the stock that is shorted. Short selling may lead to the placement of sell orders by short sellers without commensurate buy orders because the shares borrowed by short sellers do not have to be returned by any fixed period of time. If a significant market for short selling our common stock develops, the market price of our common stock could be significantly depressed.

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

As of September 30, 2025, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 30% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. Concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Aldeyra Therapeutics, Inc.

November 5, 2025	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

November 5, 2025	/s/ Michael Alfieri
Michael Alfieri
Head of Finance
(Principal Financial and Principal Accounting Officer)