Form 10-K
period 2025-12-31
Aldeyra Therapeutics, Inc.
filed 2026-02-27
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $231,896,127, based on the closing price of the registrant’s Common Stock, as reported by The Nasdaq Capital Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2026 there were 60,182,782 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2026 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Aldeyra Therapeutics, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements throughout this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Forward-looking statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “design,” “might,” “objective,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given associated risk and uncertainties, you should not place undue reliance on these forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include, but are not limited to:

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

All written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in its entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation, and specifically decline any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in any annual, quarterly, or current reports that we may file with the Securities and Exchange Commission (SEC). Investors, the media, and others should note that we intend to announce material information to the public through filings with the SEC, the investor relations page on our website (https://ir.aldeyra.com), press releases, public conference calls, webcasts, and social media channels, including LinkedIn. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The contents of the websites provided above are not incorporated into this filing or in any other report or document we file with the SEC. These website addresses are intended to be inactive textual references only.

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our audited consolidated financial statements contained in this annual report on Form 10‑K. We also encourage you to read Item 1A of Part 1 of this annual report on Form 10-K, entitled “Risk Factors,” which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in Item 1A of this report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8‑K, and 10-K, which may supplement, modify, supersede, or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that our results will lead to the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

ITEM 1. BUSINESS

Overview

Aldeyra Therapeutics is a biotechnology company devoted to discovering innovative therapies designed to treat immune-mediated diseases. Our approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. Our product candidates include RASP (reactive aldehyde species) modulators ADX-248, ADX-246, and chemically related molecules for the potential treatment of systemic and retinal immune-mediated diseases. Our late-stage product candidates are reproxalap, a RASP modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX-2191, a novel formulation of intravitreal methotrexate for the potential treatment of primary vitreoretinal lymphoma and retinitis pigmentosa.

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of February 27, 2026, AbbVie has not exercised the AbbVie Option.

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

Aside from the potentiation of inflammation, there is no generally accepted biological role of high levels of RASP. Some physiologic molecules have RASP forms, including retinaldehyde (a form of Vitamin A) and pyridoxal and pyridoxal phosphate (forms of Vitamin B6), but the activity of physiological RASP is highly restricted by chaperone and other proteins that prevent reaction with other molecules, including our RASP modulators. Thus, pharmacotherapeutic RASP modulation is expected not to adversely affect normal physiologic processes. Consistent with the lack of accessibility of physiologic RASP, our most advanced RASP modulator, reproxalap, which has been administered as an ophthalmic solution to approximately 2,700 patients across a number of completed clinical trials for up to 12 months, has been observed to be generally well tolerated and has not been associated with any serious adverse events; mild and transient instillation site irritation is the most commonly reported adverse event in clinical trials. Similarly, an orally administered RASP modulator, ADX‑629, which has been administered to more than 180 patients across a number of Phase 1 and Phase 2 clinical trials for up to 90 days, has been observed to be generally well tolerated and has not been associated with any serious adverse events.

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

We are currently developing ADX‑248, ADX‑246, and other novel RASP modulators for the treatment of a number of diseases associated with RASP. RASP modulators are novel small molecules designed specifically to bind, and thereby allow for the degradation and depletion of, RASP. The validity of the RASP platform is supported by reproxalap, our first-in-class product candidate in development for the treatment of dry eye disease and allergic conjunctivitis, which has demonstrated broad-based, rapid-onset activity and consistent safety across a number of Phase 2 and Phase 3 clinical trials. In in vitro and animal studies, reproxalap does not appear to affect most cellular components, including most receptors, enzymes, ion channels, or other proteins. Reproxalap has been shown to outcompete cellular constituents to covalently bind and trap RASP. Reproxalap-RASP adducts appear to be rapidly degraded in cellular environments, after which neither reproxalap nor RASP are detectable. Outside of biological systems, reproxalap-RASP adducts have shown to be remarkably non-reactive and stable, suggesting that reproxalap-RASP binding may be effectively irreversible. By forming covalent drug-RASP adducts that are then degraded, reproxalap and other RASP modulators have the potential to substantially lower RASP levels.

We believe that we are the first biotechnology company to demonstrate the beneficial effects of RASP modulation in a variety of animal models relating to immune-mediated disease, suggesting that RASP modulators may have potent anti-inflammatory effects that persist hours after administration at a variety of different doses relevant to clinical testing:

•
In mice injected with a pro-inflammatory agent known as endotoxin, intraperitoneally administered reproxalap statistically reduced a variety of inflammatory cytokines (protein inflammatory mediators), including IL‑5, IL‑1ß, IL‑17, and TNFα, while up-regulating the primary anti-inflammatory cytokine IL‑10. (Data presented at The American Academy of Asthma Allergy & Immunology 2015 Annual Meeting)
•
In two different mouse models of inflammatory pain, intraperitoneally administered reproxalap dose-dependently reduced nociceptive behavior, suggesting that reproxalap down-regulates pain signaling in inflammation. (Data presented at The 2016 International Conference on Pain Research and Management)
•
In a mouse model of macular degenerative disease, intravitreal injections of the RASP modulator ADX-246 reduced the levels of a toxic metabolite implicated in hte dry form of age-related macular degeneration.
•
In a mouse model of atopic dermatitis, relative to vehicle (placebo) treatment, treatment with the RASP modulator ADX‑248 resulted in decreased ear thickness, spleen weight, epidermal thickness, epidermal erosion/ulceration, and histopathology scores.

Thus, we believe that the mechanism of action of RASP modulation is potentially multifactorial and may ameliorate inflammatory and other diseases and deter disease progression in different ways simultaneously, consistent with a systems-based pharmacologic approach.

In addition to the development of ADX‑248 and ADX‑246, we intend to continue the discovery and development of other novel RASP modulators, and we intend to continue to develop intellectual property around the molecules derived from our RASP modulator platform.

The Potential of ADX‑2191 to Treat Primary Vitreoretinal Lymphoma and Retinitis Pigmentosa

ADX‑2191 is a novel intravitreal formulation of methotrexate, a dihydrofolate reductase inhibitor that has been administered intravitreally for decades to treat cancer and inflammatory diseases. Though not approved by the FDA for the treatment of retinal disease, intraocular injection of intravenous methotrexate formulations is the de facto standard of care for primary vitreoretinal lymphoma, a cancer that affects the back of the eye and can metastasize to the brain, potentially leading to death.

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

Systemic RASP Modulation for the Treatment of Immune-Mediated Diseases

To assess the potential of systemic RASP modulation to treat immune-mediated disease, we initiated a number of proof-of-concept clinical trials with the orally administered signal-finding RASP modulator ADX-629, a molecule chemically related to reproxalap, in patients with conditions characterized primarily by pathologic inflammation. In a Phase 1 clinical trial of ADX‑629, no treatment-related adverse events were observed at any dose tested, and target engagement was evidenced by statistically lower levels of the RASP malondialdehyde in drug-treated subjects relative to controls. Additionally, following ingestion of a controlled high-fat meal, free fatty acids were statistically lower and HDL statistically higher in drug-treated subjects relative to placebo-treated subjects. The lipid results in the Phase 1 clinical trial suggested that ADX‑629 diminished the inflammatory and pathologic metabolic response that typically occurs following ingestion of a high-fat meal.

Figure 1: Phase 1 Clinical Trial of ADX‑629

MDA = malondialdehyde; SEM = standard error of the mean; HDL= high-density lipoprotein; LDL = low-density lipoprotein;

FFA = free fatty acids; AUC = area under the curve

In 2022, we announced results from Phase 2 clinical trials of ADX‑629 in patients with psoriasis, atopic asthma, COVID-19, or alcohol intoxication, all of which suggested preliminary pharmacodynamic activity of ADX‑629. The Phase 2 trials were performed as part of a systematic strategy to assess activity in different types of immunological diseases, including autoimmune disease, allergic inflammation, infectious disease, and alcohol intoxication. Across all Phase 2 clinical trials, in patients treated with ADX‑629, no safety concerns were evident from adverse events and there were no treatment-related serious adverse events observed.

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

Chronic Cough

Fifty-one patients with refractory or unexplained chronic cough, which is often defined as a cough that persists for more than eight weeks and is unresponsive to treatment, were enrolled in a multicenter, randomized, double-blind, placebo-controlled, two-period Phase 2 crossover trial. Patients were randomized to receive ADX‑629 or placebo twice daily for 14 days, followed by a 14-day washout period prior to crossing over to 14 days of treatment with ADX‑629 or placebo, whichever was not received in the first period. All patients completed both treatment periods. Relative to placebo, statistical significance was achieved for the key secondary endpoint of reduction in awake cough frequency (P=0.01), the secondary endpoint of 24-hour cough frequency (P=0.001), and the related post-hoc analyses of awake cough count (P=0.001) and 24-hour cough count (P=0.001).

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

Figure 4: Phase 2 Clinical Trial of ADX‑629 in Atopic Dermatitis

We have completed proof-of-concept testing with ADX‑629, which is no longer in development, aside from potential investigator-sponsored trials in Sjögren-Larsson Syndrome. Clinical trials of next-generation RASP modulators ADX‑248 (oral administration) and ADX‑246 (intravitreal injection) in atopic dermatitis and the dry form of age-related macular degeneration (dry AMD, a condition characterized by loss of sight caused in part by inflammation) are expected to be initiated in 2026 and 2027, respectively. Relative to ADX‑629, ADX‑248 and ADX‑246 are more potent RASP modulators. Further, in contrast to the twice-daily oral administration of ADX‑629, the pharmacokinetics of ADX‑248 have been optimized with the intent of supporting once-daily oral administration. A Phase 1 clinical trial of ADX‑248 is ongoing.

Dry Eye Disease

Reproxalap is a first-in-class, topically administered RASP modulator for the treatment of anterior segment ocular inflammation, and is currently in late-stage development for the treatment of dry eye disease and allergic conjunctivitis. In 2022, Aldeyra submitted to the FDA an NDA for reproxalap for the treatment of dry eye disease. The NDA included clinical results from five pivotal trials across eight statistically significant and multiplicity-controlled primary endpoints assessing tear volume, ocular redness, and patient-reported symptoms. On November 27, 2023, Aldeyra announced that the FDA issued a Complete Response Letter (CRL) regarding the NDA submission. Although no safety or manufacturing issues with reproxalap were identified, the FDA stated in the letter that the NDA did not demonstrate “efficacy in treating ocular symptoms associated with dry eyes” and that “at least one additional adequate and well-controlled study to demonstrate a positive effect on the treatment of ocular symptoms of dry eye” should be conducted.

On November 16, 2023, Aldeyra submitted to the FDA a Special Protocol Assessment (SPA) for a proposed Phase 3 clinical trial to assess ocular discomfort in a dry eye chamber, which is designed to simulate dry eye exacerbations or flares, potentially the most bothersome aspect of the disease for most dry eye patients. In response to the SPA, the FDA issued a SPA - No Agreement letter which provided feedback to Aldeyra on the proposed chamber trial. Based on the feedback, Aldeyra amended the design and protocol of the chamber trial and, per FDA SPA Guidance, Aldeyra and the FDA held a Type A meeting, during which we believe that the FDA concurred with the principal aspects of the trial design. Subsequent to the SPA Type A meeting, two chamber trials were initiated, in addition to one field trial, in which patients administered reproxalap or vehicle (placebo) over six weeks and reported ocular discomfort weekly.

As announced on August 8, 2024, the first chamber trial achieved the primary endpoint (P=0.004) of reducing patient-reported ocular discomfort relative to vehicle. On October 3, 2024, Aldeyra announced resubmission of the NDA, which included results from the first chamber trial and a draft label describing chronic and acute symptomatic benefit, in addition to acute reduction of ocular redness. On April 3 2025, based primarily on a baseline imbalance in symptom scores across treatment arms and other statistical comments, Aldeyra announced that the FDA issued a CRL regarding the NDA resubmission, stating that the NDA did not demonstrate “efficacy in adequate and well controlled studies in treating ocular symptoms associated with dry eyes” and that “at least one additional adequate and well-controlled study to demonstrate a positive effect on the treatment of ocular symptoms of dry eye” should be conducted. No safety or manufacturing issues with reproxalap were identified.

On May 5, 2025, we announced that the second chamber trial also achieved the primary endpoint (P=0.002) of reducing patient-reported ocular discomfort relative to vehicle (and that there was no notable baseline imbalance), and that the field trial did not reach statistical significance but was supportive of the activity of reproxalap. During a meeting with the FDA, we informed the FDA of the results of the second chamber and field trials and subsequently received written confirmation from the FDA that, for NDA resubmission, only the second chamber trial need be included in the NDA. On June 17, 2025, we announced the second resubmission of the NDA. In early December 2025, a draft label was received from the FDA. On December 15, 2025, the day before the target action PDUFA date for the second NDA resubmission, we announced that the FDA requested that the field trial be submitted to the NDA, triggering a three-month extension of the PDUFA target action date to March 16, 2026.

Figure 5: The Second Phase 3 Dry Eye Chamber Trial of Reproxalap in Dry Eye Disease

Primary Endpoint
Assessment Period
Vehicle
Reproxalap
P=0.002
Mean Ocular Discomfort Score (0-100)
Change from Baseline
15
10
5
0
-5
-10
10
20
30
40
50
60
70
80
90
100
Minutes in Dry Eye Chamber

Allergic Conjunctivitis

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

Primary Vitreoretinal Lymphoma

In June 2025, we announced receipt of a SPA Agreement Letter from the FDA for ADX-2191 for the treatment of primary vitreoretinal lymphoma. The randomized, double-masked, multicenter clinical trial proposed in the SPA will compare cancer cell clearance in approximately 20 patients following 1:1 randomization to receive either a single intraocular injection or eight intraocular injections of ADX-2191. The frequency of methotrexate injections has been linked to cancer cell clearance in patients with primary vitreoretinal lymphoma, and approximately five injections are required on average to achieve cancer cell clearance. In addition to the SPA agreement, the FDA has also agreed that, if positive, the trial, in addition to literature references, will be sufficient to support NDA resubmission. Top-line results from the clinical trial are expected in 2026.

Retinitis Pigmentosa

In June 2023, we announced top-line results from a Phase 2 clinical trial of intravitreal ADX‑2191 in eight patients with retinitis pigmentosa. Four patients were dosed monthly, and four patients were dosed twice monthly. Relative to baseline, across all patients, statistical significance was achieved for improvement in best corrected visual acuity (P<0.0001), low-light visual acuity (P=0.0001), time to electroretinographic response to light (P=0.02), macular sensitivity to light (P<0.0001), and dark-adapted peripheral sensitivity to light (P<0.0001). All enrolled patients completed the trial per protocol. ADX‑2191 was well tolerated, and no safety concerns were identified. No treatment-related adverse events associated with retinal morphology were observed. No serious adverse events were reported, and no patients discontinued due to adverse events.

Based on feedback from the FDA, we plan to initiate a Phase 2/3 clinical trial of ADX‑2191 in retinitis pigmentosa in the first half of 2026. Over 12 months of therapy administered every 30 days, the randomized, double-masked, multicenter clinical trial is designed to compare peripheral vision sensitivity to green (rod-mediated) light across a high and a low dose of ADX‑2191 and sham injections in approximately 45 retinitis pigmentosa patients (15 patients per arm).

Figure 7: Phase 2 Clinical Trial Results for ADX‑2191 in Retinitis Pigmentosa

The Markets for Our Product Candidates

Immune-Mediated Systemic Diseases

Immune-mediated systemic diseases, such as autoimmune disease and diseases characterized by inflammation, are generally chronic conditions that impair quality of life and lead to significant healthcare expenditures. In aggregate, immune-mediated diseases afflict in excess of millions of individuals worldwide. Given the complex pathophysiology of systemic immune-mediated disorders, therapy often requires combinations of drugs with distinct mechanisms of action. As such, we believe novel product candidates for immune-mediated diseases are in high demand.

Our RASP modulator platform represents a potential novel therapeutic approach for a variety of common diseases. We are not aware of any other company actively developing therapeutics that target RASP. Because RASP appear to be involved in the generation and potentiation of inflammation in general, we believe the potential therapeutic applicability of RASP modulators is broad. In 2022 and 2023, we announced proof-of-concept results from Phase 2a clinical trials of ADX‑629, a first-in-class, signal-finding, orally administered RASP modulator, in patients with COVID-19, atopic asthma, psoriasis, alcohol intoxication, chronic cough, and atopic dermatitis, all of which were supportive of the potential of systemic RASP modulation to treat immune-mediated diseases.

Dry Eye Disease and Allergic Conjunctivitis

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

Dry eye disease is estimated to afflict 39 million or more adults in the United States. Five classes of prescription topical ocular drugs are approved for dry eye disease treatment: cyclosporine (a generic immune modulator), lifitegrast (an immune modulator), loteprednol (a generic corticosteroid), perfluorohexyloctane (a water-free solution), and acoltremon (a TRPM8 agonist). The activity of cyclosporine and lifitegrast has been observed to be minimal or lacking in the majority of patients, and weeks or months of treatment may be required to achieve even modest clinical benefit; over 60% of patients discontinue treatment within 12 months of initiation. Loteprednol, a generically available corticosteroid, is indicated only for short-term treatment (up to two weeks) due to corticosteroid-associated toxicity, which includes increases in intraocular pressure that may lead to glaucoma, the development of cataracts, ocular infection, and other ocular morbidities. Perfluorohexyloctane is available over-the-counter in certain countries outside the United States as a lubricating eyedrop. Acoltremon administration causes ocular pain in 50% of patients. No approved dry eye disease drug has demonstrated activity within minutes or hours of administration as a primary endpoint in clinical trials. Thus, there is considerable demand for a novel, safe and efficacious topical ocular drug that can be used chronically but that acts quickly.

By modulating RASP, which are elevated in a variety of inflammatory diseases, reproxalap represents a novel mechanism for diminishing ocular inflammation. In a number of Phase 2 and Phase 3 clinical trials in dry eye disease, reproxalap demonstrated consistent statistically significant and clinically relevant activity across a variety of symptoms and signs, occurring as early as within minutes of dosing. Given the broad activity and rapid onset of action observed in clinical trials, including improvement in ocular symptoms and redness, we believe that reproxalap may have a commercially differentiated product profile versus currently approved drugs for dry eye disease.

Many patients with dry eye disease also manifest symptoms of allergic conjunctivitis, another common ocular inflammatory disease that affects more than 1 billion people worldwide, including more than 66 million in the United States. Allergic conjunctivitis is characterized by ocular itching and redness. Distinguishing between dry eye disease and allergic conjunctivitis can be challenging for healthcare providers. Approximately half of dry eye patients complain of itching, which is generally considered the result of allergy, and approximately half of allergic conjunctivitis patients complain of dryness, which is generally considered the result of dry eye disease. There are currently no FDA-approved products that are indicated for the chronic treatment of both dry eye disease and allergic conjunctivitis. Further, antihistamines, which are commonly used in allergic conjunctivitis, are known to exacerbate ocular dryness. In a number of Phase 2 and Phase 3 clinical trials in allergic conjunctivitis, reproxalap demonstrated consistent statistically significant and clinically relevant activity in improving ocular itching and redness. Thus, we believe reproxalap could offer differentiated efficacy relative to existing dry eye disease medications with regard to the potential treatment of the signs and symptoms of allergic conjunctivitis.

Primary Vitreoretinal Lymphoma

Primary vitreoretinal lymphoma is a rare, aggressive, and potentially fatal retinal cancer that is diagnosed in approximately 200 to 600 patients in the United States and 100 to 200 patients in the European Union per year. The median survival for newly diagnosed patients is less than five years. No approved treatments are currently available, though intravitreal injection of compounded methotrexate represents the current standard of care. ADX-2191 has received FDA Orphan Drug Designation for the treatment of primary vitreoretinal lymphoma, and EMA Orphan Designation for the treatment of primary large B-cell lymphomas of immune-privileged sites, including primary vitreoretinal lymphoma.

Retinitis Pigmentosa

Retinitis pigmentosa is a group of rare genetic eye diseases characterized by retinal cell death and loss of vision, for which there is no treatment. The prevalence of retinitis pigmentosa is more than one million people worldwide, and mutations leading to rhodopsin misfolding account for approximately 10% of cases. ADX‑2191 has received Orphan Drug Designation and Fast Track Designation from the FDA for the treatment of retinitis pigmentosa, and EMA Orphan Designation for the treatment of inherited retinal dystrophies of the rod-dominant phenotype, including retinitis pigmentosa.

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
Dry Eye Disease

Topical immunomodulators, such as cyclosporine (0.05% as Restasis®, 0.09% as Cequa®, and 0.1% as Vevye®) and lifitegrast (Xiidra®); loteprednol (a corticosteroid as Eysuvis®); an intranasal spray (varenicline as Tyrvaya®), a lubricating eyedrop (perfluorohexyloctane as MieboTM); a TRPM8 receptor agonist (acoltremon as Tryptyr®); and other generic steroids; and artificial tear solutions

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

Patent Portfolio

Our patent portfolio currently includes patents and patent applications covering the composition, formulation, and uses of reproxalap, ADX‑246, ADX‑248, ADX-2191 , and other novel compounds. As of December 31, 2025, we owned thirty-four United States patents and ten pending United States non-provisional patent applications, and two pending United States provisional patent applications, as well as numerous foreign counterparts to these patents and patent applications relating to reproxalap and other RASP modulators. Additionally, we both own and retain an exclusive license to certain patents and applications covering the formulation of ADX‑2191 and uses thereof in preventing and treating retinal indications, including retinitis pigmentosa, primary vitreoretinal lymphoma, and proliferative vitreoretinal disease. As of December 31, 2025, there are three granted United States Patents, two pending U.S. non-provisional patent applications, and approximately three pending and one issued foreign counterparts to the patent applications relating to ADX‑2191.

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of February 27, 2026, AbbVie has not exercised the AbbVie Option.

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

Sales and Marketing

We have retained worldwide commercial rights for our product candidates, provided, however, that on October 31, 2023, we entered into the AbbVie Option Agreement, pursuant to which we granted AbbVie an exclusive option (the AbbVie Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with us to develop, manufacture and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by us in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by us in the fields of ophthalmology and immunology before such data is shared with any other third party, in each case for clauses (a) to (d), on the terms and conditions set forth in the form of Co-Development, Co-Commercialization and License Agreement filed as an exhibit hereto (the Collaboration Agreement). As of February 27, 2026, AbbVie has not exercised the AbbVie Option. If we obtain marketing approval for reproxalap or any other product candidate that we develop, we intend to partner with other companies, including AbbVie, for commercialization, though there can be no guarantee that such partnership will be available.

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

Employees

As of December 31, 2025, we had 8 full-time employees and had engaged a number of consultants. We expect that a number of consultants previously engaged in development of our product candidates will participate in ongoing clinical and manufacturing activities. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Human Capital

We recognize that attracting, motivating, and retaining talent at all levels is vital to our continued success. Our employees are a significant asset and we aim to create an equitable, inclusive, and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. By focusing on employee retention and engagement, we also improve our ability to successfully commercialize our products following approval, if any; support our clinical trials, pipeline, platform technologies, business, and operations; and protect the long-term interests of our stockholders. Our success also depends on our ability to attract, engage, and retain a group of employees with diverse backgrounds. Our efforts to recruit and retain a passionate workforce include, among other things, providing competitive compensation and benefits packages.

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

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing. For example, in March 2010, the Affordable Care Act, or the ACA, was signed into law, which among other things, expanded coverage for the uninsured while at the same time containing overall healthcare costs, expanded and increased industry rebates for drugs covered under Medicaid programs, and made changes to the coverage requirements under the Medicare prescription drug benefit.

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form.

Other legislative changes have been proposed and adopted in the United States since the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. Accordingly, we continue to evaluate the effect that the ACA has on our business. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 led to automatic reductions of Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments will remain in effect until 2032 unless additional Congressional action is taken.

The heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics, also has resulted in executive orders, congressional inquiries, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, among other things, (i) directed the U.S. Department of Health & Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposed rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits the HHS to implement many of the provisions through guidance, as opposed to regulation, for the initial years. The provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices list of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges.

Subsequently in 2025, the HHS has announced additional drugs selected for the Medicare drug price negotiation program. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated but it is likely to have a significant impact on the pharmaceutical industry.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare and Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration has announced agreements with pharmaceutical companies that requires the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision eliminated judicial deference to regulatory agencies, which could increase legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

Orphan Drug Designation

The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States or more than 200,000 individuals where there is no reasonable expectation that the product development cost will be recovered from product sales in the United States. Orphan drug designation must be requested before submitting an NDA and does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. ADX‑2191 has received orphan designation for the treatment of retinitis pigmentosa and primary vitreoretinal lymphoma.

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

Research and Development Expenses

Substantially all of our research and development expenses incurred to date have been related to the development of reproxalap and ADX‑2191, as well as proof of concept trials with ADX‑629, which was a signal-finding molecule no longer under development. Our research and development expenses totaled $25.7 million for the year ended December 31, 2025 and $48.2 million for the year ended December 31, 2024.

We anticipate that we will incur additional research and development expenses for the foreseeable future as we advance ADX‑248, ADX‑246, and other compounds through preclinical and clinical development.

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

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. We submitted an NDA (the Reproxalap NDA) for reproxalap for the treatment of the signs and symptoms of dry eye disease in December 2022 and on November 27, 2023, we announced that we had received a Complete Response Letter from the FDA regarding this filing (the 2023 Complete Response Letter). In October 2024, we resubmitted the Reproxalap NDA, which included results from a revised chamber trial in response to the 2023 Complete Response Letter and on April 3, 2025, we announced that we had received a Complete Response Letter from the FDA (2025 Complete Response Letter, and collectively with the 2023 Complete Response Letter, the Complete Responses Letters) with respect to the resubmission. In the 2025 Complete Response Letter, the FDA stated that the Reproxalap NDA “failed to demonstrate efficacy in adequate and well controlled studies in treating ocular symptoms associated with dry eyes” and that “at least one additional adequate and well controlled study to demonstrate a positive effect on the treatment of ocular symptoms of dry eye” should be conducted. The letter identified concerns with the data from the trial submitted to the Reproxalap NDA that may have affected interpretation of the results, which the FDA stated may be related to methodological issues, including a difference in baseline scores across treatment arms. On May 5, 2025, we announced the results from the two additional dry eye disease trials, an additional dry eye chamber trial and a field trial. The additional dry eye chamber trial achieved the primary endpoint (P=0.002) of reducing patient-reported ocular discomfort in a dry eye chamber. In June 2025, we resubmitted the Reproxalap NDA, which, based on written agreement with the FDA, primarily consisted of results from the additional dry eye chamber trial. On July 17, 2025, we announced that the FDA accepted the Reproxalap NDA for review and assigned a PDUFA date of December 16, 2025. On December 15, 2025, we announced that the FDA had requested submission of the field trial, triggering an extension of the PDUFA date to March 16, 2026.

The FDA has substantial discretion in the approval process and may disagree with our interpretation of, or the sufficiency of, the data from our clinical trials. Clinical trial results frequently are susceptible to varying interpretations, and regulatory authorities may disagree on what are appropriate methods for analyzing data, which may delay, limit, or prevent regulatory approvals. There can be no assurance that the Reproxalap NDA resubmission to the FDA will be approved in a timely manner or at all. If marketing approval for reproxalap is delayed, limited, or denied, our ability to market reproxalap, and our ability to generate product sales, would be adversely affected. Even if reproxalap is approved for the treatment of dry eye disease, the FDA may limit use to certain patient populations, include extensive warnings on the product labeling, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of reproxalap.

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

In July 2025, the FDA announced a policy shift toward public disclosure of complete response letters issued for drugs that had not been approved. Additionally, in September 2025, the FDA announced that it will release future complete response letters promptly after they are issued to sponsors and the agency released a number of unpublished complete response letters issued associated with pending or withdrawn applications, including the reproxalap Complete Response Letter. Although the FDA has stated that all released letters will be redacted to remove confidential commercial information, trade secrets, and personal private information, public disclosure of any such letters we may receive could expose detailed information regarding our clinical data, chemistry, manufacturing and controls (CMC), or regulatory strategy. Although we intend to coordinate closely with the FDA to protect proprietary information, there is no assurance that such efforts will be successful or that any inadvertent disclosures will be remedied. Moreover, once published, we may have limited ability to correct or contextualize the FDA’s statements. As a result, this new policy of radical transparency could result in unforeseen reputational, operational, financial, and legal consequences for our company

Any public release of a complete response letter for one of our product candidates could materially and adversely affect our business and result in unforeseen reputational, operational, financial, and legal consequences. Such publication, among other things, may:

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

As part of our growth strategy, we plan to evaluate the development and commercialization of other therapies related to immune-mediated diseases. We will evaluate internal opportunities from our compound libraries, and also may choose to continue to in-license or acquire other product candidates, as well as commercial products, to treat patients suffering from immune-mediated disorders with high unmet medical needs and limited treatment options. New product candidates will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials, and approval by the FDA and/or applicable foreign regulatory authorities. In-licensed product candidates may have been unsuccessfully developed by others in indications similar to those that we may pursue. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities and/or achieve market acceptance. For example, in June 2023, we received a Complete Response Letter from the FDA regarding our NDA for ADX‑2191 for the treatment of primary vitreoretinal lymphoma (the ADX‑2191 Complete Response Letter). The ADX‑2191 Complete Response Letter stated that there was a “lack of substantial evidence of effectiveness” due to “a lack of adequate and well-controlled investigations” in the literature-based NDA submission. In January 2024 we de-prioritized the previously announced programs of ADX‑629 in chronic cough and idiopathic nephrotic syndrome due to regulatory and trial feasibility challenges, respectively. Additionally, in the year ended December 31, 2024, we deprioritized and subsequently ceased development of ADX‑2191 for the treatment of proliferative vitreoretinopathy due to the requirement from the FDA to run clinical trials that we did not deem to be feasible. In the quarter ended September 30, 2025, we discontinued clinical development of ADX‑629, pending further investigator-sponsored clinical testing in Sjögren-Larsson Syndrome. If marketing approval for our other product candidates is delayed, limited or denied, our ability to market the product candidate, and our ability to generate product sales, would be adversely affected. Such a delay could occur because a competitor product is approved before our product and secures patent protection, market exclusivity, or both, and thereby precludes our product approval for a number of years. It is also possible that additional studies or clinical trials may not suffice to make our application approvable. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, adequately priced, successfully commercialized, or widely accepted in the marketplace, or will be more effective than other commercially available alternatives.

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
•
such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we or any of our future development partners contract for clinical and commercial supplies; or
•
the approval policies, standards, or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data or regulatory submissions insufficient for approval.

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

We may not be successful in our efforts to identify or discover additional potential product candidates, or our decisions to prioritize the development of certain product candidates over others may later prove wrong.

Part of our strategy involves identifying and developing product candidates to build a pipeline of product candidates. Our drug discovery efforts may not be successful in identifying compounds that are useful in treating immune-mediated or other diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•
the research methodology used may not be successful in identifying potential product candidates;
•
potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and/or achieve market acceptance; or
•
potential product candidates may not be effective in treating their targeted diseases.

We are currently advancing multiple clinical development programs, which may create a strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources for any single product candidate to permit the successful development and commercialization of such product candidate, which could result in material harm to our business. Further, because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, in the year ended December 31, 2024, we deprioritized and subsequently ceased development of ADX‑2191 for the treatment of proliferative vitreoretinopathy due to the requirement from the FDA to run clinical trials that we did not deem to be feasible. In addition, during the quarter ended September 30, 2025, we discontinued clinical development of ADX‑629, pending further investigator-sponsored clinical testing in Sjögren-Larsson Syndrome. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any additional commercially viable products. In addition, our projections of both the number of patients with the targeted indications, as well as the subset of patients with the targeted indications who have the potential to benefit from treatment with our product candidates, are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business. Additionally, the potentially addressable patient population for our product candidates may be limited, or may not be amenable to treatment with our product candidates.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of primary vitreoretinal lymphoma and retinitis pigmentosa, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. Current pharmaceutical treatments that are used in the United States for dry eye disease include over-the-counter artificial tears, Restasis®, Xiidra®, Cequa®, Eysuvis®, Tyrvaya®, MieboTM, Vevye®, and Tryptyr®. In February 2022, the FDA approved the first generic version of Restasis®, which is now available for sale in the U.S. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and commercial and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Disruptions at the FDA and other governmental agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our operating results and business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees from the FDA, SEC, and other government offices, halting critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and other governmental agencies to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business. For example, the U.S. federal government was shut down from October 1, 2025 until November 12, 2025. During the shutdown, the FDA operated on a reduced basis with many non-essential functions suspended. While reviews tied to already paid user fees continued, companies may have experienced slower communications and selective deferrals. A government shutdown may prevent the FDA from conducting their regular inspections, reviews or other regulatory activities, and could significantly impact the ability of the FDA to timely review and process our regulatory submissions by the applicable PDUFA date, including our Reproxalap NDA, which could have a material adverse impact on our business. Furthermore, in our operations as a public company, government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the year ended December 31, 2025 and 2024 was approximately $33.8 million and $55.9 million, respectively. As of December 31, 2025, we had total stockholders’ equity of $44.3 million and an accumulated deficit of $484.0 million. Losses have resulted principally from costs incurred in our clinical trials and research and development programs, and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved and we do not enter into collaboration agreements with third parties, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We currently generate no revenue from sales, and we may never be able to commercialize reproxalap or our other product candidates. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We do not expect to generate revenue from sales of our product candidates that is sufficient to achieve profitability, excluding any upfront licensing fees we may receive, unless and until we obtain marketing approval for and commercialize one or more of our product candidates. We do not expect to commercialize reproxalap alone or with others or any of our other product candidates before at least the second quarter of 2026, if ever. Achieving profitability will require us or our partners, if any, to be successful in a range of challenging activities, including:

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

Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities. Because of the number and variability of factors that will determine our use of our cash, cash equivalents, and marketable securities, the ultimate use of cash, cash equivalents, and marketable securities may vary substantially from the currently intended use. Our management might not apply our cash, cash equivalents, or marketable securities in ways that ultimately increase the value of your investment. We expect to use our cash, cash equivalents, and marketable securities to: fund our planned clinical trials of a number of product candidates; continue to fund the Reproxalap NDA resubmission and approval process for reproxalap, including conducting any additional clinical trials or other activities that the FDA may require for approval of reproxalap; develop other molecules that relate to immune-mediated disease; pursue regulatory approval for our product candidates; service our debt obligations; and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash, cash equivalents, or marketable securities in short-term investment-grade interest-bearing securities, which may not yield a favorable return to our stockholders. If we do not invest or apply our cash, cash equivalents, or marketable securities in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income or tax due. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through December 31, 2025, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

Changes in tax laws and the implementation of tax laws could adversely affect us.

The laws that govern our taxation, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and Jobs Act (TCJA), the Coronavirus Aid, Relief, and Economic Security Act (CARES), and the IRA (as defined below) enacted a number of significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the Internal Revenue Code tax capitalization rules enacted in 2022 required domestic research and development expenses to be capitalized and amortized over a 5-year period for tax purposes. However,

The One Big Beautiful Bill Act (OBBB Act) features several tax reforms, including permitting taxpayers to permanently deduct domestic research and development expenses for amounts paid or incurred in tax years beginning after December 31, 2024. We are continuing to analyze the potential impact of the OBBB Act on our operations and financial condition. The OBBB Act did not materially impact our effective tax rate or cash flows in the current fiscal year.

We use our judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by the IRS or another taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations or financial condition. In addition, new legislation or regulations which could affect our tax burden could be enacted by Congress or another governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial position and results of operation.

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

As of December 31, 2025, we had only 8 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

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

As of December 31, 2025, we only had 8 full-time employees. We currently plan to commercialize reproxalap through a collaboration with AbbVie, should AbbVie choose to exercise the AbbVie Option. However, if AbbVie elects not to exercise the AbbVie Option, we may need to grow our organization to continue development and pursue the potential commercialization of reproxalap, either alone or with another third party. In addition, we expect that we will need to grow our organization to continue development and pursue the potential commercialization of our other product candidates, as well as function as a public company. As we seek to advance reproxalap, alone or with others, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively, and hire, train, and integrate additional clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to identify, recruit, or integrate additional personnel, and our failure to do so could prevent us from successfully growing our company.

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

We have been, are, and could in the future be, subject to securities class action litigation.

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

As of December 31, 2025, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 31% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. Concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

ITEM 2. PROPERTIES

Our offices are located in Lexington, Massachusetts. As of December 31, 2025, we lease approximately 9,351 square feet of office space pursuant to a lease that expires in December 2026. Management believes that this office space is suitable and adequate to meet our anticipated near-term needs. We anticipate that following the expiration of the lease, additional or alternative space will be available at commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become subject to litigation and claims arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings that we expect to have any material adverse effect on our business, financial condition or results of operation.

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

Holders of Record

As of December 31, 2025, there were 18 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

In March 2019, we entered into the Hercules Credit Facility which provided for a term loan of up to $60.0 million, $15.0 million of which has been funded as of December 31, 2025. The Hercules Credit Facility (as amended) provides for interest-only payments on borrowings until April 1, 2026; (ii) has a Maturity Date of April 1, 2026; and (iii) accrues interest at a rate of the greater of (a) the Prime Rate (as defined in the Hercules Credit Facility) plus 3.10%, or (b) 11.10%. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the consolidated financial statements contained in this annual report on Form 10-K. As of December 31, 2025, $15.0 million was outstanding under the Hercules Credit Facility, and no amounts remained available for borrowing.

In August 2024, we entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. No sales had been made pursuant to the 2024 Jefferies Sales Agreement as of December 31, 2025.

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of February 27, 2026, AbbVie has not exercised the AbbVie Option.

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

We do not expect reproxalap or any of our other product candidates to be commercially available, if at all, before at least the second quarter of 2026.

General and Administrative Expenses

Our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees during the years ended December 31, 2025 and 2024. Other general and administrative expenses include insurance premiums; consulting including pre-commercial costs; and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly-traded company, and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other Income (Expense)

Total other income (expense) consists primarily of interest income we earn on interest-bearing accounts, and interest expense incurred on our outstanding debt.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the year ended December 31, 2025, comprehensive loss is equal to our net loss of $33.8 million and reclassification of gains on marketable securities to net loss of less than $0.1 million. For the year ended December 31, 2024, comprehensive loss is equal to our net loss of $55.9 million and our net unrealized gain on marketable securities of less than $0.1 million.

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

Other Information

Net Operating Loss Carryforwards

As of December 31, 2025, we had federal and state income tax net operating loss (NOL) carryforwards of approximately $327.9 million and $320.8 million,] respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards generated through December 31, 2025 will expire at various dates through 2045. Federal NOLs generated during the years ended December 31, 2018 and thereafter will carry forward indefinitely. As of December 31, 2025, we had federal and state research and development tax credit carryforwards of approximately $13.0 million and $3.1 million, respectively, which will expire at various dates through 2045. Additionally, as of December 31, 2025, we had a federal orphan drug tax credit carryforward of approximately $2.8 million which expires at various dates throughout 2045.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets (tax attributes) to offset future taxable income or tax due. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021 that four ownership changes occurred since inception. Management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through December 31, 2025, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the provision for income taxes. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. For the year ended December 31, 2025, the Company generated research and development tax credits as well as an Orphan Drug Credit but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development tax credit carryforwards and, if an adjustment is required, this adjustment would result in an adjustment to the deferred tax asset established for the research and development tax credit carryforwards and the valuation allowance.

Recent Accounting Pronouncements

Recent accounting pronouncements that may be applicable to us are described in Note 2 to our Consolidated Financial Statements included herein.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including the progress of our research and development efforts, the timing and outcome of clinical trials, regulatory requirements, and the exercise, if any, of the AbbVie Option, including any related commercialization costs. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses.

Comparison of Years Ended December 31, 2025 and 2024

	Years ended December 31,		Increase (Decrease)
	2025	2024	Amount	Percent
Research and development	$25,662,855	$48,224,793	$(22,561,938)	(46.8%)
General and administrative	9,602,351	11,892,239	(2,289,888)	(19.3%)
Loss from operations	(35,265,206)	(60,117,032)	24,851,826	(41.3%)
Other income (expense):
Interest income	3,323,855	6,191,829	(2,867,974)	(46.3%)
Interest expense	(1,905,310)	(1,926,241)	20,931	(1.1%)
Total other income, net	1,418,545	4,265,588	(2,847,043)	(66.7%)
Net loss	$(33,846,661)	$(55,851,444)	$22,004,783	(39.4%)

Net Loss. Net loss for the years ended December 31, 2025 and 2024 was approximately $33.8 million and $55.9 million, respectively. As of December 31, 2025, we had total stockholders’ equity of $44.3 million. Losses have resulted primarily from costs incurred in our clinical trials, drug manufacturing costs, and other research and development programs, and from our general and administrative expenses.

Research and Development Expenses. Research and development expenses were $25.7 million for the year ended December 31, 2025 compared to $48.2 million for the same period in 2024. The decrease of approximately $22.5 million is primarily related to a decrease in $10.5 million in external clinical development costs, $8.5 million in drug product manufacturing costs, $1.6 million in external preclinical development costs, $1.5 million in personnel costs and $0.4 million in consulting expenditures.

For the year ended December 31, 2025, approximately 33% of the total research and development expenses related to the advancement of late-stage product candidates. As it relates to our late-stage product candidate spend during the year ended December 31, 2025, approximately 19% of research and development expense was attributable to reproxalap and 14% of research and development expense to ADX‑2191. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results is a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and Administrative Expenses. General and administrative expenses were $9.6 million for the year ended December 31, 2025, compared to $11.9 million for the year ended December 31, 2024. The decrease of approximately $2.3 million is primarily related to decreases in personnel and legal expenditures.

Other Income (Expense). Total other income, net, was approximately $1.4 million and $4.3 million for the year ended December 31, 2025 and 2024. The decrease of $2.9 million was principally due to a decrease in interest income as a result of a decrease in investments.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities and borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At December 31, 2025, we had total stockholders’ equity of approximately $44.3 million and cash, and cash equivalents of $70.0 million. During the year ended December 31, 2025, we had net loss of approximately $33.8 million.

In August 2024, we entered into the 2024 Jefferies Sales Agreement under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of December 31, 2025, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility which provided for a term loan of up to $60.0 million, $15.0 million of which has been funded as of December 31, 2025. The Hercules Credit Facility (as amended) provides for interest-only payments on borrowings until April 1, 2026; (ii) has a Maturity Date of April 1, 2026; and (iii) accrues interest at a rate of the greater of (a) the Prime Rate (as defined in the Hercules Credit Facility) plus 3.10%, or (b) 11.10%.

The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, in each case subject to customary exceptions, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the consolidated financial statements contained in this annual report on Form 10-K. As of December 31, 2025, $15.0 million was outstanding under the Hercules Credit Facility and no amounts remained available for borrowing.

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

Based on our current operating plan, we believe that our cash and cash equivalents, as of December 31, 2025, will be sufficient to fund our currently projected operating expenses and debt obligations for at least twelve months from February 27, 2026, including continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization (as applicable) of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities and regulatory activities, commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates, or conduct any substantial additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development of reproxalap, and our other product candidates. Subsequent trials initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

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

Cash Flows. The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(33,345,682)	$(43,208,747)
Net cash provided by (used in) investing activities	47,736,288	(44,915,755)
Net cash provided by (used in) financing activities	1,123,556	(171,422)
Net increase (decrease) in cash and cash equivalents	$15,514,162	$(88,295,924)

Operating Activities. Net cash used in operating activities was $33.3 million in 2025, compared to net cash used in operating activities of $43.2 million in 2024. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for 2025 as compared to 2024 was primarily due to decreases in research and development activities, and decreases in accrued expenses due to the amount and timing of payments for research and development activities.

Investing Activities. Net cash provided by investing activities in 2025 was $47.7 million compared to net cash used in investing activities in 2024 of $44.9 million. Net cash provided by investing activities primarily related to maturities of marketable securities in 2025. Net cash used in investing activities related to purchases of marketable securities in 2024.

Financing Activities. Net cash provided by financing activities was $1.1 million for the year ended December 31, 2025 and consisted of proceeds from stock option exercises. Net cash used in financing activities of $0.2 million for year ended 2024 consisted of offering costs offset by stock purchases under the employee stock purchase plan.

Off-Balance Sheet Arrangements. Through December 31, 2025, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are allowed to comply with the disclosure obligations applicable to a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, with respect to this annual report on Form 10-K, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is contained on pages 109 through 134 of this annual report on Form 10-K and is incorporated herein by reference.

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

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on the assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we qualified as a “smaller reporting company and non-accelerated filer.”

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the three months ended December 31, 2025, neither we nor any of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the Securities and Exchange Commission’s rules).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2025 (Proxy Statement), and is incorporated in this annual report on Form 10-K by reference.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information as of December 31, 2025, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2023 Equity Incentive Plan (2023 Equity Plan), 2013 Equity Incentive Plan (Amended 2013 Plan), and our 2016 Employee Stock Purchase Plan (2016 ESPP).

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	8,856,979	(1)	$5.50	(2)	6,228,048	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	8,856,979	(1)	$5.50	(2)	6,228,048	(3)

(1)
Of these shares, 274,496 were underlying then outstanding restricted stock unit awards, 4,787,406 were subject to options then outstanding under the Amended 2013 Plan, and 3,795,077 were subject to options then outstanding under the 2023 Equity Plan.

(2)
Does not take into account restricted stock units, which have no exercise price.
(3)
Represents 2,717,502 shares of common stock available for issuance under our 2023 Equity Plan and 3,510,546 shares of common stock available for issuance under our 2016 ESPP. No shares are available for future issuance under the Amended 2013 Plan. Our 2016 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year equal to the lesser of: (1) 1% of the shares of common stock outstanding at that time; and (2) such other amount as our board of directors may determine. On January 2, 2026, an additional 601,628 shares became available for future issuance under the 2016 ESPP. The additional shares from the annual increase on January 2, 2026 are not included in the table above.

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

10.9†

Aldeyra Therapeutics, Inc. Amended and Restated Change in Control Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (as filed on August 5, 2021, and incorporated herein by reference))

10.10

Lease Agreement by and between WLC Three VI, L.L.C. and the Registrant, dated as of September 11, 2017 (filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (as filed on November 9, 2017, and incorporated herein by reference))

10.11

First Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of November 27, 2017 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (as filed on March 29, 2018, and incorporated herein by reference))

10.12

Second Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of October 7, 2020 (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (as filed on November 5, 2020 and incorporated herein by reference))

10.13

Third Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of August 12, 2021 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (as filed on October 26, 2021 and incorporated herein by reference))

10.14

Fourth Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of November 22, 2023 (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (as filed on March 7, 2024, and incorporated herein by reference))

10.15

Fifth Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of April 29, 2024 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (as filed on August 1, 2024 and incorporated herein by reference))

10.16

Sixth Amendment to Lease between WLC Three VI, L.L.C. and the Registrant, dated as of April 1,2025 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (as filed on August 5, 2025 and incorporated herein by reference))

10.17†

Amendment No. 1 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q (as filed on August 10, 2016, and incorporated herein by reference))

10.18†

Amendment No. 2 to the Aldeyra Therapeutics, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.29 to the Registrant’s Quarterly Form 10-Q (as filed on August 9, 2018, and incorporated herein by reference))

10.19†

Aldeyra Therapeutics, Inc. 2016 Employee Stock Purchase Plan (filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q (as filed on August 10, 2016, and incorporated herein by reference))

10.20

Agreement and Plan of Merger, dated as of January 24, 2019, by and among Aldeyra Therapeutics, Inc., Helio Vision, Inc., Halo Merger Sub, Inc., Halo Merger Sub, LLC and Josef von Rickenbach, as the Securityholder Representative (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K (as filed on January 29, 2019, and incorporated herein by reference))

10.21†

Offer Letter, effective as of October 21, 2015, between the Registrant and Stephen Machatha, Ph.D.(filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (as filed on March 17, 2022, and incorporated herein by reference))

10.21(a)†

Offer Letter Amendment No. 1, effective as of January 1, 2018, between the Registrant and Stephen Machatha, Ph.D. (filed as Exhibit 10.19(a) to the Registrant’s Annual Report on Form 10-K (as filed on March 17, 2022, and incorporated herein by reference))

10.21(b)†

Offer Letter Amendment No. 2, effective as of March 23, 2021, between the Registrant and Stephen Machatha, Ph.D. (filed as Exhibit 10.19(b) to the Registrant’s Annual Report on Form 10-K (as filed on March 17, 2022, and incorporated herein by reference))

10.22

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

10.23

First Amendment to Loan and Security Agreement, dated April 20, 2021, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K as filed on April 21, 2021, and incorporated herein by reference)

10.24

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

10.25

Third Amendment to Loan and Security Agreement, dated April 29, 2024, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K as filed on December 27, 2022, and incorporated herein by reference).

10.26

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

10.27

Fifth Amendment to Loan and Security Agreement, dated October 28, 2024, by and among the Registrant, Helio Vision, LLC, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc.

10.28+

Exclusive Option Agreement, between the Registrant and AbbVie Inc., dated as of October 31, 2023 (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (as filed on March 7, 2024, and incorporated herein by reference))

10.29+	Expansion Side Letter Agreement: Aldeyra & AbbVie Collaboration Update

10.30†

Aldeyra Therapeutics, Inc. 2023 Equity Incentive Plan, form of option agreement, and form of RSU agreement thereunder (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (as filed on August 3, 2023, and incorporated herein by reference))

10.31†

Transition Agreement, effective December 23, 2025, between the Registrant and Stephen G. Machattha, Ph.D. (filed as item 5.02 as filed on December 23, 2025 on Form 8‑K, and incorporated herein by reference)

19.1*	Aldeyra Therapeutics, Inc. Amended and Restated Insider Trading Policy

21.1*	Subsidiaries of Aldeyra Therapeutics, Inc.

23.1*	Consent of BDO USA, P.C. independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

97	Aldeyra Therapeutics, Inc. Policy for the Recovery of Erroneously Awarded Compensation

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Commonwealth of Massachusetts, on February 27, 2026.

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

Signature	Title	Date

/s/ Todd C. Brady, M.D., Ph.D.	Chief Executive Officer and Director	February 27, 2026
Todd C. Brady, M.D., Ph.D.	(principal executive officer)

/s/ Michael Alfieri	Head of Finance	February 27, 2026
Michael Alfieri	(principal financial and accounting officer)

/s/ Richard H. Douglas, Ph. D.	Chairman of the Board of Directors	February 27, 2026
Richard H. Douglas, Ph.D.

/s/ Ben Bronstein, M.D.	Director	February 27, 2026
Ben Bronstein, M.D.

/s/ William Clark	Director	February 27, 2026
William Clark

/s/ Martin J. Joyce	Director	February 27, 2026
Martin J. Joyce

/s/ Nancy Miller-Rich	Director	February 27, 2026
Nancy Miller-Rich

/s/ Gary Phillips, M.D.	Director	February 27, 2026
Gary Phillips, M.D.

/s/ Neal Walker, D.O.	Director	February 27, 2026
Neal Walker, D.O.

ALDEYRA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Aldeyra Therapeutics, Inc.

Lexington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aldeyra Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of Accrued or Deferred Research & Development Clinical Trial Expenses

As described in Notes 2, 7 and 8 to the consolidated financial statements, the Company’s deferred research and development expenses and accrued research and development expenses totaled approximately $1.0 million and $1.3 million, respectively, as of December 31, 2025. A portion of the accrued research and development expenses and the deferred research and development expenses relate to clinical trial activities. Clinical trial activities pertain to third-party services, including subject-related fees at the sites where the Company’s clinical trials are being conducted and investigator fees, amongst other costs. Costs associated with these clinical trial expenses are generally payable on the passage of time or when certain milestones are achieved. Accrued liabilities are recorded related to those clinical trial expenses for which vendors have not yet billed the Company with respect to services provided that the Company has received. The accrual for these clinical trial expenses is based on such assumptions as total costs incurred to date, the number of subjects and clinical trial sites and length of the study. Payments made by the Company in advance for clinical trial services not yet provided and/or for materials not yet received are recorded as deferred research and development expenses. Actual results may differ from these estimates.

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

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of certain assumptions related to total costs incurred to date, the number of subjects, and length of the study for certain contracts, by: i) confirming clinical total costs incurred to date, contracted fees and total amounts billed with the clinical vendors to evaluate the completeness of costs in the estimates, ii) interviewing respective clinical operations personnel to obtain information related to the progress of the projects, iii) assessing original clinical vendor contract terms and change orders for the certain contracts, including the expected timeline for the related study, iv) evaluating the consistency of those assumptions for certain contracts with the Company’s press releases and other public information and v) evaluating patient enrollment progress.
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

Boston, Massachusetts

February 27, 2026

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$70,041,254	$54,527,092
Marketable securities	—	46,624,180
Prepaid expenses and other current assets	1,742,202	2,921,206
Total current assets	71,783,456	104,072,478
Deferred offering costs	—	267,261
Right-of-use assets	275,861	266,955
Total assets	$72,059,317	$104,606,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$158,461	$180,453
Accrued expenses	6,120,297	12,118,367
Current portion of debt	15,249,632	31,372
Operating lease liabilities	280,537	271,631
Deferred collaboration revenue	6,000,000	6,000,000
Total current liabilities	27,808,927	18,601,823
Long-term debt, net of current portion	—	15,000,000
Total liabilities	27,808,927	33,601,823
Commitments and contingencies (Notes 3, 9, & 13)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 60,162,773 and 59,648,278 shares issued and outstanding, respectively	60,163	59,648
Additional paid-in capital	528,147,480	521,018,373
Accumulated other comprehensive income	—	37,442
Accumulated deficit	(483,957,253)	(450,110,592)
Total stockholders’ equity	44,250,390	71,004,871
Total liabilities and stockholders’ equity	$72,059,317	$104,606,694

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2025	2024
Operating expenses:
Research and development	$25,662,855	$48,224,793
General and administrative	9,602,351	11,892,239
Loss from operations	(35,265,206)	(60,117,032)
Other income (expense):
Interest income	3,323,855	6,191,829
Interest expense	(1,905,310)	(1,926,241)
Total other income, net	1,418,545	4,265,588
Net loss	$(33,846,661)	$(55,851,444)
Net loss per share - basic and diluted	$(0.56)	$(0.94)
Weighted average common shares outstanding - basic and diluted	60,056,557	59,484,794

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2025	2024
Net loss	$(33,846,661)	$(55,851,444)
Other comprehensive income (loss):
Net unrealized gain on marketable securities, net of tax	—	37,442
Reclassification adjustment for gains included in net loss, net of tax	(37,442)	—
Total other comprehensive income (loss)	(37,442)	37,442
Comprehensive loss	$(33,884,103)	$(55,814,002)

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders' Equity
	Common Voting Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2023	59,195,951	$59,196	$513,994,982	$—	$(394,259,148)	$119,795,030
Stock-based compensation	—	—	6,635,504	—	—	6,635,504
Issuance of common stock, exercise of stock options	98,680	98	350,181	—	—	350,279
Issuance of common stock, employee stock purchase plan	13,159	14	38,046	—	—	38,060
Issuance of common stock, vested restricted stock unit awards	340,488	340	(340)	—	—	—
Other comprehensive income	—	—	—	37,442	—	37,442
Net loss					(55,851,444)	(55,851,444)
Balance, December 31, 2024	59,648,278	59,648	521,018,373	37,442	(450,110,592)	71,004,871
Stock-based compensation			6,006,066			6,006,066
Issuance of common stock, exercise of stock options	274,158	275	1,103,665	—	—	1,103,940
Issuance of common stock, employee stock purchase plan	7,101	7	19,609	—	—	19,616
Issuance of common stock, vested restricted stock unit awards	233,236	233	(233)	—	—	—
Other comprehensive income (loss)	—	—	—	(37,442)		(37,442)
Net loss					(33,846,661)	(33,846,661)
Balance, December 31, 2025	60,162,773	$60,163	$528,147,480	$—	$(483,957,253)	$44,250,390

The accompanying notes are an integral part of these consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,846,661)	$(55,851,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,091,413	7,973,499
Non-cash interest expense	218,260	177,326
Net amortization of premium on marketable securities	(1,149,550)	(1,670,983)
Depreciation and amortization expense	251,993	249,623
Write-off of deferred offering costs	267,261	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	1,179,004	2,066,111
Accounts payable	(21,992)	(1,157,604)
Accrued expenses and other liabilities	(6,335,410)	5,004,725
Net cash used in operating activities	(33,345,682)	(43,208,747)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(40,263,712)	(96,915,755)
Maturities of marketable securities	88,000,000	52,000,000
Net cash provided by (used in) investing activities	47,736,288	(44,915,755)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs	—	(267,261)
Proceeds from exercise of stock options	1,103,940	350,279
Proceeds from employee stock purchase plan	19,616	38,060
Debt end of term charge paid in cash	—	(292,500)
Net cash provided by (used in) financing activities	1,123,556	(171,422)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,514,162	(88,295,924)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,527,092	142,823,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,041,254	$54,527,092
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,688,125	$1,753,792

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

Risks and Uncertainties –The ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the United States Food and Drug Administration (FDA) under the Food, Drug and Cosmetic Act. Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, there can be no assurance that the Company will not encounter problems in the clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

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

Use of Estimates – The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions, including fair value estimates for investments, that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company evaluates its estimates and assumptions on an ongoing basis. The most significant estimates in the Company’s consolidated financial statements include, but are not limited to deferred and accrued research and development costs, stock-based compensation, and accounting for income taxes and related valuation allowance. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Loss Contingencies – The outcome of loss contingencies, legal proceedings, indemnification matters, and claims brought against us is subject to uncertainty. An estimated loss contingency is accrued by a charge to earnings if it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. Determination of whether to accrue a loss requires evaluation of the probability of an unfavorable outcome and the ability to make a reasonable estimate. Changes in these estimates could affect the timing and amount of accrual of loss contingencies and could be material to the financial statements. Legal costs associated with legal proceedings are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Intellectual Property – The legal and professional costs incurred by the Company to acquire its patent rights are expensed as incurred and included in general and administrative expenses. At December 31, 2025 and 2024, the Company has determined that these expenses have not met the criteria to be capitalized since the future benefits to be derived from the patents is uncertain. Intellectual property related expenses for the years ended December 31, 2025 and 2024 were $0.6 million and $1.0 million, respectively.

Collaborative Arrangements – The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of Accounting Standards Codification (ASC) 808, Collaborative Arrangements (ASC 808). The ASC 808 assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain units of account, the Company first determines which units of account of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606), if any, and which units of may be subject to other specific recognition guidance, if any. For units of account of collaboration arrangements that are accounted for pursuant to ASC 808, and not subject to other specific recognition guidance, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election.

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

Income Taxes – The Company follows the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes (ASC 740), in reporting deferred income taxes. ASC 740 requires a company to recognize deferred tax liabilities and assets for expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements. Under the ASC 740 method, deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in the years in which the temporary differences are expected to reverse. Valuation allowances are provided if based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

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

Research and Development Costs – Research and development (R&D) costs are charged to expense as incurred and relate to salaries, employee benefits, stock-based compensation related to employees, consulting services, other operating costs and expenses associated with preclinical and clinical trial activities. Payments made by the Company in advance for research and development services not yet provided and/or for materials not yet received are recorded as prepaid research and development expenses. Accrued liabilities are recorded related to those expenses for which vendors have not yet billed us with respect to services provided and/or materials that we have received.

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

Comprehensive Loss – Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For December 31, 2025, comprehensive loss is equal to the Company’s net loss of $33.8 million and reclassification of gains on marketable securities to net loss of less than $0.1 million. For December 31, 2024, comprehensive loss is equal to the Company's net loss of $55.9 million and unrealized gain on marketable securities of less than $0.1 million.

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

Recent Accounting Pronouncements – In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The Company adopted ASU 2023-09 prospectively in 2025 and it did not have a material impact on the Company's consolidated financial statements. See Note 11 for more information on the effects of the adoption of ASU 2023-09.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (ASU 2024-03). ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is evaluating the impact of ASU 2024-03 on the Company's consolidated financial statements.

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

The Company determined that liability accounting is not required for the Milestone Shares under ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through December 31, 2024. Accordingly, the Milestone Shares are evaluated under ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the Helio founders as a compensation expense and to the other former securityholders of Helio as an in-process research and development expense if there is no alternative future use. No milestones related to the remaining Milestone Shares are considered probable of being achieved as of December 31, 2025.

4.
NET LOSS PER SHARE

For the years ended December 31, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares due to the Company’s net loss position.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact:

	Years ended December 31,
	2025	2024
Options to purchase common stock	8,582,483	7,621,580
Nonvested restricted stock units	274,496	540,965
Total of common stock equivalents	8,856,979	8,162,545

5.
CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At December 31, 2025, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Unrecognized Loss	Estimated Fair Value	Cash and Cash Equivalents
Cash	$29,566,736	$—	$—	$29,566,736	$29,566,736
Money market funds	40,474,518	—	—	40,474,518	40,474,518
Total cash and cash equivalents	$70,041,254	$—	$—	$70,041,254	$70,041,254

Total cash, cash equivalents, and current marketable securities					$70,041,254

There were no marketable securities held at December 31, 2025.

At December 31, 2024, cash, cash equivalents, and marketable securities were comprised of:

	Carrying Amount	Unrecognized Gain	Estimated Fair Value	Cash and Cash Equivalents	Current Marketable Securities
Cash	$23,734,013	$—	$23,734,013	$23,734,013	$—
Money market funds	30,793,079	—	30,793,079	30,793,079	—
Total cash and cash equivalents	$54,527,092	$—	$54,527,092	$54,527,092	$—

U.S. government agency securities	$46,586,738	$37,442	$46,624,180	$—	$46,624,180
Available for sale marketable securities (1)	46,586,738	—		—	46,624,180
Total cash, cash equivalents, and current marketable securities				$54,527,092	$46,624,180

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

The following table presents information about the Company’s assets measured at fair value at December 31, 2025 and December 31, 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$40,474,518	$—	$—	$40,474,518
Total assets at fair value	$40,474,518	$—	$—	$40,474,518

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$30,793,079	$—	$—	$30,793,079
U.S. government agency securities (b)	46,624,180	—	—	46,624,180
Total assets at fair value	$77,417,259	$—	$—	$77,417,259

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

There were no liabilities measured at fair value at December 31, 2025 or December 31, 2024.

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

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2025 and 2024 were:

	December 31,	December 31,
	2025	2024
Deferred research and development expenses	$1,043,086	$2,211,963
Prepaid insurance expenses	407,194	408,091
Miscellaneous prepaid expenses and other current assets	291,922	301,152
Total prepaid expenses and other current assets	$1,742,202	$2,921,206

8.
ACCRUED EXPENSES

Accrued expenses at December 31, 2025 and 2024 were:

	December 31,	December 31,
	2025	2024
Accrued compensation	$4,272,999	$4,333,216
Accrued research and development expenses	1,288,423	7,228,922
Accrued other expenses	558,875	556,229
Total accrued expenses	$6,120,297	$12,118,367

9.
CREDIT FACILITY

The Company’s current and long-term debt obligation consists of amounts the Company is obligated to repay under the credit facility with Hercules Capital, Inc. (Hercules). In March 2019, the Company entered into a Loan and Security Agreement (Loan and Security Agreement or Hercules Credit Facility) with Hercules and several banks and other financial institutions or entities, from time-to-time parties thereto (collectively, referred to herein as Lender), providing for a term loan of up to $60.0 million, subject to the satisfaction of certain conditions contained therein, that is secured by a lien covering all of the Company’s assets, other than the Company’s intellectual property. The Loan and Security Agreement provided for (i) an initial term loan advance of up to $5.0 million at the Company’s option, which expired unutilized on April 15, 2019; (ii) three additional term loan advances of up to $15.0 million each, at the Company’s option, available to the Company upon the occurrence of certain pre-specified funding conditions prior to September 30, 2019 (2019 Tranche), March 31, 2020 (2020 Tranche), and March 31,

2021 (2021 Tranche); and (iii) a final additional term loan advance (Fourth Loan Tranche) of up to $10.0 million prior to December 31, 2021, at the Company’s option, subject to approval by the Lender’s investment committee. The 2019 Tranche was drawn down in full by the Company in September 2019 and the 2020 Tranche and 2021 Tranche expired unutilized prior to the Company satisfying the funding conditions for such tranche. On April 20, 2021, the Company entered into the First Amendment to the Loan and Security Agreement (First Amendment). The First Amendment, among other things, lowered the variable per annum rate of interest on borrowings under the Loan and Security Agreement from the greater of (a) 9.10% and (b) the prime rate (as reported in the Wall Street Journal or any successor publication thereto) plus 3.10% to the greater of (x) the Prime Rate (as defined therein) plus 3.10% or (y) 8.60%. Repayment of the aggregate outstanding principal balance of the term loan, in monthly installments, was to commence upon expiration of the interest-only period and continue through October 1, 2023 (Maturity Date). The First Amendment was determined to be a modification in accordance with ASC Topic 470, Debt (ASC 470), and did not result in an extinguishment.

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

On April 29, 2024, the Company entered into the Third Amendment to the Loan and Security Agreement (Third Amendment). The Third Amendment, among other things, extended the expiration of the period in which interest-only payments were to be made on borrowings under the Loan and Security Agreement to October 1, 2024. On May 1, 2024, the Fourth Loan Tranche commitment expired unutilized. The Second and Third Amendments were determined to be modifications in accordance with ASC 470 and did not result in an extinguishment.

On September 30, 2024, the Company entered into the Fourth Amendment to the Loan and Security Agreement (Fourth Amendment). The Fourth Amendment, among other things, (i) extended the expiration of the period in which interest-only payments are made on borrowings under the Loan and Security Agreement to April 1, 2026; (ii) extended the Maturity Date from October 1, 2024 to April 1, 2026; and (iii) amended the term loan interest rate to be the greater of (a) the Prime Rate (as defined in the Loan and Security Agreement) plus 3.10%, or (b) 11.10%. In addition, a supplemental end of term charge of $300,000 (Second Supplemental End of Term Charge) shall be due on the earlier of (a) the Maturity Date, as amended, or (b) repayment of the aggregate amount of advances under the Loan and Security Agreement. The Supplemental End of Term Charge of $292,500 was paid on October 1, 2024. The Fourth Amendment was determined to be a modification in accordance with ASC Topic 470 and did not result in an extinguishment.

On October 28, 2024, the Company entered into the Fifth Amendment to the Loan and Security Agreement (Fifth Amendment). The Fifth Amendment introduces, among other things, new definitions to include holding investments in a wholly owned subsidiary structured as a Massachusetts Security Corporation.

In connection with the Hercules Credit Facility, the Company has incurred: a commitment charge of $25,000; transaction costs of $273,186; a fee of $375,000 upon closing; the End of Term Charge, which was paid in October 2023; and the Supplemental End of Term Charge, which was paid in October 2024. In addition, the Company will be required to pay the Second Supplemental End of Term Charge. The fees and transaction costs are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. Using the effective interest method, the End of Term Charge was amortized to interest expense from 2019 through October 2023, the Supplemental End of Term Charge was amortized to interest expense from December 2022 through October 2024, and the Second Supplemental End of Term Charge is amortized to interest expense from September 2024 through the Maturity Date. The effective interest rate was 12.4% at December 31, 2025. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment.

As of December 31, 2025, $15 million has been funded under the Loan and Security Agreement and no additional amounts were available to the Company for borrowing.

Long-term debt consisted of the following:

	December 31,	December 31,
	2025	2024
Term loan payable	$15,000,000	$15,000,000
Supplemental end of term charge	250,000	33,333
Unamortized debt issuance costs	(368)	(1,961)
Less: current portion	(15,249,632)	(31,372)
Total long-term debt	$—	$15,000,000

Future principal payments, including the Supplemental End of Term Charge, are as follows for the years ending December 31:

Years Ending
December 31,
2026	$15,300,000
Total	$15,300,000

The Loan and Security Agreement also contains certain events of default, representations, warranties, and non-financial covenants of the Company. As of December 31, 2025, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings, upon the same terms and conditions afforded to such other investors.

10.
STOCKHOLDERS’ EQUITY

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2025, a total of 8,582,483, 2,717,502, and 3,510,546, shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options, (ii) the issuance of stock awards under the Company’s 2023 Equity Plan, and (iii) the issuance of shares under the 2016 ESPP, respectively.

2024 Jefferies Sales Agreement

In August 2024, the Company entered into an Open Market Sales Agreement SM with Jefferies LLC (Jefferies), as sales agent (the 2024 Jefferies Sales Agreement), under which the Company has the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of December 31, 2025, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

11.
INCOME TAXES

Income before provision for income taxes was as follows:

	Years ended December 31,
	2025	2024
United States	$(33,846,661)	$(55,851,444)
Foreign	—	—
Income (loss) before taxes	$(33,846,661)	$(55,851,444)

No current or deferred tax provision expense has been recorded for federal income taxes as the Company has incurred losses since inception for tax purposes and maintains a full valuation allowance against net deferred tax assets. During 2025, the Company calculated a $30,000 state current tax provision for liability due from the Company's Massachusetts Security Corporation. However, due to immateriality, the tax expense was not recorded. There is no deferred tax provision expense recorded for state income taxes because the Company has a full valuation allowance against net deferred tax assets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the income tax provision for the year ended December 31, 2025 and December 31, 2024 is as follows:

	Years ended December 31,
	2025	2024
Deferred Taxes
Federal	$—	$—
State	—	1,000
Total income tax provision	$—	$1,000

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year end, December 31,
	2025	Rate (%)
U.S. Federal Statutory Tax Rate	$(7,108)	(21.00)%
State and Local Income Taxes, Net of Federal Income Tax Effect(a)	—	—%
Tax Credits
Research and development tax credits	(837)	(2.47)%
Federal Orphan Drug Credits	(367)	(1.09)%
Changes in Valuation Allowances	7,252	21.43%
Nontaxable or Nondeductible Items
Section 162(m) Limitation	629	1.86%
Stock Compensation	380	1.12%
Other Adjustments	51	0.15%
Effective income tax rate	$—	0.00%

(a) State and local taxes in Massachusetts comprise the entirety of this category.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for the year prior to the adoption of ASU 2023-09 is as follows:

Year ended December 31,
2024
Statutory tax rate	21.00%
State taxes, net of federal benefits	6.65%
Federal research and development credits	4.32%
Change in valuation allowance	(29.86)%
Stock-based compensation	(2.10)%
Other	(0.01)%
Effective tax rate	0.00%

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	Years ended December 31,
	2025	2024
Deferred Tax Assets
Federal & state NOL carryforward	$89,129,844	$73,738,480
Federal & state R&D credit carryforward	18,192,281	16,803,144
Deferred costs	2,513,728	1,139,165
Intangibles – net	78,378	78,378
Accounts payable and accrued expenses	2,885,142	4,203,111
Stock options	3,627,963	3,575,996
Capitalized R&D expenses	14,440,266	21,929,898
Other items	98,731	99,098
Gross deferred tax assets	130,966,333	121,567,270
Valuation allowance	(130,890,968)	(121,486,475)
Deferred tax assets, net	75,365	80,795
Deferred Tax Liabilities
Right-of-use asset	(75,365)	(72,932)
Unrealized gain	—	(7,863)
TOTAL	$—	$—

The change in valuation allowance of $9.4 million from December 31, 2024 to December 31, 2025 was primarily the result of the pre-tax book loss and the current year generated tax credits partially offset by expensing of previously capitalized domestic research and development costs due to the OBBB Act.

In assessing the realizability of net deferred taxes in accordance with ASC 740, Income Taxes, the Company considers whether some portion or all the deferred tax assets are more likely than not to be unrealized. Based on the weight of available evidence, primarily the incurrence of net losses since inception, anticipated net losses in the near future, reversals of existing temporary differences, and expiration of various federal and state attributes, the Company does not consider some or all net deferred taxes more likely than not to be realized. Accordingly, a 100% valuation allowance has been applied against net deferred tax assets.

As of December 31, 2025, the Company had federal and state income tax net operating loss (NOL) carryforwards of approximately $327.9 million and $320.8 million, respectively. Federal NOL carryforwards generated through December 31, 2017 and state NOL carryforwards generated through December 31, 2025 will expire at various dates through 2045. The federal NOL carryforwards generated during the year ended December 31, 2018 and thereafter will carryforward indefinitely. As of December 31, 2025, the Company had federal and state research and development tax credit carryforwards of approximately $13.0 million and $3.1 million, respectively, which will expire at various dates through 2045. Additionally, as of December 31, 2025, the Company had a federal orphan drug tax credit carryforward of approximately $2.8 million which expire at various dates through 2045.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax assets to offset future taxable income or tax due. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock within the testing period, even those outside the Company’s control such as purchases or sales by investors, could result in an ownership change. A limitation on the Company’s ability to utilize some or all its NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. The Company believes, prior to December 31, 2021 that four ownership changes occurred since inception. Management believes that its aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of its pre-ownership change tax attributes is required. Management believes there were no ownership changes from December 31, 2021 through December 31, 2025, based on a review of the Company's equity history during that period. Any future ownership changes, including those resulting from any recent or future financing activities, may cause our existing tax attributes to have additional limitations.

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

As of December 31, 2025, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2025, 2024, 2023, 2022, and 2021. In addition, any years remain open to the extent that losses or tax credits are available for carryover to future years.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the provision for income taxes. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. For the year ended December 31, 2025, the Company generated research and development tax credits as well as an Orphan Drug Credit but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development tax credit carryforwards and, if an adjustment is required, this adjustment would result in an adjustment to the deferred tax asset established for the research and development tax credit carryforwards and the valuation allowance.

12.
STOCK INCENTIVE PLAN

The Company approved the 2013 Equity Incentive Plan in October 2013, which was amended in June 2016 and June 2018 (the Amended 2013 Plan). The Amended 2013 Plan provided for the granting of stock options, restricted stock units (RSU), stock appreciation rights, and stock units to certain employees, members of the board of directors and consultants of the Company.

In May 2023, the Company's board of directors approved the 2023 Equity Incentive Plan (the 2023 Equity Plan) to replace the Amended 2013 Plan. On June 30, 2023, the Company's stockholders approved the 2023 Equity Plan at the Company's 2023 annual meeting of stockholders. Pursuant to the 2023 Equity Plan, the Company will not make any further grants under the Amended 2013 Plan following June 30, 2023, though awards previously granted under the Amended 2013 Plan will remain outstanding. The 2023 Equity Plan is effective for a period of ten years after June 30, 2023, and a total of 5,450,000 shares of the Company’s common stock, in addition to shares of the Company’s common stock that are subject to awards granted under the Amended 2013 Plan that are outstanding as of such date and that are subsequently forfeited, cancelled, or expire before being exercised or settled in full, are authorized for issuance under the 2023 Equity Plan. As of December 31, 2025, options to purchase 3,795,077 shares of common stock at a weighted average exercise price of $4.45 per share remained outstanding under the 2023 Equity Plan and options to purchase 4,787,406 shares of common stock at a weighted average exercise price of $6.33 per share remained outstanding under the 2013 Equity Plan. As of December 31, 2025, there were 2,717,502 shares of common stock available for grant under the 2023 Equity Plan.

In 2022, the Company granted cash awards under the Management Cash Incentive Plan, as amended (the Management Cash Incentive Plan). The Management Cash Incentive Plan, which was adopted in 2016, provides participants with the opportunity to earn cash incentive awards for the achievement of goals relating to the performance of the Company. The cash awards, which are equal in value to the amount by which the then value of the Company’s common stock on the Nasdaq Capital Market (Nasdaq) exceeds the base values, vest in four annual installments from the date of grant based on continued service and entitle employees to receive a cash payment on the earlier of (i) four years from the date of grant, or (ii) a change of control. As of December 31, 2025, $0.3 million was accrued as compensation expense for vested cash awards.

In 2022, the Company granted performance cash settled bonus awards (CSBUs) under the Management Cash Incentive Plan. As the performance criteria had been met, the awards, which are equal in value to the closing price per share of the Company's common stock on Nasdaq on the payment date, will vest in four annual installments from the date of grant based on continued service, and entitle employees to receive cash payments for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control. As of December 31, 2025, $3.0 million was accrued as compensation expense for CSBUs as the Performance Criteria was met in February 2023.

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

	Years ended December 31,
	2025	2024
Research and development expenses	$3,443,700	$4,470,890
General and administrative expenses	2,647,713	3,502,609
Total stock-based compensation expense	$6,091,413	$7,973,499

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

The table below summarizes activity relating to stock options under the incentive plans for the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2024	7,621,580	$5.64	6.34	$4,885,683
Granted	1,608,606	$5.06		$—
Forfeited	(124,723)	$4.96		$3,879
Exercised	(274,158)	$4.03		$443,734
Expired	(248,822)	$8.99		$—
Outstanding at December 31, 2025	8,582,483	$5.50	6.18	$6,607,251
Exercisable at December 31, 2025	6,125,955	$5.89	5.16	$3,875,855

(a)
The aggregate intrinsic value in this table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on December 31, 2025 of $5.18 and the per share exercise price of the underlying options. The total intrinsic value of stock options exercised was $0.4 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

The Company records stock-based compensation related to stock options granted at fair value. During the years ended December 31, 2025 and 2024, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The weighted-average grant date fair value of options granted was $3.87 and $2.81 for the years ended December 31, 2025 and 2024, respectively. The assumptions used in determining fair value of the employee stock options for the years ended December 31, 2025 and 2024, are as follows:

	December 31, 2025	December 31, 2024
Expected dividend yield	0%	0%
Anticipated volatility	89.71% - 98.47%	90.56% - 90.94%
Stock price	$2.19 - $6.17	$3.62 - $4.09
Exercise price	$2.19 - $6.17	$3.62 - $4.09
Expected life (years)	5.50 - 6.08	5.50 - 6.02
Risk free interest rate	3.81% - 4.13%	4.07% - 4.35%

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

At December 31, 2025, there is approximately $7.6 million of unrecognized compensation cost relating to stock options outstanding, which the Company expects to recognize over a weighted average period of 2.35 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

Terms of RSUs agreements, including vesting requirements, are determined by the board of directors or its compensation committee, subject to the provisions of the Amended 2013 Plan and the 2023 Equity Plan. RSUs granted by the Company typically vest over a four year period and are based on the stock share price on the date of grant to estimated fair value. In the event that the employees’ employment with the Company terminates any unvested shares are forfeited and revert to the Company. RSUs are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity relating to RSUs for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	540,965	$5.49
Forfeited	(33,233)	$4.72
Vested / Settled	(233,236)	$5.52
Outstanding at December 31, 2025	274,496	$5.55

There were no RSUs granted during the years ended December 31, 2025 and 2024. The total fair value of RSUs vested was $1.3 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the outstanding RSUs had unamortized stock-based compensation expense of $0.6 million with a weighted-average remaining recognition period of 0.85 years and an aggregate intrinsic value of $1.2 million.

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

The fair value of the purchase rights granted under the 2016 ESPP plan was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions as shown below:

	December 31, 2025	December 31, 2024
Expected dividend yield	0%	0%
Anticipated volatility	89.64% - 97.56%	90.36 - 90.37%
Stock price	$3.93 - $5.22	$3.25 - $3.54
Exercise price	$3.34 - $4.44	$2.76 - $3.01
Expected life (years)	5.50 - 6.02	0.50
Risk free interest rate	4.25% - 4.29%	5.24% - 5.37%

At December 31, 2025, the Company has 3,510,546 shares available for issuance under the 2016 ESPP. The number of shares available for issuance under the 2016 ESPP was increased as of January 2, 2026 by 601,628 shares. A summary of the weighted-average grant-date fair value, shares issued and total stock-based compensation expense recognized related to the 2016 ESPP for the years ended December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Weighted-average grant-date fair value per share	$—	$1.38
Total shares issued	—	$13,159
Total stock-based compensation expense	$—	$18,894

13.
COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through December 31, 2025, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company currently does not expect significant claims related to these indemnification obligations, consequently concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Other In-License Agreements

Additionally, the Company has other in-license agreements with third parties that require the Company to make future development, regulatory and commercial milestone payments, as well as royalty payments on net sales of specified products, if and when such milestones are achieved or sales occur. As of December 31, 2025, none of the related milestones had been achieved and no royalties were due. The amount and timing of any future payments are uncertain and depend on the successful development and commercialization of the related products.

Legal Proceedings

From time to time, the Company may become subject to litigation and claims arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings that we expect to have any material adverse effect on our business, financial condition or results of operation.

14.
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

In November 2023, the Company entered into a lease amendment extending the lease by 12 months, through December 31, 2024. The amendment also included two additional 12-month extension options. Each option was exercised by providing written notice to the landlord at least nine months in advance. In April 2024, the Company exercised the first extension option, extending the lease through December 2025. The extension was reflected in the financial statements as of December 31, 2023. In April 2025, the Company exercised the second extension option, further extending the lease through December 2026. The extension is reflected on the balance sheet as of March 31, 2025, the date the exercise of the option was reasonably certain, through the remeasurement of the related lease liability and a corresponding adjustment to the right-of-use asset. For the years ended December 31, 2025 and 2024, right-of-use assets obtained in exchange for lease obligations were $0.3 million and $0.3 million, respectively.

As of December 31, 2025, the Company maintained an unamortized right-of-use asset with a corresponding operating lease liability of approximately $0.3 million based on the present value of the minimum rental payments in accordance with ASC 842, Leases. The weighted average discount rate used for leases as of December 31, 2025 is 9.1%. The weighted average lease term as of December 31, 2025 is 1.0 year. The operating lease expense for the year ended December 31, 2025 was $0.3 million. Maturities and balance sheet presentation of our lease liabilities for all operating leases as of December 31, 2025 is as follows:

Remaining total lease payments	$294,557
Less: effect of discounting	(14,020)
Present value of lease liabilities	$280,537

Current operating lease liabilities	$280,537
Non-current operating lease liabilities	—
Total	$280,537

The Company’s gross future minimum payments under all non-cancellable operating leases as of December 31, 2025 are:

	Total	2026	2027	2028	2029
Operating Lease Obligations	$294,557	$294,557	$—	$—	$—

15.
OPTION AGREEMENT

AbbVie Option Agreement

On October 31, 2023 (the AbbVie Option Agreement Effective Date), the Company entered into an exclusive option agreement (the AbbVie Option Agreement) with AbbVie Inc. (AbbVie), pursuant to which the Company granted AbbVie an exclusive option (the AbbVie Option) to obtain (a) a co-exclusive license in the United States to facilitate a collaboration with the Company to develop, manufacture, and commercialize reproxalap in the United States, (b) an exclusive license to develop, manufacture, and commercialize reproxalap outside the United States, (c) a right of first negotiation for compounds that are owned or otherwise controlled by the Company in the field of ophthalmology relating to treating conditions of the ocular surface, and (d) a right to review data for any other compounds that are owned or otherwise controlled by the Company in the fields of ophthalmology and immunology before such data is shared with any other third party (the Collaboration Agreement). AbbVie paid the Company a non-refundable payment of $1.0 million in consideration of the AbbVie Option (the AbbVie Option Payment).

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

On November 15, 2024, the Company entered into the Expansion Side Letter (the Expansion Letter) with AbbVie. The Expansion Letter makes certain changes to the AbbVie Option Agreement, among other things, providing that the Company will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the AbbVie Option and entry into the Collaboration Agreement, such that 60% of the Company's allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the AbbVie Option and the Company and AbbVie do not execute the Collaboration Agreement, the Company will remain solely responsible for such costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the AbbVie Option Agreement) was restricted to ten (10) business days following approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide the Company notice in case AbbVie determines that it will not exercise the AbbVie Option. The Company did not conduct any launch activities or incur related expenses during fiscal years ended December 31, 2025 and December 31, 2024.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay the Company a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, the Company would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution. In the United States, the Company would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for the Company. Outside of the United States, the Company would be eligible to receive tiered royalties on net sales of reproxalap. As of February 27, 2026, AbbVie has not exercised the AbbVie Option.

As of December 31, 2023, the Company recognized no collaboration revenue and recorded $6.0 million of deferred long-term collaboration revenue related to the AbbVie Option Agreement and Exercise Period Extension. During the years ended December 31, 2025 and December 31, 2024, the deferred collaboration revenue was classified as a current liability due to the AbbVie Option expiring pursuant to the terms of the AbbVie Option Agreement in less than one year. Although the AbbVie Option Agreement was not considered to be a vendor-customer relationship, the Company used ASC 606 to conclude that the $6.0 million liability would be considered the transaction price (the Transaction Price) and all other amounts due to the Company under the Collaboration Agreement would be excluded from the Transaction Price, since such amounts relate to fees that can only be achieved subsequent to the exercise of the AbbVie Option. Because the AbbVie Option Extension Fee and the AbbVie Option Payment are creditable against the Collaboration Agreement payments due to the Company, the Transaction Price was allocated to a single unit of account and was considered the option to enter into a future collaboration agreement which is considered a material right. The Company concluded that all other performance obligations were immaterial promises in the context of the AbbVie Option Agreement and did not represent additional units of account. The Company will begin to recognize revenue if and when the AbbVie Option is exercised or when the AbbVie Option expires.

16.
SEGMENT REPORTING

The Company operates through a single operating and reportable segment focused on the discovery and development of innovative therapies designed to treat immune-mediated diseases. The segment's approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. The Company's product candidates include RASP (reactive aldehyde species) modulators, ADX‑248, ADX‑246, and chemically related molecules for the potential treatment of systemic and retinal immune-mediated diseases. The Company's late-stage product candidates are reproxalap, a RASP modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX‑2191, a novel formulation of intravitreal methotrexate for the potential treatment of primary vitreoretinal lymphoma and retinitis pigmentosa. The Company's tangible assets are held in the United States. The Company manages all business activities on a consolidated basis. The Company's Chief Operating Decision Maker (CODM) is the Chief Executive Officer.

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