Form 10-Q
period 2026-03-31
Aldeyra Therapeutics, Inc.
filed 2026-05-07
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 5, 2026, there were 60,321,068 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2026

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2026	December 31,
	(unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$65,002,305	$70,041,254
Prepaid expenses and other current assets	1,271,514	1,742,202
Total current assets	66,273,819	71,783,456
Right-of-use assets	209,262	275,861
Total assets	$66,483,081	$72,059,317
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$141,356	$158,461
Accrued expenses	2,672,164	6,120,297
Current portion of debt	15,300,000	15,249,632
Operating lease liabilities	212,769	280,537
Deferred collaboration revenue	6,000,000	6,000,000
Total current liabilities	24,326,289	27,808,927
Total liabilities	24,326,289	27,808,927
Commitments and contingencies (Notes 3, 9, & 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 60,321,068 and 60,162,773 shares issued and outstanding, respectively	60,321	60,163
Additional paid-in capital	529,506,343	528,147,480
Accumulated deficit	(487,409,872)	(483,957,253)
Total stockholders’ equity	42,156,792	44,250,390
Total liabilities and stockholders’ equity	$66,483,081	$72,059,317

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$2,409,575	$7,423,324
General and administrative	1,137,343	3,004,135
Loss from operations	(3,546,918)	(10,427,459)
Other income (expense):
Interest income	562,977	981,487
Interest expense	(468,678)	(483,529)
Total other income, net	94,299	497,958
Net loss	$(3,452,619)	$(9,929,501)
Net loss per share - basic and diluted	$(0.06)	$(0.17)
Weighted average common shares outstanding - basic and diluted	60,319,289	59,887,277

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(3,452,619)	$(9,929,501)
Other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	—	(35,844)
Total other comprehensive loss	$—	$(35,844)
Comprehensive loss	$(3,452,619)	$(9,965,345)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2025	60,162,773	$60,163	$528,147,480	$—	$(483,957,253)	$44,250,390
Stock-based compensation	—	—	1,287,881	—	—	1,287,881
Issuance of common stock, exercise of stock options	20,009	20	71,120	—	—	71,140
Issuance of common stock, vested restricted stock units	138,286	138	(138)	—	—	—
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(3,452,619)	(3,452,619)
Balance, March 31, 2026	60,321,068	$60,321	$529,506,343	$—	$(487,409,872)	$42,156,792

Balance, December 31, 2024	59,648,278	$59,648	$521,018,373	$37,442	$(450,110,592)	$71,004,871
Stock-based compensation	—	—	1,556,241	—	—	1,556,241
Issuance of common stock, exercise of stock options	240,209	241	982,953	—	—	983,194
Issuance of common stock, employee stock purchase plan	7,101	7	19,609	—	—	19,616
Issuance of common stock, vested restricted stock units	149,942	150	(150)	—	—	—
Other comprehensive loss	—	—	—	(35,844)	—	(35,844)
Net loss	—	—	—	—	(9,929,501)	(9,929,501)
Balance, March 31, 2025	60,045,530	$60,046	$523,577,026	$1,598	$(460,040,093)	$63,598,577

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,452,619)	$(9,929,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	(987,554)	2,224,013
Non-cash interest expense	50,368	67,157
Net amortization of premium on marketable securities	—	(409,538)
Depreciation and amortization expense	66,599	60,912
Write-off of deferred offering costs	—	267,261
Change in operating assets and liabilities:
Prepaid expenses and other current assets	470,688	250,508
Accounts payable	(17,105)	165,693
Accrued expenses and other liabilities	(1,240,466)	(5,166,204)
Net cash used in operating activities	(5,110,089)	(12,469,699)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(15,709,586)
Maturities of marketable securities	—	23,000,000
Net cash provided by investing activities	—	7,290,414
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	71,140	983,194
Proceeds from employee stock purchase plan	—	19,616
Net cash provided by financing activities	71,140	1,002,810
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,038,949)	(4,176,475)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,041,254	54,527,092
CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,002,305	$50,350,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$416,250	$416,250

SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Change in right-of-use asset and lease liability due to lease amendment	$—	$260,899

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

2.
BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the interim condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 27, 2026 (2025 Annual Report).

The financial information as of March 31, 2026, and the three months ended March 31, 2026 and 2025, respectively, is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented, have been included. The balance sheet data as of December 31, 2025 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Based on the current operating plan of the Company, and excluding any potential licensing and product revenue, the Company believes that cash and cash equivalents will be sufficient to fund the currently projected operating expenses and debt obligations for at least the next 12 months from the date the financial statements are issued. The Company has based projections of operating capital requirements on the current operating plan, which includes several assumptions that may prove to be incorrect, and the Company may use all available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order for the Company to carry out all of the planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any product candidates for which the Company may receive marketing approval; or satisfy any substantial, additional development requirements requested by the FDA. Additional funding may not be available to the Company on acceptable terms, or at all. Inability to secure additional funding, it could be forced to delay, reduce, or eliminate research and development programs and reproxalap commercialization efforts, whether alone or with others.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the three months ended March 31, 2026, as compared to those identified in the 2025 Annual Report.

Recent Accounting Pronouncements

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

The Company determined that liability accounting is not required for the Milestone Shares under FASB ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480). The Company also determined that the Milestone Shares meet the scope exception as a derivative under FASB ASC Topic 815, Derivatives and Hedging (ASC 815), from inception of the Milestone Shares through March 31, 2026. Accordingly, the Milestone Shares are evaluated under FASB ASC Topic 450, Contingencies (ASC 450) and the Company will record a liability related to the Milestone Shares if the milestones are achieved, and the obligation to issue the Milestone Shares becomes probable. At such time, the Company will record the cost of the Milestone Shares issued to the Helio founders as a compensation expense and to the other former securityholders of Helio as an in-process research and development expense if there is no alternative future use. No milestones related to the remaining Milestone Shares are considered probable of being achieved as of March 31, 2026.

4.
NET LOSS PER SHARE

For the three months ended March 31, 2026 and 2025, diluted weighted average common shares outstanding are equal to basic weighted average common shares due to the net loss position of the Company.

The following potentially dilutive securities outstanding had an antidilutive impact and were therefore excluded from the computation of diluted weighted-average shares outstanding:

	For the Three Months Ended March 31,
	2026	2025
Options to purchase common stock	10,006,151	8,336,518
Nonvested restricted stock units	89,808	391,023
Total of common stock equivalents	10,095,959	8,727,541

5.
CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At March 31, 2026, cash and cash equivalents were comprised of:

	Carrying Amount	Estimated Fair Value	Cash and Cash Equivalents
Cash	$24,150,375	$24,150,375	$24,150,375
Money market funds	40,851,930	40,851,930	40,851,930
Total cash and cash equivalents	$65,002,305	$65,002,305	$65,002,305

The contractual maturities of all cash equivalents and available for sale securities were less than one year at March 31, 2026.

At December 31, 2025, cash and cash equivalents were comprised of:

	Carrying Amount	Estimated Fair Value	Cash and Cash Equivalents
Cash	$29,566,736	$29,566,736	$29,566,736
Money market funds	40,474,518	40,474,518	40,474,518
Total cash and cash equivalents	$70,041,254	$70,041,254	$70,041,254

There were no marketable securities held at March 31, 2026 and December 31,2025.

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

The following table presents information about the Company’s assets measured at fair value at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$40,851,930	$—	$—	$40,851,930
Total assets at fair value	$40,851,930	$—	$—	$40,851,930

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$40,474,518	$—	$—	$40,474,518
Total assets at fair value	$40,474,518	$—	$—	$40,474,518

(a)
Money market funds included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.

There were no liabilities measured at fair value at March 31, 2026 or December 31, 2025.

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

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2026 and December 31, 2025 were:

	March 31,	December 31,
	2026	2025
Deferred research and development expenses	$896,011	$1,043,086
Prepaid insurance expenses	105,074	407,194
Miscellaneous prepaid expenses and other current assets	270,429	291,922
Total prepaid expenses and other current assets	$1,271,514	$1,742,202

8.
ACCRUED EXPENSES

Accrued expenses at March 31, 2026 and December 31, 2025 were:

	March 31,	December 31,
	2026	2025
Accrued compensation	$1,351,597	$4,272,999
Accrued research and development expenses	689,051	1,288,423
Accrued other expenses	631,516	558,875
Total accrued expenses	$2,672,164	$6,120,297

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

On April 29, 2024, the Company entered into the Third Amendment to the Loan and Security Agreement (Third Amendment). The Third Amendment, among other things, extended the expiration of the period in which interest-only payments were to be made on borrowings under the Loan and Security Agreement were to be made from May 1, 2024 to October 1, 2024. On May 1,

2024, the Fourth Loan Tranche commitment expired unutilized. The Second and Third Amendments were determined to be modifications in accordance with FASB ASC Topic 470 Debt, and did not result in extinguishment.

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

In connection with the Hercules Credit Facility, the Company has incurred, a commitment charge of $25,000, transaction costs of $273,186, a fee of $375,000 upon closing, the End of Term Charge, which was paid in October 2023, and the Supplemental End of Term Charge, which was paid in October 2024. In addition, the Company will be required to pay the Second Supplemental End of Term Charge. The fees and transaction costs are amortized to interest expense from 2019 through the Maturity Date using the effective interest method. Using the effective interest method, the End of Term Charge was amortized to interest expense from 2019 through October 2023, the Supplemental End of Term Charge was amortized to interest expense from December 2022 through October 2024, and the Second Supplemental End of Term Charge is amortized to interest expense from September 2024 through the Maturity Date. The effective interest rate was 12.4% at March 31, 2026. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus all fees and other amounts due under the Loan and Security Agreement as of the date of such prepayment.

As of March 31, 2026, $15.0 million has been funded under the Loan and Security Agreement and no additional amounts were available to the Company for borrowing.

Long-term debt consisted of the following:

	March 31,	December 31,
	2026	2025
Term loan payable	$15,000,000	$15,000,000
Supplemental end of term charge	300,000	250,000
Unamortized debt issuance costs	—	(368)
Less: current portion	(15,300,000)	(15,249,632)
Total long-term debt	$—	$—

Future principal payments, including the Second Supplemental End of Term Charge, are as follows for the years ending December 31:

2026	$15,300,000
Total	$15,300,000

The Loan and Security Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. As of March 31, 2026, the Company was in compliance with all covenants of the Hercules Credit Facility in all material respects. In addition, subject to the terms of the Loan and Security Agreement, the Company granted the Lender the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in financings upon the same terms and conditions afforded to such other investors.

On April 1, 2026, the Company repaid the outstanding borrowings of $15.0 million, and terminated all outstanding commitments under the Hercules Credit Facility, including principal, accrued interest, and related fees, pursuant to its terms.

10.
STOCKHOLDERS’ EQUITY

In August 2024, the Company entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which the Company has the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of March 31, 2026, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Sections 382 and 383), a corporation that undergoes an “ownership change” is subject to limitations on the ability to utilize pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2021, the Company believes it underwent four ownership changes. However, management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized “built-in-gains”) is sufficient so that no current impairment of pre-ownership change tax attributes is required. The Company does not believe an ownership change occurred from December 31, 2021 through March 31, 2026, based on a review of equity history during that period. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause existing tax attributes to incur additional limitations.

As of March 31, 2026, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2025, 2024, 2023, and 2022. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

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

In May 2023, the Company's Board of Directors approved the 2023 Equity Incentive Plan (the 2023 Equity Plan) to replace the Amended 2013 Plan. On June 30, 2023, the Company's stockholders approved the 2023 Equity Plan at the Company's 2023 annual meeting of stockholders. Pursuant to the 2023 Equity Plan, the Company will not make any further grants under the Amended 2013 Plan following June 30, 2023, though awards previously granted under the Amended 2013 Plan will remain outstanding. The 2023 Equity Plan is effective for a period of ten years after June 30, 2023, and a total of 5,450,000 shares of the Company’s common stock, in addition to shares of the Company’s common stock that are subject to awards granted under the Amended 2013 Plan that are outstanding as of such date and that are subsequently forfeited, cancelled, or expire before being exercised or settled in full, are authorized for issuance under the 2023 Equity Plan. As of March 31, 2026, there were 1,320,227 shares of common stock available for grant under the 2023 Equity Plan.

In 2022, the Company granted cash awards under the Management Cash Incentive Plan, as amended (the Management Cash Incentive Plan). The Management Cash Incentive Plan, which was adopted in 2016, provides participants with the opportunity to earn cash incentive awards for the achievement of goals relating to the performance of the Company. The cash awards, which are equal in value to the amount by which the then value of the Company’s common stock on the Nasdaq Capital Market (Nasdaq) exceeds the base values, vest in four annual installments from the date of grant based on continued service and entitle employees to receive a cash payment on the earlier of (i) four years from the date of grant, or (ii) a change of control. The cash awards granted in 2022 fully vested and expired in March 2026 in accordance with their terms, and no amounts remained payable as of March 31, 2026.

In 2022, the Company granted performance cash settled bonus awards (CSBUs) under the Management Cash Incentive Plan. As the performance criteria had been met in February 2023, the awards, which are equal in value to the closing price per share of the Company's common stock on Nasdaq on the payment date, will vest in four annual installments from the date of grant based on continued service, and entitle employees to receive cash payments for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control. In 2026, the Company granted additional CSBUs that are not subject to performance criteria and vest solely based on continued service over four years, with payment terms consistent with the 2022 awards. As of March 31, 2026, $1.0 million was accrued as compensation expense for CSBUs.

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

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$(492,237)	$1,321,086
General and administrative expenses	(495,317)	902,927
Total stock-based compensation expense	$(987,554)	$2,224,013

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2025	8,582,483	$5.50	6.18	$6,607,251
Granted	2,139,010	1.78		—
Forfeited	(392,162)	4.92		8,357
Exercised	(20,009)	3.56		12,997
Expired	(303,171)	5.38		—
Outstanding at March 31, 2026	10,006,151	4.74	6.48	—
Exercisable at March 31, 2026	6,110,820	$5.84	4.71	$—

(a)
The aggregate intrinsic value in the above table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on March 31, 2026 of $1.69 and the per share exercise price of the underlying options.

As of March 31, 2026, unamortized stock-based compensation for stock options outstanding was $8.1 million and is expected to be recognized over a weighted average period of 2.79 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	274,496	$5.55
Vested / Settled	(138,286)	5.49
Forfeited	(46,402)	4.72
Outstanding at March 31, 2026	89,808	$6.08

There were no RSUs granted during the three months ended March 31, 2026. The total grant date fair value of RSUs vested was $0.8 million for the three months ended March 31, 2026. As of March 31, 2026, the outstanding RSUs had unamortized stock-based compensation of $0.3 million with a weighted-average remaining recognition period of 0.70 years and an aggregate intrinsic value of $0.2 million.

Employee Stock Purchase Plan

At March 31, 2026, the Company had 4,112,173 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Three Months Ended March 31,
	2026	2025
Weighted-average grant-date fair value per share	$2.06	$—
Total stock-based compensation expense	$4,646	$—

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

The Company’s current office lease is scheduled to expire in December 2026. The Company is in the process of identifying a new office location to support its ongoing operations and expects to secure appropriate facilities in advance of the lease expiration.

As of March 31, 2026, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.2 million based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of March 31, 2026 is 9.1%. The weighted average remaining lease term as of March 31, 2026 was 0.75 years. The operating lease expense for the three months ended March 31, 2026 was $72.5 thousand.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of March 31, 2026 is as follows:

2026 remaining total lease payments	$220,917
Less: effect of discounting	(8,148)
Present value of lease liabilities	$212,769

Current operating lease liabilities	$212,769
Non-current operating lease liabilities	—
Total	$212,769

The Company’s gross future minimum payments under all non-cancelable operating leases as of March 31, 2026, are:

	Total	2026	2027	2028	2029
Operating Lease Obligations	$220,917	$220,917	$—	$—	$—

14.
COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through March 31, 2026, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Other In-License Agreements

Additionally, the Company has other in-license agreements with third parties that require the Company to make future development, regulatory and commercial milestone payments, as well as royalty payments on net sales of specified products, if and when such milestones are achieved or sales occur. As of March 31, 2026, none of the related milestones had been achieved and no royalties were due. The amount and timing of any future payments are uncertain and depend on the successful development and commercialization of the related products.

Legal Proceedings

On March 30, 2026, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against us and certain current and former officers. The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of all persons and entities that purchased or otherwise acquired our securities between November 3, 2023, and March 16, 2026, as well as attorneys’ fees and costs. We dispute the plaintiff's claims and intend to vigorously defend the suit. At this time, we cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

In addition, from time to time, the Company may become subject to litigation and claims arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings that we expect to have any material adverse effect on our business, financial condition or results of operation.

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

On November 15, 2024, the Company entered into the Expansion Side Letter (the Expansion Letter) with AbbVie. The Expansion Letter makes certain changes to the AbbVie Option Agreement, among other things, providing that the Company will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the AbbVie Option and entry into the Collaboration Agreement, such that 60% of the Company's allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the AbbVie Option and the Company and AbbVie do not execute the Collaboration Agreement, the Company will remain solely responsible for such costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the AbbVie Option Agreement) was restricted to ten (10) business days following approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide the Company notice in case AbbVie determines that it will not exercise the AbbVie Option. The Company did not conduct any launch activities or incur related expenses during the three months ended March 31, 2026 and March 31, 2025.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay the Company a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, the Company would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution. In the United States, the Company would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for the Company. Outside of the United States, the Company would be eligible to receive tiered royalties on net sales of reproxalap. As of May 7, 2026, AbbVie has not exercised the AbbVie Option.

As of March 31, 2026, the Company recorded $6.0 million of deferred collaboration revenue related to the AbbVie Option Agreement and Exercise Period Extension, which was classified as a current liability as AbbVie may exercise the option at any time. Although the AbbVie Option Agreement was not considered to be a vendor-customer relationship, the Company used ASC 606 to conclude that the $6.0 million liability would be considered the transaction price (the Transaction Price) and all other amounts due to the Company under the Collaboration Agreement would be excluded from the Transaction Price, since such amounts relate to fees that can only be achieved subsequent to the exercise of the AbbVie Option. Because the AbbVie Option Extension Fee and the AbbVie Option Payment are creditable against the Collaboration Agreement payments due to the Company, the Transaction Price was allocated to a single unit of account and was considered the option to enter into a future collaboration agreement which is considered a material right. The Company concluded that all other performance obligations were immaterial promises in the context of the AbbVie Option Agreement and did not represent additional units of account. The Company will begin to recognize revenue if and when the AbbVie Option is exercised or when the AbbVie Option expires.

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

The accounting policies of the operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies contained within the notes included in the Annual Report on Form 10-K for the year ended December 31, 2025. The CODM evaluates the performance of the operating segment and allocates resources based on net income (loss) that also is reported on the consolidated income statement as net loss. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.

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

We encourage you to read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” as well as our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10‑Q. We also encourage you to read our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 27, 2026 (2025 Annual Report), and which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described above and in our 2025 Annual Report, other unknown or unpredictable factors also could affect our results. Therefore, the information in this Quarterly Report on Form 10‑Q should be read together with other reports and documents that we file with the SEC from time to time, including Forms 10-Q, 8-K, and 10-K, which may supplement, modify, supersede, or update those risk factors. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that our results will materialize as expected. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of May 7, 2026, AbbVie has not exercised the AbbVie Option.

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

In August 2024, we entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of March 31, 2026, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

In March 2019, we entered into the Hercules Credit Facility, which provided for a term loan of up to $60.0 million, $15.0 million of which has been funded as of March 31, 2026. The Hercules Credit Facility (as amended) provides for interest-only payments on borrowings until April 1, 2026; (ii) has a Maturity Date of April 1, 2026; and (iii) accrues interest at a rate of the greater of (a) the Prime Rate (as defined in the Hercules Credit Facility) plus 3.10%, or (b) 11.10%. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10‑Q. As of March 31, 2026, $15.0 million was outstanding under the Hercules Credit Facility, and no amounts remained available for borrowing.

On April 1, 2026, we repaid the outstanding borrowings of $15.0 million, and terminated all outstanding commitments under the Hercules Credit Facility, including principal, accrued interest, and related fees, pursuant to its terms.

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

To date, substantially all of our research and development expenses have been incurred in connection with reproxalap and ADX‑2191, as well as the proof of concept trials with ADX‑629, which was a signal-finding molecule no longer under development. We expect our research and development expenses to increase for the foreseeable future as we advance ADX‑248, ADX‑246, and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates. The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

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

We do not expect reproxalap or any of our other product candidates to be commercially available, if at all, before further discussions with the FDA.

General and administrative expenses

During the three months ended March 31, 2026 and 2025, our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums, consulting, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly traded company, and maintain compliance with exchange listing and SEC requirements. The general and administrative expense increases will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income earned on our interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and/or circumstances from non-owner sources. For the three months ended March 31, 2026, comprehensive loss is equal to our net loss of $3.5 million. For the three months ended March 31, 2025, comprehensive loss is equal to our net loss of $9.9 million and our net unrealized loss on marketable securities of $36.0 thousand.

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

There were no material changes to our critical accounting estimates during the three months ended March 31, 2026, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2025 Annual Report.

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

Three months ended March 31, 2026 compared to three months ended March 31, 2025

	For the Three Months Ended March 31,		Increase (Decrease)
	2026	2025	Amount	Percent

Research and development	$2,409,575	$7,423,324	$(5,013,749)	(67.5%)
General and administrative	1,137,343	3,004,135	(1,866,792)	(62.1%)
Loss from operations	(3,546,918)	(10,427,459)	6,880,541	(66.0%)
Other income (expense):
Interest income	562,977	981,487	(418,510)	(42.6%)
Interest expense	(468,678)	(483,529)	14,851	(3.1%)
Total other income, net	94,299	497,958	(403,659)	(81.1%)
Net loss	$(3,452,619)	$(9,929,501)	$6,476,882	(65.2%)

Research and development expenses. Research and development expenses were $2.4 million for the three months ended March 31, 2026, compared to $7.4 million for the three months ended March 31, 2025. The decrease of $5.0 million was primarily related to a decrease of $1.9 million in personnel costs, $1.6 million in drug product manufacturing costs, and $1.5 million in external clinical development costs.

For three months ended March 31, 2026, approximately 15% of the total research and development expenses related to the advancement of late-stage product candidates. The late-stage product candidate spend during the three months ended March 31, 2026 was primarily attributable to reproxalap. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation is a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and administrative expenses. General and administrative expenses were $1.1 million for the three months ended March 31, 2026, compared to $3.0 million for the three months ended March 31, 2025. The decrease of $1.9 million was primarily related to a decrease of $1.6 million in personnel costs and $0.3 million in legal costs.

Other income (expense). Total other income (expense), net, was $0.1 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in net other income of $0.4 million was principally due to a decrease in interest income as a result of a decrease in investments.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities, as well as borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At March 31, 2026, we had total stockholders’ equity of approximately $42.2 million , and cash and cash equivalents of $65.0 million. During the three months ended March 31, 2026, we had a net loss of approximately $3.5 million. We expect to generate operating losses for the foreseeable future.

In August 2024, we entered into the 2024 Jefferies Sales Agreement, as sales agent, under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of March 31, 2026, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

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

The Hercules Credit Facility contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, in each case subject to customary exceptions, among others: restrictions on transferring any part of our business or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets. The Hercules Credit Facility, as amended, is described in Note 9 to the notes to the condensed consolidated financial statements contained in this Quarterly Report on 10-Q. As of March 31, 2026, $15.0 million was outstanding under the Hercules Credit Facility and no amounts remained available for borrowing.

On April 1, 2026, we repaid the outstanding borrowings of $15.0 million, and terminated all outstanding commitments under the Hercules Credit Facility, including principal, accrued interest, and related fees, pursuant to its terms.

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory, and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of May 7, 2026, AbbVie has not exercised the AbbVie Option.

Based on our current operating plan, and excluding any potential licensing and product revenue, we believe that our cash and cash equivalents as of March 31, 2026, will be sufficient to fund our currently projected operating expenses and debt obligations into the second half 2028, including continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. We base our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, regulatory requirements, and commercialization (as applicable) of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research, development activities, and regulatory activities; commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates; or fulfill additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development and regulatory requirements of reproxalap, and our other product candidates. Subsequent trials or regulatory activities initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development, regulatory, and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•
the costs, timing, and outcome of regulatory submission, procedures, and protocols, and review of reproxalap, including any additional trials the FDA or other regulatory agencies may require for approval or label expansion;
•
the progress, costs, and results of any clinical activities for regulatory review of reproxalap outside of the United States;
•
the exercise, if any, of the AbbVie Option;
•
the costs and timing of process development and manufacturing scale‑up activities associated with reproxalap;
•
the costs of commercialization activities for reproxalap, if we receive marketing approval, and pre commercialization costs for reproxalap incurred prior to receiving marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities;
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

We will continue to incur costs as a public company, including, but not limited to, costs and expenses for directors' fees; increased directors' and officers' insurance; investor relations fees; expenses for compliance with the Sarbanes-Oxley Act of 2002 and related rules implemented by the SEC and Nasdaq, on which our common stock is listed; and various other costs. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(5,110,089)	$(12,469,699)
Net cash provided by investing activities	—	7,290,414
Net cash provided by financing activities	71,140	1,002,810
Net decrease in cash and cash equivalents	$(5,038,949)	$(4,176,475)

Operating Activities. Net cash used in operating activities was $5.1 million for the three months ended March 31, 2026, compared to net cash used in operating activities of $12.5 million for the same period in 2025. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for the three months ended March 31, 2026 as compared to 2025 was principally due to decreases in research and development activities, a reduction in the value of stock-based cash awards, and decreases in accrued expenses due to the amount and timing of payments for research and development activities for the three months ended March 31, 2026 compared to the same period in 2025.

Investing Activities. There were no investing activities for the three months ended March 31, 2026, compared to $7.3 million provided by investing activities for the three months ended March 31, 2025, resulting from maturities of marketable securities offset by purchases of marketable securities.

Financing Activities. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2026, compared to $1.0 million for the three months ended March 31, 2025. The net cash provided by financing activities for the three months ended March 31, 2026 and March 31, 2025 consisted primarily of exercises of options.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On March 30, 2026, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against us and certain current and former officers. The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of all persons and entities that purchased or otherwise acquired our securities between November 3, 2023, and March 16, 2026, as well as attorneys’ fees and costs. We dispute the plaintiff's claims and intend to vigorously defend the suit. At this time, we cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

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
•
To generate revenue, we will depend on FDA approval and successful commercialization of reproxalap. Our success in obtaining regulatory approval of reproxalap from the FDA depends on whether we successfully address the issues raised by the FDA in the 2026 Complete Response Letter, and our ability to address any issues the FDA may raise in the future. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.
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

To generate revenue, we will depend on FDA approval and successful commercialization of reproxalap. Our success in obtaining regulatory approval of reproxalap from the FDA depends on whether we successfully address the issues raised by the FDA in the 2026 Complete Response Letter, and our ability to address any issues the FDA may raise in the future. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.

Our ability to generate revenue will depend on the successful development, regulatory approval and commercialization of reproxalap. We submitted an NDA (the Reproxalap NDA) for reproxalap for the treatment of the signs and symptoms of dry eye disease in December 2022 and on November 27, 2023, we announced that we had received a Complete Response Letter from the FDA regarding this filing (the 2023 Complete Response Letter). In October 2024, we resubmitted the Reproxalap NDA, which included results from a revised chamber trial in response to the 2023 Complete Response Letter and on April 3, 2025, we announced that we had received a Complete Response Letter from the FDA (2025 Complete Response Letter, and collectively with the 2023 Complete Response Letter, the Complete Responses Letters) with respect to the resubmission. In the 2025 Complete Response Letter, the FDA stated that the Reproxalap NDA “failed to demonstrate efficacy in adequate and well controlled studies in treating ocular symptoms associated with dry eyes” and that “at least one additional adequate and well controlled study to demonstrate a positive effect on the treatment of ocular symptoms of dry eye” should be conducted. The letter identified concerns with the data from the trial submitted to the Reproxalap NDA that may have affected interpretation of the results, which the FDA stated may be related to methodological issues, including a difference in baseline scores across treatment arms. On May 5, 2025, we announced the results from two additional dry eye disease trials, an additional dry eye chamber trial and a field trial. The additional dry eye chamber trial achieved the primary endpoint (P=0.002) of reducing patient-reported ocular discomfort in a dry eye chamber. In June 2025, we resubmitted the Reproxalap NDA, which, based on written agreement with the FDA, primarily consisted of results from the additional dry eye chamber trial. On July 17, 2025, we announced that the FDA accepted the Reproxalap NDA for review and assigned a PDUFA date of December 16, 2025. On December 15, 2025, we announced that the FDA had requested submission of the clinical study report for the field trial, triggering an extension of the PDUFA date to March 16, 2026.

On March 17, 2026, we announced that we had received a Complete Response Letter from the FDA (the 2026 Complete Response Letter). The 2026 Complete Response Letter stated that there is “a lack of substantial evidence consisting of adequate and well-controlled investigations … that the drug product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in its proposed labeling” and that “the application has failed to demonstrate efficacy in adequate and well controlled studies in the treatment of signs and symptoms of dry eye disease.” The 2026 Complete Response Letter also stated that the “inconsistency of study results raises serious concerns about the reliability and meaningfulness of the positive findings” and that the “totality of evidence from the completed clinical trials does not support the effectiveness of the product.” We have scheduled a Type A meeting with the FDA to understand the actions needed for approval of the reproxalap NDA.

In connection with the review of a potential NDA resubmission or potential approval of the Reproxalap NDA, the FDA could require additional studies or clinical trials, and the submission of the results of those studies or clinical trials before a potential NDA resubmission will be reconsidered, which would require us to expend more resources than we planned or that are available to us, and could substantially delay acceptance and/or approval, if any, of a potential NDA resubmission. Any such requirement would increase our costs and delay approval and commercialization of reproxalap for the treatment of dry eye disease and would have a material adverse effect on our business and financial condition. There can be no assurance that the FDA will ever ultimately grant approval for reproxalap or that we will continue to pursue approval for reproxalap, whether for financial reasons or for other reasons at the discretion of Aldeyra.

Even if reproxalap is approved for the treatment of dry eye disease, the FDA may restrict patient populations or conditions of use.

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

In July 2025, the FDA announced a policy shift toward public disclosure of complete response letters issued for drugs that had not been approved. Additionally, in September 2025, the FDA announced that it will release future complete response letters promptly after they are issued to sponsors and the agency released a number of unpublished complete response letters issued associated with pending or withdrawn applications, including the reproxalap Complete Response Letter. Although the FDA has stated that all released letters will be redacted to remove confidential commercial information, trade secrets, and personal private information, public disclosure of any such letters we may receive could expose detailed information regarding our clinical data, chemistry, manufacturing and controls (CMC), or regulatory strategy. Although we intend to coordinate closely with the FDA to protect proprietary information, there is no assurance that such efforts will be successful or that any inadvertent disclosures will be remedied. Moreover, once published, we may have limited ability to correct or contextualize the FDA’s statements. As a result, this new policy of radical transparency could result in unforeseen reputational, operational, financial, and legal consequences for our company.

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

If the exclusive option (the AbbVie Option) to enter into the Co-Development, Co-Commercialization and License Agreement (the Collaboration Agreement) is not exercised by AbbVie Inc. (AbbVie), pursuant to the exclusive option agreement with AbbVie, we will be responsible for funding further development and commercialization of reproxalap, and may be unable to raise the additional capital required to further develop and commercialize reproxalap or enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all. Additionally, AbbVie may request or require us to undertake additional activities prior to or in connection AbbVie’s potential exercise of the AbbVie Option, which we may not be able to undertake or complete. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs and reproxalap commercialization efforts.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of primary vitreoretinal lymphoma and retinitis pigmentosa, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. Current pharmaceutical treatments that are used in the United States for dry eye disease include over-the-counter artificial tears, Restasis®, Xiidra®, Cequa®, Eysuvis®, Tyrvaya®, Miebo®, Vevye®, and Tryptyr®. In February 2022, the FDA approved the first generic version of Restasis®, which is now available for sale in the U.S. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and commercial and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Disruptions at the FDA and other governmental agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our operating results and business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees from the FDA, SEC, and other government offices, halting critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and other governmental agencies to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business. For example, the U.S. federal government was shut down from October 1, 2025 until November 12, 2025. During the shutdown, the FDA operated on a reduced basis with many non-essential functions suspended. While reviews tied to already paid user fees continued, companies may have experienced slower communications and selective deferrals. A government shutdown may prevent the FDA from conducting their regular inspections, reviews or other regulatory activities, and could significantly impact the ability of the FDA to timely review and process our regulatory submissions by the applicable PDUFA date, which could have a material adverse impact on our business. Furthermore, in our operations as a public company, government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the three months ended March 31, 2026 and 2025 was approximately $3.5 million and $9.9 million, respectively. As of March 31, 2026, we had total stockholders’ equity of $42.2 million and an accumulated deficit of $487.4 million. Losses have resulted principally from costs incurred in our clinical trials and research and development programs, and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved and we do not enter into collaboration agreements with third parties, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We currently generate no revenue from sales, and we may never be able to commercialize reproxalap or our other product candidates. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We do not expect to generate revenue from sales of our product candidates that is sufficient to achieve profitability, excluding any upfront licensing fees we may receive, unless and until we obtain marketing approval for and commercialize one or more of our product candidates. We do not expect to commercialize reproxalap alone or with others or any of our other product candidates before further discussions with the FDA, if ever. Achieving profitability will require us or our partners, if any, to be successful in a range of challenging activities, including:

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

If we raise capital through debt financing, the terms of any new debt could restrict our ability to operate our business.

We were a party to a credit facility with Hercules Capital until we fully repaid all outstanding obligations on April 1, 2026. If we raise any debt financing, the terms of such debt could restrict our operating and financial flexibility. Restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock, or make investments. If we default under the terms of any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of transactions involving our common stock.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income or tax due. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through March 31, 2026, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

As of March 31, 2026, we had only 7 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

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

As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial, and financial expertise of Todd C. Brady, M.D., Ph.D., our President and Chief Executive Officer, as well as certain other employees and specialized consultants. In addition, we rely on the services of a number of key consultants, including IP, pharmacokinetic, chemistry, toxicology, drug development, and financial and accounting consultants. Leadership transitions can be inherently difficult to manage and may cause disruption within our company. The loss of key individuals or the services of future members of our management team could delay or prevent the further development of our product candidates and, if we are not successful in finding suitable replacements, could harm our business.

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

As of March 31, 2026, we only had 7 full-time employees. We currently plan to commercialize reproxalap through a collaboration with AbbVie, should AbbVie choose to exercise the AbbVie Option. However, if AbbVie elects not to exercise the AbbVie Option, we may need to grow our organization to continue development and pursue the potential commercialization of reproxalap, either alone or with another third party. In addition, we expect that we will need to grow our organization to continue development and pursue the potential commercialization of our other product candidates, as well as function as a public company. As we seek to advance reproxalap, alone or with others, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively, and hire, train, and integrate additional clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to identify, recruit, or integrate additional personnel, and our failure to do so could prevent us from successfully growing our company.

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

As of March 31, 2026, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 25% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. Concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We have never declared or paid any cash dividend on our common stock, and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, any future debt financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in the value of our common stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased shares.

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

Aldeyra Therapeutics, Inc.

May 7, 2026	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

May 7, 2026	/s/ Michael Alfieri
Michael Alfieri
Head of Finance
(Principal Financial and Principal Accounting Officer)