Form 10-Q
period 2026-06-30
Aldeyra Therapeutics, Inc.
filed 2026-08-06
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 4, 2026, there were 60,326,421 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2026

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2026	December 31,
	(unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$45,089,786	$70,041,254
Prepaid expenses and other current assets	2,289,120	1,742,202
Total current assets	47,378,906	71,783,456
Fixed assets, net	20,544	—
Right-of-use assets	141,109	275,861
Total assets	$47,540,559	$72,059,317
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$137,476	$158,461
Accrued expenses	3,374,333	6,120,297
Current portion of debt	—	15,249,632
Operating lease liabilities	143,447	280,537
Deferred collaboration revenue	6,000,000	6,000,000
Total current liabilities	9,655,256	27,808,927
Total liabilities	9,655,256	27,808,927
Commitments and contingencies (Notes 3, 9, & 13)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 60,321,068 and 60,162,773 shares issued and outstanding, respectively	60,321	60,163
Additional paid-in capital	530,685,127	528,147,480
Accumulated deficit	(492,860,145)	(483,957,253)
Total stockholders’ equity	37,885,303	44,250,390
Total liabilities and stockholders’ equity	$47,540,559	$72,059,317

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$3,484,514	$8,505,229	$5,894,089	$15,928,552
General and administrative	2,365,993	1,663,503	3,503,336	4,667,639
Loss from operations	(5,850,507)	(10,168,732)	(9,397,425)	(20,596,191)
Other income (expense):
Interest income	400,257	872,038	963,235	1,853,525
Interest expense	(23)	(470,618)	(468,702)	(954,147)
Total other income, net	400,234	401,420	494,533	899,378
Net loss	$(5,450,273)	$(9,767,312)	$(8,902,892)	$(19,696,813)
Net loss per share - basic and diluted	$(0.09)	$(0.16)	$(0.15)	$(0.33)
Weighted average common shares outstanding - basic and diluted	60,321,068	60,045,530	60,320,184	59,966,841

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(5,450,273)	$(9,767,312)	$(8,902,892)	$(19,696,813)
Other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	—	(12,593)	—	(48,437)
Total other comprehensive loss	$—	$(12,593)	$—	$(48,437)
Comprehensive loss	$(5,450,273)	$(9,779,905)	$(8,902,892)	$(19,745,250)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2025	60,162,773	$60,163	$528,147,480	$—	$(483,957,253)	$44,250,390
Stock-based compensation	—	—	2,466,665	—	—	2,466,665
Issuance of common stock, exercise of stock options	20,009	20	71,120	—	—	71,140
Issuance of common stock, vested restricted stock units	138,286	138	(138)	—	—	—
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(8,902,892)	(8,902,892)
Balance, June 30, 2026	60,321,068	$60,321	$530,685,127	$—	$(492,860,145)	$37,885,303

Balance, December 31, 2024	59,648,278	$59,648	$521,018,373	$37,442	$(450,110,592)	$71,004,871
Stock-based compensation	—	—	3,025,711	—	—	3,025,711
Issuance of common stock, exercise of stock options	240,209	241	982,953	—	—	983,194
Issuance of common stock, employee stock purchase plan	7,101	7	19,609	—	—	19,616
Issuance of common stock, vested restricted stock units	149,942	150	(150)	—	—	—
Other comprehensive loss	—	—	—	(48,437)	—	(48,437)
Net loss	—	—	—	—	(19,696,813)	(19,696,813)
Balance, June 30, 2025	60,045,530	$60,046	$525,046,496	$(10,995)	$(469,807,405)	$55,288,142

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, March 31, 2026	60,321,068	$60,321	$529,506,343	$—	$(487,409,872)	$42,156,792
Stock-based compensation	—	—	1,178,784	—	—	1,178,784
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(5,450,273)	(5,450,273)
Balance, June 30, 2026	60,321,068	$60,321	$530,685,127	$—	$(492,860,145)	$37,885,303

Balance, March 31, 2025	60,045,530	$60,046	$523,577,026	$1,598	$(460,040,093)	$63,598,577
Stock-based compensation	—	—	1,469,470	—	—	1,469,470
Other comprehensive loss	—	—	—	(12,593)	—	(12,593)
Net loss	—	—	—	—	(9,767,312)	(9,767,312)
Balance, June 30, 2025	60,045,530	$60,046	$525,046,496	$(10,995)	$(469,807,405)	$55,288,142

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,902,892)	$(19,696,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	655,447	2,420,578
Non-cash interest expense	50,368	117,525
Net amortization of premium on marketable securities	—	(838,915)
Depreciation and amortization expense	137,305	123,194
Write-off of deferred offering costs	—	267,261
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(546,918)	708,358
Accounts payable	(20,985)	849,077
Accrued expenses and other liabilities	(1,071,836)	(4,975,186)
Net cash used in operating activities	(9,699,511)	(21,024,921)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	(23,097)	—
Purchases of marketable securities	—	(40,263,712)
Maturities of marketable securities	—	47,000,000
Net cash (used in) provided by investing activities	(23,097)	6,736,288
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	71,140	983,194
Proceeds from employee stock purchase plan	—	19,616
Repayment of long-term debt	(15,000,000)	—
Debt end of term charge paid in cash	(300,000)	—
Net cash provided by (used in) financing activities	(15,228,860)	1,002,810
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,951,468)	(13,285,823)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,041,254	54,527,092
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,089,786	$41,241,269

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$559,625	$841,750

SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Change in right-of-use asset and lease liability due to lease amendment	$—	$260,899

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

Based on the current operating plan of the Company, and excluding any potential licensing and product revenue, the Company believes that cash and cash equivalents will be sufficient to fund the currently projected operating expenses for at least the next 12 months from the date the financial statements are issued. The Company has based projections of operating capital requirements on the current operating plan, which includes assumptions that may prove to be incorrect, and the Company may use all available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, for the Company to carry out all of the planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any product candidates for which the Company may receive marketing approval; or satisfy any substantial, additional development requirements requested by the U.S. Food and Drug Administration (FDA). Additional funding may not be available to the Company on acceptable terms, or at all. Inability to secure additional funding could force the Company to delay, reduce, or eliminate research and development programs or reproxalap commercialization efforts.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the six months ended June 30, 2026, as compared to those identified in the 2025 Annual Report.

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

3.
Helio Vision Acquisition

In connection with the January 2018 acquisition of Helio Vision, Inc. (Helio), the Company obtained the rights to develop ADX‑2191 for the treatment of proliferative vitreoretinopathy (the Helio Product Candidate) pursuant to an Agreement and Plan of Merger dated as of January 24, 2019 (the Merger Agreement). Under the Merger Agreement, the Company may be required to issue additional shares of common stock to the former securityholders and an advisor of Helio upon achievement of certain FDA regulatory milestones related to the Helio Product Candidate (the Milestone Shares). During the year ended December 31, 2024, the Company ceased development of the Helio Product Candidate for the treatment of proliferative vitreoretinopathy. As a result, subject to the terms and conditions of the Merger Agreement, the Helio Product Candidate and related intellectual property rights may revert to an entity designated by the representative of the former Helio securityholders, if the agreement is terminated.

The Company accounts for the contingent obligation to issue the Milestone Shares under FASB ASC Topic 450, Contingencies. As of June 30, 2026, no remaining regulatory milestones were considered probable of being achieved and, accordingly, no liability has been recorded.

4.
NET LOSS PER SHARE

For the three and six months ended June 30, 2026 and 2025, diluted weighted average common shares outstanding are equal to basic weighted average common shares due to the net loss position of the Company.

The following potentially dilutive securities outstanding had an antidilutive impact and were therefore excluded from the computation of diluted weighted-average shares outstanding:

	For the Three and Six Months Ended June 30,
	2026	2025
Options to purchase common stock	9,279,218	8,605,370
Nonvested restricted stock units	89,808	364,567
Total of common stock equivalents	9,369,026	8,969,937

5.
CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At June 30, 2026, cash and cash equivalents were comprised of:

	Carrying Amount	Estimated Fair Value	Cash and Cash Equivalents
Cash	$3,902,546	$3,902,546	$3,902,546
Money market funds	41,187,240	41,187,240	41,187,240
Total cash and cash equivalents	$45,089,786	$45,089,786	$45,089,786

The contractual maturities of all cash equivalents and available for sale securities were less than one year at June 30, 2026.

At December 31, 2025, cash and cash equivalents were comprised of:

	Carrying Amount	Estimated Fair Value	Cash and Cash Equivalents
Cash	$29,566,736	$29,566,736	$29,566,736
Money market funds	40,474,518	40,474,518	40,474,518
Total cash and cash equivalents	$70,041,254	$70,041,254	$70,041,254

There were no marketable securities held at June 30, 2026 and December 31, 2025.

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

The following table presents information about the Company’s assets measured at fair value at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$41,187,240	$—	$—	$41,187,240
Total assets at fair value	$41,187,240	$—	$—	$41,187,240

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$40,474,518	$—	$—	$40,474,518
Total assets at fair value	$40,474,518	$—	$—	$40,474,518

(a)
Money market funds that are included in cash and cash equivalents in the consolidated balance sheets, are valued at quoted market prices in active markets.

There were no liabilities measured at fair value at June 30, 2026 or December 31, 2025.

Financial instruments, including clinical trial prepayments to contract research organizations and accounts payable, are carried in the condensed consolidated financial statements at amounts that approximate fair value based on the short maturities of the instruments.

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2026 and December 31, 2025 were:

	June 30,	December 31,
	2026	2025
Deferred research and development expenses	$628,658	$1,043,086
Prepaid insurance expenses	1,239,097	407,194
Miscellaneous prepaid expenses and other current assets	421,365	291,922
Total prepaid expenses and other current assets	$2,289,120	$1,742,202

8.
ACCRUED EXPENSES

Accrued expenses at June 30, 2026 and December 31, 2025 were:

	June 30,	December 31,
	2026	2025
Accrued compensation	$1,926,743	$4,272,999
Accrued research and development expenses	934,827	1,288,423
Accrued other expenses	512,763	558,875
Total accrued expenses	$3,374,333	$6,120,297

9.
CREDIT FACILITY

The Company previously maintained a Loan and Security Agreement with Hercules Capital, Inc. (the Loan and Security Agreement).

On April 1, 2026, the Company repaid in full the outstanding $15.0 million principal balance outstanding under the Loan and Security Agreement, together with accrued interest and all other amounts due under the Loan and Security Agreement. Upon repayment, the Loan and Security Agreement terminated in accordance with its terms, and all security interests granted thereunder were released.

As of June 30, 2026, the Company had no debt obligations Interest expense recognized during the three months ended June 30, 2026 reflects amounts incurred under the Loan and Security Agreement through the repayment date, April 1, 2026.

10.
STOCKHOLDERS’ EQUITY

In August 2024, the Company entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which the Company has the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of June 30, 2026, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

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

In assessing the realizability of net deferred taxes in accordance with Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740), the Company considers the likelihood that some portion or all the deferred tax assets will not be realized. Based on the weight of available evidence, primarily the incurrence of net losses since inception, anticipated net losses in the near future, reversals of existing temporary differences, and expiration of various federal and state attributes, the Company does not believe that there is a reasonable likelihood that some or all of the net deferred taxes will be realized. Accordingly, a 100% valuation allowance has been applied against net deferred tax assets.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Sections 382 and 383), a corporation that undergoes an “ownership change” is subject to limitations on the ability to utilize pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2021, the Company believes that four ownership changes have occurred. However, management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized “built-in-gains”) is sufficient so that no current impairment of pre-ownership change tax attributes is required. The Company does not believe an ownership change occurred from December 31, 2021 through June 30, 2026. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause existing tax attributes to incur additional limitations.

As of June 30, 2026, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2025, 2024, 2023, and 2022. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

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

In May 2023, the Company's Board of Directors approved the 2023 Equity Incentive Plan (the 2023 Equity Plan) to replace the Amended 2013 Plan. On June 30, 2023, the Company's stockholders approved the 2023 Equity Plan at the Company's 2023 annual meeting of stockholders. Pursuant to the 2023 Equity Plan, the Company cannot make any further grants under the Amended 2013 Plan, though awards previously granted under the Amended 2013 Plan still remain outstanding. The 2023 Equity Plan is effective for a period of ten years after June 30, 2023, and a total of 5,450,000 shares of the Company’s common stock, in addition to shares of the Company’s common stock that are subject to awards granted under the Amended 2013 Plan that are outstanding as of such date and that are subsequently forfeited, cancelled, or expire before being exercised or settled in full, are authorized for issuance under the 2023 Equity Plan. As of June 30, 2026, there were 2,047,160 shares of common stock available for grant under the 2023 Equity Plan.

In 2022, the Company granted performance cash settled bonus awards (CSBUs) under the Management Cash Incentive Plan, as amended (the Management Cash Incentive Plan). As the performance criteria had been met in February 2023, the awards, which are equal in value to the closing price per share of the Company's common stock on Nasdaq on the payment date, will vest in four annual installments from the date of grant based on continued service, and entitle employees to receive cash payments for each vested CSBU, on the earlier of (i) four years from the date of grant or (ii) a change of control.

In 2026, the Company granted additional CSBUs that are not subject to performance criteria and vest solely based on continued service over four years, with payment terms consistent with the 2022 awards. As of June 30, 2026, $1.5 million was accrued as compensation expense for CSBUs. Subsequent to June 30, 2026, the Company settled the outstanding liability associated with the 2022 CSBUs through cash payments of approximately $1.2 million in accordance with the terms of the awards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$1,078,089	$177,819	$585,853	$1,498,906
General and administrative expenses	564,911	18,745	$69,594	$921,672
Total stock-based compensation expense	$1,643,000	$196,564	$655,447	$2,420,578

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2025	8,582,483	$5.50	6.18	$6,607,251
Granted	2,704,090	1.77		—
Forfeited	(670,821)	4.60		8,357
Exercised	(20,009)	3.56		12,997
Expired	(1,316,525)	5.98		—
Outstanding at June 30, 2026	9,279,218	$4.41	7.02	$975,876
Exercisable at June 30, 2026	5,562,758	$5.48	5.57	$74,719

(a)
The aggregate intrinsic value in the above table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on June 30, 2026 of $2.13 and the per share exercise price of the underlying options.

As of June 30, 2026, unamortized stock-based compensation for stock options outstanding was $7.9 million and is expected to be recognized over a weighted average period of 2.50 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	274,496	$5.55
Released	(138,286)	5.49
Cancelled / Forfeited	(46,402)	4.72
Outstanding at June 30, 2026	89,808	$6.08

There were no RSUs granted during the six months ended June 30, 2026. The total grant date fair value of RSUs vested was $0.8 million for the six months ended June 30, 2026. As of June 30, 2026, the outstanding RSUs had unamortized stock-based compensation of $0.2 million with a weighted-average remaining recognition period of 0.49 years and an aggregate intrinsic value of $0.2 million.

Employee Stock Purchase Plan

At June 30, 2026, the Company had 4,112,174 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Six Months Ended June 30,
	2026	2025
Weighted-average grant-date fair value per share	$2.06	$—
Total stock-based compensation expense	$11,006	$—

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

The Company’s current office lease is scheduled to expire in December 2026. On July 28, 2026, the Company entered into a lease agreement for a new office location in Concord, Massachusetts to support its ongoing operations. The new lease will commence prior to the expiration of the current lease, and the Company is evaluating the accounting impact of the new lease arrangement in accordance with ASC Topic 842, Leases (ASC 842).

As of June 30, 2026, the Company maintained an unamortized Right-Of-Use asset with a corresponding operating lease liability of approximately $0.1 million based on the present value of the minimum rental payments in accordance with ASC 842. The weighted average discount rate used for leases as of June 30, 2026 is 9.1%. The weighted average remaining lease term as of June 30, 2026 was 0.50 years. The operating lease expense for the six months ended June 30, 2026 was $0.1 million.

Maturities and balance sheet presentation of the Company’s lease liabilities for all operating leases as of June 30, 2026 is as follows:

2026 remaining total lease payments	$147,278
Less: effect of discounting	(3,831)
Present value of lease liabilities	$143,447

Current operating lease liabilities	$143,447
Non-current operating lease liabilities	$—
Total	$143,447

The Company’s gross future minimum payments under all non-cancelable operating leases as of June 30, 2026, are:

	Total	2026	2027	2028	2029
Operating Lease Obligations	$147,278	$147,278	$—	$—	$—

14.
COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through June 30, 2026, the Company had not incurred any material losses related to these indemnification obligations. Although claims for indemnification may arise in the ordinary course of business, the Company does not expect any such claims to have a material adverse effect on the consolidated financial statements. Accordingly, the Company concluded that the fair value of these obligations is negligible, and no related reserves have been established.

In-License Agreements

MEEI Agreement

The Company assumed an Exclusive License Agreement with Massachusetts Eye and Ear Infirmary (MEEI), originally entered into in July 2016 between MEEI and Helio, as amended, (the MEEI Agreement), in connection with the 2019 acquisition of Helio. Pursuant to the MEEI Agreement, the Company obtained an exclusive worldwide license from MEEI to develop and commercialize ADX‑2191 under certain patents, patent applications, and other licenses to intellectual property rights licensed by MEEI (the MEEI Patent Rights).

Under the MEEI Agreement, the Company is obligated to pay annual license maintenance fees; certain development, regulatory, and commercial milestone payments upon the achievement of specified events; royalties on net sales of products incorporating the MEEI Patent Rights; and a portion of certain sublicense revenue. The MEEI Agreement remains in effect until the expiration of the last patent licensed under the MEEI Agreement, unless earlier terminated in accordance with the MEEI Agreement. Upon an early termination of the MEEI Agreement, the licensed rights and related intellectual property developed under the MEEI Agreement revert to MEEI.

Other In-License Agreements

Additionally, the Company has other in-license agreements with third parties that require the Company to make future development, regulatory and commercial milestone payments, as well as royalty payments on net sales of specified products, if and when such milestones are achieved or sales occur. As of June 30, 2026, none of the related milestones had been achieved and no royalties were due. The amount and timing of any future payments are uncertain and depend on the successful development and commercialization of the related products.

Legal Proceedings

On March 30, 2026, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against us and certain current and former officers. The lawsuit alleges violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff alleges that the defendants made false or misleading statements or failed to disclose certain information concerning the new drug application (NDA) for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of all persons and entities that purchased or otherwise acquired our securities between November 3, 2023, and March 16, 2026, as well as attorneys’ fees and costs. At this time, we cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

In addition, from time to time, the Company may become subject to litigation and claims arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings that we expect to have any material adverse effect on our business, financial condition, or results of operation.

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

On November 15, 2024, the Company entered into the Expansion Side Letter (the Expansion Letter) with AbbVie. The Expansion Letter makes certain changes to the AbbVie Option Agreement, among other things, providing that the Company will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the AbbVie Option and entry into the Collaboration Agreement, such that 60% of the Company's allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the AbbVie Option and the Company and AbbVie do not execute the Collaboration Agreement, the Company will remain solely responsible for such costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the AbbVie Option Agreement) was restricted to ten (10) business days following approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide the Company notice in case AbbVie determines that it will not exercise the AbbVie Option. The Company did not conduct any launch activities or incur related expenses during the six months ended June 30, 2026 and June 30, 2025.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay the Company a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, the Company would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution. In the United States, the Company would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for the Company. Outside of the United States, the Company would be eligible to receive tiered royalties on net sales of reproxalap. As of August 6, 2026, AbbVie has not exercised the AbbVie Option.

As of June 30, 2026, the Company recorded $6.0 million of deferred collaboration revenue related to the AbbVie Option Agreement and Exercise Period Extension, which was classified as a current liability as AbbVie may exercise the option at any time. Although the AbbVie Option Agreement was not considered to be a vendor-customer relationship, the Company used ASC 606 to conclude that the $6.0 million liability would be considered the transaction price (the Transaction Price) and all other amounts due to the Company under the Collaboration Agreement would be excluded from the Transaction Price, since such amounts relate to fees that can only be achieved subsequent to the exercise of the AbbVie Option. Because the AbbVie Option Extension Fee and the AbbVie Option Payment are creditable against the Collaboration Agreement payments due to the Company, the Transaction Price was allocated to a single unit of account and was considered the option to enter into a future collaboration agreement which is considered a material right. The Company concluded that all other performance obligations were immaterial promises in the context of the AbbVie Option Agreement and did not represent additional units of account. The Company will begin to recognize revenue if the AbbVie Option is exercised or when the AbbVie Option expires.

16.
SEGMENT REPORTING

The Company operates through a single operating and reportable segment focused on the discovery and development of innovative therapies designed to treat immune-mediated diseases. The segment's approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. The Company's product candidates include RASP (reactive aldehyde species) modulators ADX‑248, ADX‑246, and chemically related molecules for the potential treatment of systemic and retinal immune-mediated diseases. The Company's late-stage product candidates are reproxalap, a RASP modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX‑2191, a novel formulation of intravitreal methotrexate for the potential treatment of primary vitreoretinal lymphoma and retinitis pigmentosa. The Company's tangible assets are held in the United States. The Company manages all business activities on a consolidated basis. The Company's Chief Operating Decision Maker (CODM) is the Chief Executive Officer.

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
•
the risk that prior results, such as signals of safety, activity, or durability of effect, observed from preclinical or clinical trials will not be replicated or will not continue in ongoing or future studies or trials involving our product candidates;
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
•
political, economic, legal, social and health risks, public health measures, and war or other military actions, that may affect our business, results of operations, and financial position, or the global economy;
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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of August 6, 2026, AbbVie has not exercised the AbbVie Option.

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

As we continue to execute on our strategy of expanding our product candidate pipeline, we may license or acquire new immune-modulating assets with novel therapeutic potential.

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

In August 2024, we entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of June 30, 2026, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

On April 1, 2026, we repaid in full the outstanding $15.0 million principal balance under our Loan and Security Agreement with Hercules Capital, Inc., together with accrued interest and all other amounts due thereunder. Upon repayment, the Loan and Security Agreement terminated in accordance with its terms. As of June 30, 2026, we had no debt obligations.

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

To date, substantially all our research and development expenses have been incurred in connection with reproxalap and ADX‑2191, as well as the proof of concept trials with ADX‑629, which was a signal-finding molecule no longer under development. We expect our research and development expenses to increase for the foreseeable future as we advance ADX‑248, ADX‑246, and other compounds through preclinical and clinical development. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates. The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

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

General and administrative expenses

During the six months ended June 30, 2026 and 2025, our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums, consulting, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly traded company, and maintain compliance with exchange listing and SEC requirements. The general and administrative expense increases will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income earned on our interest-bearing accounts and interest expense incurred on our outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity from transactions and other events from non-owner sources. For the six months ended June 30, 2026, comprehensive loss is equal to our net loss of $8.9 million. For the six months ended June 30, 2025, comprehensive loss is equal to our net loss of $19.7 million inclusive of an immaterial amount of unrealized loss on marketable securities.

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

There were no material changes to our critical accounting estimates during the six months ended June 30, 2026, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2025 Annual Report.

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

Three months ended June 30, 2026 compared to three months ended June 30, 2025

	For the Three Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent

Research and development	$3,484,514	$8,505,229	$(5,020,715)	(59.0%)
General and administrative	2,365,993	1,663,503	702,490	42.2%
Loss from operations	(5,850,507)	(10,168,732)	4,318,225	(42.5%)
Other income (expense):
Interest income	400,257	872,038	(471,781)	(54.1%)
Interest expense	(23)	(470,618)	470,595	(100.0%)
Total other income, net	400,234	401,420	(1,186)	(0.3%)
Net loss	$(5,450,273)	$(9,767,312)	$4,317,039	(44.2%)

Research and development expenses. Research and development expenses were $3.5 million for the three months ended June 30, 2026, compared to $8.5 million for the three months ended June 30, 2025. The decrease of $5.0 million was primarily related to a decrease of $3.8 million in external clinical development costs and $1.6 million in drug product manufacturing costs.

For three months ended June 30, 2026, approximately 20% of the total research and development expenses related to the advancement of late-stage product candidates. The late-stage product candidate spend during the three months ended June 30, 2026 was primarily attributable to reproxalap. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation is a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and administrative expenses. General and administrative expenses were $2.4 million for the three months ended June 30, 2026, compared to $1.7 million for the three months ended June 30, 2025. The increase of $0.7 million was primarily related to an increase of $0.4 million in personnel costs and $0.3 million in legal costs.

Other income (expense). Total other income (expense), net, was $0.4 million for each of the three months ended June 30, 2026 and 2025. Net other income primarily related to lower interest income resulting from decreased investment balances, substantially offset by lower interest expense following the repayment of the Loan and Security Agreement.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

	For the Six Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent

Research and development	$5,894,089	$15,928,552	$(10,034,463)	(63.0%)
General and administrative	3,503,336	4,667,639	(1,164,303)	(24.9%)
Loss from operations	(9,397,425)	(20,596,191)	11,198,766	(54.4%)
Other income (expense):
Interest income	963,235	1,853,525	(890,290)	(48.0%)
Interest expense	(468,702)	(954,147)	485,445	(50.9%)
Total other income, net	494,533	899,378	(404,845)	(45.0%)
Net loss	$(8,902,892)	$(19,696,813)	$10,793,921	(54.8%)

Research and development expenses. Research and development expenses were $5.9 million for the six months ended June 30, 2026, compared to $15.9 million for the six months ended June 30, 2025. The decrease of approximately $10.0 million was primarily related to a decrease of $5.4 million in external clinical development costs, $3.1 million in drug product manufacturing costs, $1.2 million in personnel costs, $0.2 million in preclinical expenditures, and $0.1 million in consulting expenditures.

For the six months ended June 30, 2026, approximately 15% of the total research and development expenses was related to the advancement of late-stage product candidates. The late-stage product candidate expense during the six months ended June 30, 2026 was primarily attributable to reproxalap. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results is a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and administrative expenses. General and administrative expenses were $3.5 million for the six months ended June 30, 2026, compared to $4.7 million for the six months ended June 30, 2025. The decrease of approximately $1.2 million was primarily related to a decrease of $1.2 million in personnel costs.

Other income (expense). Total other income (expense), net, was $0.5 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in net other income of $0.4 million was principally due a decrease in interest income as a result of a decrease in investments, substantially offset by lower interest expense following the repayment of the Loan and Security Agreement.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities, as well as borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At June 30, 2026, we had total stockholders’ equity of approximately $37.9 million, and cash and cash equivalents of $45.1 million. During the six months ended June 30, 2026, we had a net loss of approximately $8.9 million. We expect to generate operating losses for the foreseeable future.

In August 2024, we entered into the 2024 Jefferies Sales Agreement, as sales agent, under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of June 30, 2026, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

On April 1, 2026, we repaid in full the outstanding $15.0 million principal balance under our Loan and Security Agreement with Hercules Capital, Inc., together with accrued interest and all other amounts due thereunder. Upon repayment, the Loan and Security Agreement terminated in accordance with its terms. As of June 30, 2026, we had no debt obligations.

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory, and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of August 6, 2026, AbbVie has not exercised the AbbVie Option.

Based on our current operating plan, and excluding any potential licensing and product revenue, we believe that our cash and cash equivalents as of June 30, 2026, will be sufficient to fund our currently projected operating expenses into the second half 2028, including continued early and late-stage development of our product candidates in ocular and systemic immune-mediated diseases. We base our projections of operating capital requirements on our current operating plan, which includes assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, regulatory requirements, and commercialization (as applicable) of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research, development activities, and regulatory activities; commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates; or fulfill additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process, we are unable to estimate with any certainty the costs we will incur in the continued clinical development and regulatory requirements of reproxalap, and our other product candidates. Subsequent trials or regulatory activities initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development, regulatory, and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

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

We may need or desire to obtain additional capital to finance our operations through debt, equity, or alternative financing arrangements. We may also seek capital through collaborations or partnerships with other companies. The issuance of debt could require us to grant additional liens on certain of our assets that may limit our flexibility. If we raise additional capital by issuing equity securities, the terms and prices for additional financings may be much more favorable to the new investors than the terms obtained by our existing stockholders. Additional financings also may significantly dilute the ownership of our existing stockholders. We are in a period of economic uncertainty, escalating trade tensions, inflation, and capital markets disruption, which has been significantly impacted by adverse developments affecting the financial services industry, geopolitical instability due to, among other things, the continued hostilities in Iran, Ukraine, Israel, and other areas. In addition, the disruption in the capital markets could make any financing more challenging, and there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our future activities, which could harm our business, financial condition, and operating results. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(9,699,511)	$(21,024,921)
Net cash (used in) provided by investing activities	(23,097)	6,736,288
Net cash provided by (used in) financing activities	(15,228,860)	1,002,810
Net decrease in cash and cash equivalents	$(24,951,468)	$(13,285,823)

Operating Activities. Net cash used in operating activities was $9.7 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $21.0 million for the same period in 2025. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for the six months ended June 30, 2026 as compared to 2025 was principally due to decreases in research and development activities, a reduction in the value of stock-based cash awards, and decreases in accrued expenses due to the amount and timing of payments for research and development activities for the six months ended June 30, 2026 compared to the same period in 2025.

Investing Activities. Investing activities were immaterial for the six months ended June 30, 2026. For the six months ended June 30, 2025, net cash provided by investing activities was $6.7 million, primarily reflecting maturities of marketable securities offset by purchases of marketable securities.

Financing Activities. Net cash used in financing activities was $15.2 million for the six months ended June 30, 2026, compared to net cash provided by financing activities was $1.0 million for the six months ended June 30, 2025. The net cash used in financing activities for the six months ended June 30, 2026 consisted primarily of the repayment of the outstanding Loan and Security Agreement. The net cash provided by financing activities for the six months ended June 30, 2025 consisted primarily of exercises of options.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
To generate revenue, we will depend on FDA approval and successful commercialization of reproxalap. Our success in obtaining regulatory approval of reproxalap from the FDA depends on whether we successfully address the issues raised by the FDA in the 2026 Complete Response Letter (as defined below), and our ability to address any issues the FDA may raise in the future. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.
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
•
We will require substantial additional financing, and a failure to obtain necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development, other operations or commercialization efforts.
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

On March 17, 2026, we announced that we had received a Complete Response Letter from the FDA (the 2026 Complete Response Letter). The 2026 Complete Response Letter stated that there is “a lack of substantial evidence consisting of adequate and well-controlled investigations … that the drug product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in its proposed labeling” and that “the application has failed to demonstrate efficacy in adequate and well controlled studies in the treatment of signs and symptoms of dry eye disease.” The 2026 Complete Response Letter also stated that the “inconsistency of study results raises serious concerns about the reliability and meaningfulness of the positive findings” and that the “totality of evidence from the completed clinical trials does not support the effectiveness of the product.” On July 14, 2026, we received minutes (the Minutes) from a Type A meeting, held on June 10, 2026 with the FDA, regarding potential resubmission of the Reproxalap NDA. On July 15, 2026, we requested a clarification of the Minutes from the FDA. In addition, we intend to request a Type D meeting with the FDA to discuss potential resubmission of the Reproxalap NDA. The Type D meeting is expected to be held by the end of the third quarter of 2026. A Type D meeting is intended to facilitate focused discussion on a limited number of specific issues, but there can be no assurance that the FDA will agree with our proposed approach. If the FDA requires us to conduct a additional clinical trials, we could incur additional costs and delays, to the extent any such trial is more complex, time-consuming and/or expensive to design, initiate and complete. Furthermore, we may decide to submit a formal dispute resolution request to the FDA as a follow-up to our recent Type A and Type D meetings regarding the 2026 Complete Response Letter.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the six months ended June 30, 2026 and 2025 was approximately $8.9 million and $19.7 million, respectively. As of June 30, 2026, we had total stockholders’ equity of $37.9 million and an accumulated deficit of $492.9 million. Losses have resulted principally from costs incurred in our clinical trials and research and development programs, and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved and we do not enter into collaboration agreements with third parties, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

We were a party to a credit facility with Hercules Capital, Inc. until we fully repaid all outstanding obligations on April 1, 2026. If we raise any debt financing, the terms of such debt could restrict our operating and financial flexibility. Restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock, or make investments. If we default under the terms of any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be limited as a result of transactions involving our common stock.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income or tax due. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through June 30, 2026, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

As of June 30, 2026, we had only 6 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

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

As of June 30, 2026, we only had 6 full-time employees. We currently plan to commercialize reproxalap through a collaboration with AbbVie, should AbbVie choose to exercise the AbbVie Option. However, if AbbVie elects not to exercise the AbbVie Option, we may need to grow our organization to continue development and pursue the potential commercialization of reproxalap, either alone or with another third party. In addition, we expect that we will need to grow our organization to continue development and pursue the potential commercialization of our other product candidates, as well as function as a public company. As we seek to advance reproxalap, alone or with others, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively, and hire, train, and integrate additional clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to identify, recruit, or integrate additional personnel, and our failure to do so could prevent us from successfully growing our company.

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

As of June 30, 2026, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 24% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. Concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Aldeyra Therapeutics, Inc.

August 6, 2026	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

August 6, 2026	/s/ Michael Alfieri
Michael Alfieri
Head of Finance
(Principal Financial and Principal Accounting Officer)