Form 10-Q
period 2026-09-30
Aldeyra Therapeutics, Inc.
filed 2026-11-05
CIK 1341235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-36332

ALDEYRA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1968197
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

23 Bradford Street
Concord, MA	01742
(Address of principal executive offices)	(Zip Code)

(781) 761-4904

(Registrant’s telephone number, including area code)

131 Hartwell Avenue, Suite 320

Lexington, MA 02421

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ALDX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2026, there were 60,356,541 shares of the registrant’s common stock issued and outstanding.

Aldeyra Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2026

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2026	December 31,
	(unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$40,974,979	$70,041,254
Prepaid expenses and other current assets	1,943,818	1,742,202
Total current assets	42,918,797	71,783,456
Fixed assets, net	17,991	—
Right-of-use assets	445,121	275,861
Total assets	$43,381,909	$72,059,317
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$144,443	$158,461
Accrued expenses	1,556,556	6,120,297
Current portion of debt	—	15,249,632
Operating lease liabilities	178,577	280,537
Deferred collaboration revenue	6,000,000	6,000,000
Total current liabilities	7,879,576	27,808,927
Operating lease liabilities, long-term	280,121	—
Total liabilities	8,159,697	27,808,927
Commitments and contingencies (Notes 3, 13, & 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock, voting, $0.001 par value; 150,000,000 authorized and 60,356,541 and 60,162,773 shares issued and outstanding, respectively	60,357	60,163
Additional paid-in capital	531,784,964	528,147,480
Accumulated deficit	(496,623,109)	(483,957,253)
Total stockholders’ equity	35,222,212	44,250,390
Total liabilities and stockholders’ equity	$43,381,909	$72,059,317

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,837,390	$5,430,757	$7,731,478	$21,359,309
General and administrative	2,298,884	2,570,375	5,802,220	7,238,014
Loss from operations	(4,136,274)	(8,001,132)	(13,533,698)	(28,597,323)
Other income (expense):
Interest income	373,748	788,694	1,336,982	2,642,220
Interest expense	(438)	(475,903)	(469,140)	(1,430,051)
Total other income, net	373,310	312,791	867,842	1,212,169
Net loss	$(3,762,964)	$(7,688,341)	$(12,665,856)	$(27,385,154)
Net loss per share - basic and diluted	$(0.06)	$(0.13)	$(0.21)	$(0.46)
Weighted average common shares outstanding - basic and diluted	60,351,572	60,126,850	60,330,761	60,020,763

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(3,762,964)	$(7,688,341)	$(12,665,856)	$(27,385,154)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities, net of tax	—	11,810	—	(36,627)
Total other comprehensive income (loss)	$—	$11,810	$—	$(36,627)
Comprehensive loss	$(3,762,964)	$(7,676,531)	$(12,665,856)	$(27,421,781)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2025	60,162,773	$60,163	$528,147,480	$—	$(483,957,253)	$44,250,390
Stock-based compensation	—	—	3,556,846	—	—	3,556,846
Issuance of common stock, exercise of stock options	20,009	20	71,120	—	—	71,140
Issuance of common stock, employee stock purchase plan	5,353	6	9,686	—	—	9,692
Issuance of common stock, vested restricted stock units	168,406	168	(168)	—	—	—
Other comprehensive loss	—	—	—		—	—
Net loss	—	—	—	—	(12,665,856)	(12,665,856)
Balance, September 30, 2026	60,356,541	$60,357	$531,784,964	$—	$(496,623,109)	$35,222,212

Balance, December 31, 2024	59,648,278	$59,648	$521,018,373	$37,442	$(450,110,592)	$71,004,871
Stock-based compensation	—	—	4,537,897	—	—	4,537,897
Issuance of common stock, exercise of stock options	274,158	275	1,103,665	—	—	1,103,940
Issuance of common stock, employee stock purchase plan	7,101	7	19,609	—	—	19,616
Issuance of common stock, vested restricted stock units	233,236	233	(233)	—	—	—
Other comprehensive loss	—	—	—	(36,627)	—	(36,627)
Net loss	—	—	—	—	(27,385,154)	(27,385,154)
Balance, September 30, 2025	60,162,773	$60,163	$526,679,311	$815	$(477,495,746)	$49,244,543

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Stockholders' Equity
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income/(Loss), net of tax	Accumulated Deficit	Total Stockholders' Equity
Balance, June 30, 2026	60,321,068	$60,321	$530,685,127	$—	$(492,860,145)	$37,885,303
Stock-based compensation	—	—	1,090,181	—	—	1,090,181
Issuance of common stock, employee stock purchase plan	5,353	6	9,686	—	—	9,692
Issuance of common stock, vested restricted stock units	30,120	30	(30)	—	—	—
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(3,762,964)	(3,762,964)
Balance, September 30, 2026	60,356,541	$60,357	$531,784,964	$—	$(496,623,109)	$35,222,212

Balance, June 30, 2025	60,045,530	$60,046	$525,046,496	$(10,995)	$(469,807,405)	$55,288,142
Stock-based compensation	—	—	1,512,186	—	—	1,512,186
Issuance of common stock, exercise of stock options	33,949	34	120,712	—	—	120,746
Issuance of common stock, vested restricted stock units	83,294	83	(83)	—	—	—
Other comprehensive loss	—	—	—	11,810	—	11,810
Net loss	—	—	—	—	(7,688,341)	(7,688,341)
Balance, September 30, 2025	60,162,773	$60,163	$526,679,311	$815	$(477,495,746)	$49,244,543

ALDEYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,665,856)	$(27,385,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,769,550	5,001,332
Non-cash interest expense	50,368	167,893
Net amortization of premium on marketable securities	—	(1,105,475)
Depreciation and amortization expense	292,017	186,877
Write-off of deferred offering costs	—	267,261
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(201,616)	758,510
Accounts payable	(14,018)	(167,030)
Accrued expenses and other liabilities	(3,054,455)	(5,770,551)
Net cash used in operating activities	(13,824,010)	(28,046,337)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of fixed assets	(23,097)	—
Purchases of marketable securities	—	(40,263,712)
Maturities of marketable securities	—	72,000,000
Net cash (used in) provided by investing activities	(23,097)	31,736,288
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	71,140	1,103,940
Proceeds from employee stock purchase plan	9,692	19,616
Repayment of long-term debt	(15,000,000)	—
Debt end of term charge paid in cash	(300,000)	—
Net cash (used in) provided by financing activities	(15,219,168)	1,123,556
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,066,275)	4,813,507
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,041,254	54,527,092
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,974,979	$59,340,599

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$559,625	$1,267,250

SUPPLEMENTAL INFORMATION AND DISCLOSURES OF NONCASH ACTIVITIES:
Right-of-use assets obtained in exchange for lease liabilities, including lease amendments	$456,171	$260,899

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

Based on the current operating plan of the Company, and excluding any potential licensing and product revenue, the Company believes that cash and cash equivalents will be sufficient to fund the currently projected operating expenses for at least the next 12 months from the date the financial statements are issued. The Company has based projections of operating capital requirements on the current operating plan, which includes assumptions that may prove to be incorrect, and the Company may use all available capital resources sooner than the Company expects. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, for the Company to carry out planned research and development activities and regulatory activities; commence or continue ongoing commercialization activities, including manufacturing, sales, marketing and distribution, for any product candidates for which the Company may receive marketing approval; or satisfy U.S. Food and Drug Administration (FDA) requirements for marketing approval. Additional funding may not be available to the Company on acceptable terms, or at all. Inability to secure additional funding could force the Company to delay, reduce, or eliminate research and development programs or commercialization efforts.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the nine months ended September 30, 2026, as compared to those identified in the 2025 Annual Report.

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

3.
Helio Vision Acquisition

In connection with the January 2019 acquisition of Helio Vision, Inc. (Helio), the Company obtained the rights to develop ADX‑2191 for the treatment of proliferative vitreoretinopathy (the Helio Product Candidate) pursuant to an Agreement and Plan of Merger dated as of January 24, 2019 (the Merger Agreement). Under the Merger Agreement, the Company may be required to issue additional shares of common stock to the former securityholders and an advisor of Helio upon achievement of certain FDA regulatory milestones related to the Helio Product Candidate (the Milestone Shares), including FDA approval for proliferative vitreoretinopathy or a substantially similar indication prior to January 2029, or FDA approval for an indication other than proliferative vitreoretinopathy or a substantially similar indication prior to January 2031. During the year ended December 31, 2024, the Company ceased development of the Helio Product Candidate for the treatment of proliferative vitreoretinopathy. As a result, subject to the terms and conditions of the Merger Agreement, the Helio Product Candidate and related intellectual property rights may revert to an entity designated by the representative of the former Helio securityholders, if the agreement is terminated.

The Company accounts for the contingent obligation to issue the Milestone Shares under FASB ASC Topic 450, Contingencies. As of September 30, 2026, no remaining regulatory milestones were considered probable of being achieved and, accordingly, no liability has been recorded.

4.
NET LOSS PER SHARE

For the three and nine months ended September 30, 2026 and 2025, diluted weighted average common shares outstanding are equal to basic weighted average common shares due to the net loss position of the Company.

The following potentially dilutive securities outstanding had an antidilutive impact and were therefore excluded from the computation of diluted weighted-average shares outstanding:

	For the Three and Nine Months Ended September 30,
	2026	2025
Options to purchase common stock	8,886,608	8,591,421
Nonvested restricted stock units	59,688	281,273
Total of common stock equivalents	8,946,296	8,872,694

5.
CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

At September 30, 2026, cash and cash equivalents were comprised of:

	Carrying Amount	Estimated Fair Value	Cash and Cash Equivalents
Cash	$2,431,925	$2,431,925	$2,431,925
Money market funds	38,543,054	38,543,054	38,543,054
Total cash and cash equivalents	$40,974,979	$40,974,979	$40,974,979

The contractual maturities of all cash equivalents and available for sale securities were less than one year at September 30, 2026.

At December 31, 2025, cash and cash equivalents were comprised of:

	Carrying Amount	Estimated Fair Value	Cash and Cash Equivalents
Cash	$29,566,736	$29,566,736	$29,566,736
Money market funds	40,474,518	40,474,518	40,474,518
Total cash and cash equivalents	$70,041,254	$70,041,254	$70,041,254

There were no marketable securities held at September 30, 2026 and December 31, 2025.

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

The following table presents information about the Company’s assets measured at fair value at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$38,543,054	$—	$—	$38,543,054
Total assets at fair value	$38,543,054	$—	$—	$38,543,054

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$40,474,518	$—	$—	$40,474,518
Total assets at fair value	$40,474,518	$—	$—	$40,474,518

(a)
Money market funds that are included in cash and cash equivalents in the consolidated balance sheets are valued at quoted market prices in active markets.

There were no liabilities measured at fair value at September 30, 2026 or December 31, 2025, respectively.

Financial instruments, including clinical trial prepayments to contract research organizations and accounts payable, are carried in the condensed consolidated financial statements at amounts that approximate fair value based on the short maturities of the instruments.

7.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2026 and December 31, 2025 were:

	September 30,	December 31,
	2026	2025
Deferred research and development expenses	$616,318	$1,043,086
Prepaid insurance expenses	867,907	407,194
Miscellaneous prepaid expenses and other current assets	459,593	291,922
Total prepaid expenses and other current assets	$1,943,818	$1,742,202

8.
ACCRUED EXPENSES

Accrued expenses at September 30, 2026 and December 31, 2025 were:

	September 30,	December 31,
	2026	2025
Accrued compensation	$839,516	$4,272,999
Accrued research and development expenses	214,808	1,288,423
Accrued other expenses	502,232	558,875
Total accrued expenses	$1,556,556	$6,120,297

9.
CREDIT FACILITY

The Company previously maintained a Loan and Security Agreement with Hercules Capital, Inc. (the Loan and Security Agreement).

On April 1, 2026, the Company repaid in full the $15.0 million principal balance outstanding under the Loan and Security Agreement, together with accrued interest and all other amounts due under the Loan and Security Agreement. Upon repayment, the Loan and Security Agreement terminated in accordance with its terms, and all security interests granted thereunder were released.

As of September 30, 2026, the Company had no debt obligations. Interest expense recognized during the nine months ended September 30, 2026 reflects amounts incurred under the Loan and Security Agreement through the repayment date, April 1, 2026.

10.
STOCKHOLDERS’ EQUITY

In August 2024, the Company entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which the Company has the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of September 30, 2026, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Sections 382 and 383), a corporation that undergoes an “ownership change” is subject to limitations on the ability to utilize pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving the Company’s common stock, within the testing period, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an ownership change. A limitation on the Company’s ability to utilize some or all NOLs or credits could have a material adverse effect on the Company’s results of operations and cash flows. Prior to December 31, 2021, the Company believes that four ownership changes have occurred. However, management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized “built-in-gains”) is sufficient so that no current impairment of pre-ownership change tax attributes is required. The Company does not believe an ownership change occurred from December 31, 2021 through September 30, 2026. Any future ownership changes, including those resulting from the Company’s future financing activities, may cause existing tax attributes to incur additional limitations.

As of September 30, 2026, the Company is subject to tax in the U.S. (Federal and Massachusetts). The Company is open to examination for the tax years ended December 31, 2025, 2024, 2023, and 2022. In addition, any loss years remain open to the extent that losses are available for carryover to future years.

The Company accounts for uncertain tax positions pursuant to ASC 740-10 which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets the recognition threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. Accordingly, in the provision for income taxes, the Company recognizes interest accrued related to unrecognized tax benefits and penalties. Because management is currently unaware of any uncertain tax positions, the Company has not recorded liabilities, including interest or penalties for uncertain tax positions.

12.
STOCK-BASED COMPENSATION

The Company approved the 2013 Equity Incentive Plan in October 2013, which was amended in June 2016 and June 2018 (Amended 2013 Plan). The Amended 2013 Plan provided for the granting of stock options, restricted stock units (RSU), stock appreciation rights, and stock units to certain employees, members of the board of directors, and consultants of the Company.

In May 2023, the Company's Board of Directors approved the 2023 Equity Incentive Plan (the 2023 Equity Plan) to replace the Amended 2013 Plan. On June 30, 2023, the Company's stockholders approved the 2023 Equity Plan at the Company's 2023 annual meeting of stockholders. Pursuant to the 2023 Equity Plan, the Company cannot make any further grants under the Amended 2013 Plan, though awards previously granted under the Amended 2013 Plan still remain outstanding. The 2023 Equity Plan is effective for a period of ten years after June 30, 2023, and a total of 5,450,000 shares of the Company’s common stock, in addition to shares of the Company’s common stock that are subject to awards granted under the Amended 2013 Plan that are outstanding as of such date and that are subsequently forfeited, cancelled, or expire before being exercised or settled in full, are authorized for issuance under the 2023 Equity Plan. As of September 30, 2026, there were 2,439,770 shares of common stock available for grant under the 2023 Equity Plan.

In 2022, the Company granted performance cash settled bonus awards (CSBUs) under the Management Cash Incentive Plan, as amended (the Management Cash Incentive Plan). The performance criteria were met in February 2023, and the awards vested in four annual installments from the date of grant based on continued service. During the three months ended September 30, 2026, the Company settled the outstanding liability associated with the 2022 CSBUs through cash payments of approximately $1.2 million in accordance with the terms of the awards. As of September 30, 2026, no amounts remained payable related to the 2022 CSBUs.

In 2026, the Company granted additional CSBUs that are not subject to performance criteria and vest solely based on continued service over four years. The awards entitle employees to receive cash payments equal to the closing price per share of the Company's common stock on Nasdaq on the payment date, on the earlier of (i) four years from the date of grant or (ii) a change of control. As of September 30, 2026, $0.2 million was accrued as compensation expense for the outstanding CSBUs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$690,763	$1,466,469	$1,276,615	$2,965,376
General and administrative expenses	423,341	1,114,284	492,935	$2,035,956
Total stock-based compensation expense	$1,114,104	$2,580,753	$1,769,550	$5,001,332

Stock Options

The table below summarizes activity relating to stock options under the incentive plans for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2025	8,582,483	$5.50	6.18	$6,607,251
Granted	2,704,090	1.77		—
Exercised	(20,009)	3.56		12,997
Forfeited	(875,824)	4.45		8,357
Expired	(1,504,132)	5.97		—
Outstanding at September 30, 2026	8,886,608	$4.39	6.77	$—
Exercisable at September 30, 2026	5,528,379	$5.40	5.38	$—

(a)
The aggregate intrinsic value in the above table was calculated on the positive difference, if any, between the closing price per share of the Company’s common stock on September 30, 2026 of $1.23 and the per share exercise price of the underlying options.

As of September 30, 2026, unamortized stock-based compensation for stock options outstanding was $6.8 million and is expected to be recognized over a weighted average period of 2.34 years. Total unrecognized compensation cost will be adjusted for future forfeitures, if necessary.

Restricted Stock Units

The table below summarizes activity relating to restricted stock units (RSUs) for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	274,496	$5.55
Released	(151,392)	5.42
Cancelled / Forfeited	(46,402)	4.72
Vested	(17,014)	4.72
Outstanding at September 30, 2026	59,688	$6.76

There were no RSUs granted during the nine months ended September 30, 2026. The total grant date fair value of RSUs vested was $0.9 million for the nine months ended September 30, 2026. As of September 30, 2026, the outstanding RSUs had unamortized stock-based compensation of $0.1 million with a weighted-average remaining recognition period of 0.25 years and an aggregate intrinsic value of $0.1 million.

Employee Stock Purchase Plan

At September 30, 2026, the Company had 4,106,821 shares available for issuance under the 2016 Employee Stock Purchase Plan (2016 ESPP). A summary of the weighted-average grant-date fair value, and total stock-based compensation expense recognized related to the 2016 ESPP are as follows:

	Nine Months Ended September 30,
	2026	2025
Weighted-average grant-date fair value per share	$2.06	$—
Total stock-based compensation expense	$11,006	$—

13.
LEASES

The Company currently leases office space to conduct business operations. Lease renewal options are regularly evaluated, and when the exercise of an option is reasonably certain, the Company includes the renewal period in the lease term. The rates implicit in the Company's operating leases are not readily determinable. Accordingly, the Company uses its incremental borrowing rate at the respective lease commencement dates to determine the present value of lease payments.

The Company leases office space in Lexington, Massachusetts (Lexington Lease), under an operating lease agreement that is scheduled to expire in December 2026. In September 2026, the Company relocated its operations to Concord, Massachusetts, and wrote off the remaining right-of-use asset associated with the Lexington Lease in connection with the planned abandonment of the premises. The Company remains obligated to make lease payments through the expiration of the Lexington Lease.

On July 28, 2026, the Company entered into a new operating lease agreement for approximately 4,067 square feet of office space in Concord, Massachusetts (Concord Lease), to serve as its corporate headquarters. The Concord Lease commenced in September 2026, when the Company obtained access to and occupied the premises, and expires on September 30, 2029. The Company recognized a right-of-use asset and corresponding operating lease liability upon commencement of the Concord Lease in September 2026.

As of September 30, 2026, the Company maintained an unamortized Right-Of-Use asset of approximately $0.4 million related to the Concord Lease and aggregate operating lease liabilities of approximately $0.5 million related to the Lexington Lease and Concord Lease, based on the present value of the minimum rental payments in accordance with ASC Topic 842, Leases. The weighted average discount rate used for leases as of September 30, 2026 is 8.8%. The weighted average remaining lease term as of September 30, 2026 was 2.57 years. The operating lease expense for the nine months ended September 30, 2026 was $0.3 million.

Maturities and balance sheet presentation of the Company’s operating lease liabilities as of September 30, 2026 is as follows:

Remaining total lease payments	$513,108
Less: effect of discounting	(54,410)
Present value of lease liabilities	$458,698

Current operating lease liabilities	$178,577
Non-current operating lease liabilities	$280,121
Total	$458,698

The Company’s gross future minimum payments under all non-cancelable operating leases as of September 30, 2026, are:

	Total	2026	2027	2028	2029
Operating Lease Obligations	$513,108	$98,949	$147,090	$151,158	$115,911

14.
COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Through September 30, 2026, the Company had not incurred any material losses related to these indemnification obligations. Although claims for indemnification may arise in the ordinary course of business, the Company does not expect any such claims to have a material adverse effect on the consolidated financial statements. Accordingly, the Company concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

Other In-License Agreements

Additionally, the Company has other in-license agreements with third parties that require the Company to make future development, regulatory and commercial milestone payments, as well as royalty payments on net sales of specified products, if and when such milestones are achieved or sales occur. As of September 30, 2026, none of the related milestones had been achieved and no royalties were due. The amount and timing of any future payments are uncertain and depend on the successful development and commercialization of the related products.

Legal Proceedings

On March 30, 2026, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against us and certain current and former officers. On October 9, 2026, the lead plaintiff filed an amended complaint. The amended complaint asserts violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The amended complaint alleges that the defendants made false or misleading statements or failed to disclose certain information concerning the new drug application (NDA) for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of all persons and entities that purchased or otherwise acquired our securities between November 28, 2023, and March 16, 2026, as well as attorneys’ fees and costs. At this time, we cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

In addition, from time to time, the Company may become subject to litigation and claims arising in the ordinary course of business. Other than the Securities Class Action, the Company is not currently a party to any material legal proceedings that we expect to have any material adverse effect on our business, financial condition, or results of operation.

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

On November 15, 2024, the Company entered into the Expansion Side Letter (the Expansion Letter) with AbbVie. The Expansion Letter makes certain changes to the AbbVie Option Agreement, among other things, providing that the Company will conduct certain launch activities, which costs shall not exceed mid-single-digit millions of dollars without AbbVie’s approval, and which costs will be considered allowable expenses pursuant to the Collaboration Agreement upon the delivery of AbbVie’s written notice of exercising the AbbVie Option and entry into the Collaboration Agreement, such that 60% of the Company's allowable expenses will be reimbursed by AbbVie in the event of exercise. If AbbVie does not deliver a written notice of exercising the AbbVie Option and the Company and AbbVie do not execute the Collaboration Agreement, the Company will remain solely responsible for such costs. AbbVie has also independently initiated pre-commercialization planning activities. In addition, the Exercise Period (as defined in the AbbVie Option Agreement) was restricted to ten (10) business days following approval from the U.S. Food and Drug Administration of the NDA for reproxalap in dry eye disease (the FDA Decision), provided that AbbVie shall provide the Company notice in case AbbVie determines that it will not exercise the AbbVie Option. The Company did not conduct any launch activities or incur related expenses during the nine months ended September 30, 2026 and September 30, 2025.

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay the Company a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, the Company would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution. In the United States, the Company would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for the Company. Outside of the United States, the Company would be eligible to receive tiered royalties on net sales of reproxalap. As of November 5, 2026, AbbVie has not exercised the AbbVie Option.

As of September 30, 2026, the Company recorded $6.0 million of deferred collaboration revenue related to the AbbVie Option Agreement and Exercise Period Extension, which was classified as a current liability as AbbVie may exercise the option at any time. Although the AbbVie Option Agreement was not considered to be a vendor-customer relationship, the Company used ASC 606 to conclude that the $6.0 million liability would be considered the transaction price (the Transaction Price) and all other amounts due to the Company under the Collaboration Agreement would be excluded from the Transaction Price, since such amounts relate to fees that can only be achieved subsequent to the exercise of the AbbVie Option. Because the AbbVie Option Extension Fee and the AbbVie Option Payment are creditable against the Collaboration Agreement payments due to the Company, the Transaction Price was allocated to a single unit of account and was considered the option to enter into a future collaboration agreement, which is considered a material right. The Company concluded that all other performance obligations were immaterial promises in the context of the AbbVie Option Agreement and did not represent additional units of account. The Company will begin to recognize revenue if the AbbVie Option is exercised or when the AbbVie Option expires.

16.
SEGMENT REPORTING

The Company operates through a single operating and reportable segment focused on the discovery and development of innovative therapies designed to treat immune-mediated diseases. The segment's approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. The Company's product candidates include RASP (reactive aldehyde species) modulators ADX‑248, ADX‑246, and chemically related molecules for the potential treatment of systemic and retinal immune-mediated diseases. The Company's late-stage product candidates are reproxalap, a RASP modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX‑2191, a novel formulation of intravitreal methotrexate for the potential treatment of primary vitreoretinal lymphoma. The Company's tangible assets are held in the United States. The Company manages all business activities on a consolidated basis. The Company's Chief Operating Decision Maker (CODM) is the Chief Executive Officer.

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
•
delay in or failure to obtain regulatory approval of reproxalap or any of our other product candidates, including as a result of the U.S. Food and Drug Administration (FDA) not accepting our regulatory filings, including an unsuccessful formal dispute resolution request (FDRR), or requiring additional clinical trials or data prior to review or approval of such filings;
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

Overview

Aldeyra Therapeutics, Inc., including our wholly owned subsidiaries (we, us, or the Company), is a biotechnology company devoted to discovering innovative therapies designed to treat immune-mediated diseases. Our approach is to develop pharmaceuticals that modulate protein systems, instead of directly inhibiting or activating single protein targets, with the goal of optimizing multiple pathways at once while minimizing toxicity. Our product candidates include RASP (reactive aldehyde species) modulators ADX‑248, ADX‑246, and chemically related molecules for the potential treatment of systemic and retinal immune-mediated diseases. Our late-stage product candidates are reproxalap, a RASP modulator for the potential treatment of dry eye disease and allergic conjunctivitis, and ADX-2191, a novel formulation of intravitreal methotrexate for the potential treatment of primary vitreoretinal lymphoma.

On March 17, 2026, following re-submission of the Reproxalap NDA, we announced receipt of the 2026 Complete Response Letter from the FDA. Following our Type A and Type D meetings with the FDA, on October 26, 2026, we submitted an FDRR to the Office of New Drugs (OND) appealing the 2026 Complete Response Letter. During the fourth quarter of 2026, we expect to meet with the OND to discuss the FDRR. In addition, we announced the suspension of the ADX‑2191 retinitis pigmentosa clinical development program, and also announced that ADX‑248 has completed Phase 1 and is now Phase 2-ready. Additional pipeline guidance will be provided pending resolution of the FDRR.

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of November 5, 2026, AbbVie has not exercised the AbbVie Option.

All of our development plans and timelines are subject to adjustment depending on recruitment rate, regulatory review, including the FDRR process, preclinical and clinical results, funding, and other factors that could delay the initiation, completion, or reporting of clinical trials. Regulatory review timelines are flexible and subject to change based on the regulator’s workload and other potential review issues. The timing of ongoing clinical trials depends, in part, on the availability of clinical research facilities and staffing, and the ability to recruit patients.

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

In August 2024, we entered into an Open Market Sales Agreement SM with Jefferies, as sales agent (the 2024 Jefferies Sales Agreement), under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of September 30, 2026, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

On April 1, 2026, we repaid in full the outstanding $15.0 million principal balance under our Loan and Security Agreement with Hercules Capital, Inc., together with accrued interest and all other amounts due thereunder. Upon repayment, the Loan and Security Agreement terminated in accordance with its terms. As of September 30, 2026, we had no debt obligations.

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

To date, substantially all our research and development expenses have been incurred in connection with reproxalap and ADX‑2191, as well as the proof of concept trials with ADX‑629, which was a signal-finding molecule no longer under development. We expect our research and development expenses to increase for the foreseeable future as we advance ADX‑248, ADX‑246, and other compounds through preclinical and clinical development. The process of obtaining regulatory approval is costly and time consuming. We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success, and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidates. The costs associated with clinical development and regulatory activities, including FDRR and related regulatory interactions, may vary significantly over the life of a project owing to, but not limited to, the following:

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
•
the costs and timing of regulatory interactions, including the FDRR process, and any additional analyses, documentation, or other activities that may be required in connection with regulatory review;
•
the duration of patient follow-up;
•
the phase of development of our product candidates; and
•
the efficacy and safety profile of our product candidates.

Research and development expenses may include costs associated with asset acquisitions. Assets purchased in an asset acquisition transaction are expensed as in-process research and development unless the assets acquired are deemed to have an alternative future use. Acquired in-process research and development payments are immediately expensed, and include upfront payments, as well as transaction fees and subsequent milestone payments. Development costs incurred after the asset acquisition are expensed as incurred.

We do not expect reproxalap or any of our other product candidates to be commercially available, if at all, before further discussions including as part of the FDRR process, with the FDA, timing and outcome of which are unpredictable.

General and administrative expenses

During the nine months ended September 30, 2026 and 2025, our general and administrative expenses consisted primarily of employee-related expenses, including benefits and stock-based compensation for our full-time employees. Other general and administrative expenses include insurance premiums, consulting, and professional fees for auditing, tax, investor relations, and legal services, including patent-related costs and certain regulatory matters. We expect that general and administrative expenses will increase in the future as we expand our operating activities, continue to incur additional costs associated with being a publicly traded company, and maintain compliance with exchange listing and SEC requirements. The general and administrative expense increases will likely include higher consulting costs, fees for commercializing our product candidates, legal fees, accounting fees, insurance premiums, and fees associated with investor relations.

Other income (expense)

Total other income (expense) consists primarily of interest income earned on our interest-bearing accounts and interest expense incurred on our previously outstanding debt.

Comprehensive loss

Comprehensive loss is defined as the change in equity from transactions and other events from non-owner sources. For the nine months ended September 30, 2026, comprehensive loss is equal to our net loss of $12.7 million. For the nine months ended September 30, 2025, comprehensive loss is equal to our net loss of $27.4 million inclusive of an immaterial amount of unrealized loss on marketable securities.

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

There were no material changes to our critical accounting estimates during the nine months ended September 30, 2026, as compared to those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our 2025 Annual Report.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including the progress of our research and development efforts, the timing and outcome of clinical trials, the timing and outcome of regulatory submissions and the FDRR, regulatory requirements, and the exercise, if any, of the AbbVie Option, including any related commercialization costs. Our limited operating history makes predictions of future operations difficult or impossible. Since our inception, we have incurred significant losses.

Three months ended September 30, 2026 compared to three months ended September 30, 2025

	For the Three Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent

Research and development	$1,837,390	$5,430,757	$(3,593,367)	(66.2%)
General and administrative	2,298,884	2,570,375	(271,491)	(10.6%)
Loss from operations	(4,136,274)	(8,001,132)	3,864,858	(48.3%)
Other income (expense):
Interest income	373,748	788,694	(414,946)	(52.6%)
Interest expense	(438)	(475,903)	475,465	(99.9%)
Total other income, net	373,310	312,791	60,519	19.3%
Net loss	$(3,762,964)	$(7,688,341)	$3,925,377	(51.1%)

Research and development expenses. Research and development expenses were $1.8 million for the three months ended September 30, 2026, compared to $5.4 million for the three months ended September 30, 2025. The decrease of $3.6 million was primarily related to a decrease of $1.6 million in external clinical development costs, $1.1 million in personnel costs, $0.5 million in drug product manufacturing costs, $0.2 million in preclinical expenditures, and $0.2 million in consulting expenditures. The decrease is reflective of our shift in focus from clinical development activities to regulatory activities associated with its development programs, including reproxalap.

For three months ended September 30, 2026, approximately 30% of the total research and development expenses related to the advancement of late-stage product candidates. The late-stage product candidate spend during the three months ended September 30, 2026 was primarily attributable to reproxalap. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation is a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and administrative expenses. General and administrative expenses were $2.3 million for the three months ended September 30, 2026, compared to $2.6 million for the three months ended September 30, 2025. The decrease of $0.3 million was primarily related to a decrease of $0.8 million in personnel costs, offset by an increase of $0.4 million in legal costs and $0.1 million in consulting expenditures.

Other income (expense). Total other income (expense), net, was $0.4 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. The increase in net other income was primarily due to lower interest expense following the repayment of the Loan and Security Agreement, substantially offset by lower interest income resulting from decreased investment balances.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

	For the Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent

Research and development	$7,731,478	$21,359,309	$(13,627,831)	(63.8%)
General and administrative	5,802,220	7,238,014	(1,435,794)	(19.8%)
Loss from operations	(13,533,698)	(28,597,323)	15,063,625	(52.7%)
Other income (expense):
Interest income	1,336,982	2,642,220	(1,305,238)	(49.4%)
Interest expense	(469,140)	(1,430,051)	960,911	(67.2%)
Total other income, net	867,842	1,212,169	(344,327)	(28.4%)
Net loss	$(12,665,856)	$(27,385,154)	$14,719,298	(53.7%)

Research and development expenses. Research and development expenses were $7.7 million for the nine months ended September 30, 2026, compared to $21.4 million for the nine months ended September 30, 2025. The decrease of approximately $13.7 million was primarily related to a decrease of $7.0 million in external clinical development costs, $3.6 million in drug product manufacturing costs, $2.3 million in personnel costs, $0.4 million in preclinical expenditures, and $0.4 million in consulting expenditures. The decrease is reflective of our shift in focus from clinical development activities to regulatory activities associated with its development programs, including reproxalap.

For the nine months ended September 30, 2026, approximately 25% of the total research and development expenses was related to the advancement of late-stage product candidates. The late-stage product candidate expense during the nine months ended September 30, 2026 was primarily attributable to reproxalap. We do not track labor associated with each program and have allocated headcount costs on a pro-rated basis. Management believes the pro rata allocation results is a reasonable estimate of the headcount costs associated with each of the programs noted above.

General and administrative expenses. General and administrative expenses were $5.8 million for the nine months ended September 30, 2026, compared to $7.2 million for the nine months ended September 30, 2025. The decrease of approximately $1.4 million was primarily related to a decrease of $1.9 million in personnel costs, offset by an increase of $0.4 million in legal costs and $0.1 million in consulting expenditures.

Other income (expense). Total other income (expense), net, was $0.9 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in net other income of $0.3 million was principally due to a decrease in interest income as a result of a decrease in investments, substantially offset by lower interest expense following the repayment of the Loan and Security Agreement.

Liquidity and Capital Resources

We have funded our operations primarily from the sale of equity securities and convertible equity securities, as well as borrowings under credit facilities. Since inception, we have incurred operating losses and negative cash flows from operating activities and have devoted substantially all our efforts to research and development. At September 30, 2026, we had total stockholders’ equity of approximately $35.2 million, and cash and cash equivalents of $41.0 million. During the nine months ended September 30, 2026, we had a net loss of approximately $12.7 million. We expect to generate operating losses for the foreseeable future.

In August 2024, we entered into the 2024 Jefferies Sales Agreement, as sales agent, under which we have the ability to offer and sell, from time to time through Jefferies, shares of common stock providing for aggregate sales proceeds of up to $75.0 million. As of September 30, 2026, no shares of common stock were sold under the 2024 Jefferies Sales Agreement.

On April 1, 2026, we repaid in full the outstanding $15.0 million principal balance under our Loan and Security Agreement with Hercules Capital, Inc., together with accrued interest and all other amounts due thereunder. Upon repayment, the Loan and Security Agreement terminated in accordance with its terms. As of September 30, 2026, we had no debt obligations.

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

Upon AbbVie’s delivery of the agreement execution notice and the parties entering into the Collaboration Agreement, AbbVie would pay us a $100.0 million upfront cash payment, less the AbbVie Option Payment and the AbbVie Option Extension Fee. In addition, we would be eligible to receive up to approximately $300.0 million in regulatory, and commercial milestone payments, inclusive of a $100.0 million milestone payment payable if the FDA Decision is received prior to or after the execution of the Collaboration Agreement. In the United States, we would share profits and losses with AbbVie from the commercialization of reproxalap according to a split of 60% for AbbVie and 40% for us. Outside of the United States, we would be eligible to receive tiered royalties on net sales of reproxalap. As of November 5, 2026, AbbVie has not exercised the AbbVie Option.

Based on our current operating plan, and excluding any potential licensing and product revenue, we believe that our cash and cash equivalents as of September 30, 2026, will be sufficient to fund our currently projected operating expenses into 2029, including continued development and regulatory activities associated with our product candidates in ocular and systemic immune-mediated diseases, including the FDRR process. We base our projections of operating capital requirements on our current operating plan, which includes assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, regulatory requirements, and commercialization (as applicable) of product candidates, we are unable to estimate the exact amount of our working capital requirements. We will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research, development activities, and regulatory activities; commence or continue ongoing commercialization, including manufacturing, sales, marketing and distribution for our product candidates; or fulfill additional development requirements requested by the FDA. At this time, due to the risks inherent in the drug development process and regulatory review processes, we are unable to estimate with any certainty the costs we will incur in the continued clinical development and regulatory requirements of reproxalap, including the FDRR process, and our other product candidates. Subsequent trials or regulatory activities initiated at a later date will cost considerably more, depending on the results of our prior clinical trials, and feedback from the FDA or other third parties. Accordingly, we will continue to require substantial additional capital to continue our clinical development, regulatory, and potential commercialization activities. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•
the costs, timing, and outcome of regulatory submission, procedures, and protocols, and review of reproxalap, including the FDRR process, and any additional clinical trials, analyses, or other activities the FDA or other regulatory agencies may require for approval or label expansion;
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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(13,824,010)	$(28,046,337)
Net cash (used in) provided by investing activities	(23,097)	31,736,288
Net cash (used in) provided by financing activities	(15,219,168)	1,123,556
Net (decrease) increase in cash and cash equivalents	$(29,066,275)	$4,813,507

Operating Activities. Net cash used in operating activities was $13.8 million for the nine months ended September 30, 2026, compared to net cash used in operating activities of $28.0 million for the same period in 2025. The primary use of cash was to fund our operations. The decrease in the amount of cash used in operating activities for the nine months ended September 30, 2026 as compared to 2025 was principally due to decreases in research and development activities, a reduction in the value of stock-based cash awards, and decreases in accrued expenses due to the amount and timing of payments for research and development activities for the nine months ended September 30, 2026 compared to the same period in 2025.

Investing Activities. Investing activities were immaterial for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, net cash provided by investing activities was $31.7 million, primarily reflecting maturities of marketable securities offset by purchases of marketable securities.

Financing Activities. Net cash used in financing activities was $15.2 million for the nine months ended September 30, 2026, compared to net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2025. The net cash used in financing activities for the nine months ended September 30, 2026 consisted primarily of the repayment of the outstanding Loan and Security Agreement. The net cash provided by financing activities for the nine months ended September 30, 2025 consisted primarily of exercises of options.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On March 30, 2026, a purported stockholder filed a putative class action lawsuit (the Securities Class Action) in the U.S. District Court for the District of Massachusetts, against us and certain current and former officers. On October 9, 2026, the lead plaintiff filed an amended complaint. The amended complaint asserts violations by the defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The amended complaint alleges that the defendants made false or misleading statements or failed to disclose certain information concerning the NDA for and the prospects of reproxalap for the treatment of dry eye disease. The lawsuit seeks, among other things, compensatory damages on behalf of all persons and entities that purchased or otherwise acquired our securities between November 28, 2023, and March 16, 2026, as well as attorneys’ fees and costs. At this time, we cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

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
•
To generate revenue, we will depend on FDA approval and successful commercialization of reproxalap. Our success in obtaining regulatory approval of reproxalap from the FDA depends on whether we successfully address the issues raised by the FDA in the 2026 Complete Response Letter (as defined below), including through the FDRR (as defined below) process, and our ability to address any issues the FDA may raise in the future. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.
•
We have submitted a Formal Dispute Resolution Request (FDRR) to the FDA appealing the 2026 Complete Response Letter. The FDRR process is uncertain, may be lengthy, and may not result in approval of reproxalap.
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

To generate revenue, we will depend on FDA approval and successful commercialization of reproxalap. Our success in obtaining regulatory approval of reproxalap from the FDA depends on whether we successfully address the issues raised by the FDA in the 2026 Complete Response Letter, including through the FDRR process, and our ability to address any issues the FDA may raise in the future. If we are unable to successfully obtain FDA approval, or FDA approval is delayed or limited, our ability to generate revenue will be significantly delayed.

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

In October 2024, we resubmitted the Reproxalap NDA, which included results from a revised chamber trial in response to the 2023 Complete Response Letter and on April 3, 2025, we announced that we had received a Complete Response Letter from the FDA (2025 Complete Response Letter, and collectively with the 2023 Complete Response Letter, the Complete Response Letters) with respect to the resubmission. In the 2025 Complete Response Letter, the FDA stated that the Reproxalap NDA “failed to demonstrate efficacy in adequate and well controlled studies in treating ocular symptoms associated with dry eyes” and that “at least one additional adequate and well controlled study to demonstrate a positive effect on the treatment of ocular symptoms of dry eye” should be conducted. The letter identified concerns with the data from the trial submitted to the Reproxalap NDA that may have affected interpretation of the results, which the FDA stated may be related to methodological issues, including a difference in baseline scores across treatment arms. On May 5, 2025, we announced the results from two additional dry eye disease trials, an additional dry eye chamber trial and a field trial. The additional dry eye chamber trial achieved the primary endpoint (P=0.002) of reducing patient-reported ocular discomfort in a dry eye chamber. In June 2025, we resubmitted the Reproxalap NDA, which, based on written agreement with the FDA, primarily consisted of results from the additional dry eye chamber trial. On July 17, 2025, we announced that the FDA accepted the Reproxalap NDA for review and assigned a PDUFA date of December 16, 2025. On December 15, 2025, we announced that the FDA had requested submission of the clinical study report for the field trial, triggering an extension of the PDUFA date to March 16, 2026.

On March 17, 2026, we announced that we had received a Complete Response Letter from the FDA (the 2026 Complete Response Letter). The 2026 Complete Response Letter stated that there is “a lack of substantial evidence consisting of adequate and well-controlled investigations … that the drug product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in its proposed labeling” and that “the application has failed to demonstrate efficacy in adequate and well controlled studies in the treatment of signs and symptoms of dry eye disease.” The 2026 Complete Response Letter also stated that the “inconsistency of study results raises serious concerns about the reliability and meaningfulness of the positive findings” and that the “totality of evidence from the completed clinical trials does not support the effectiveness of the product.” On July 14, 2026, we received minutes (the Minutes) from a Type A meeting, held on June 10, 2026 with the FDA, regarding potential resubmission of the Reproxalap NDA. On July 15, 2026, we requested clarification of the Minutes from the FDA. On September 25, 2026, we held a Type D meeting with the FDA to further discuss the potential resubmission of the Reproxalap NDA. Following our Type A and Type D meetings with the FDA, on October 26, 2026, we submitted an FDRR to the FDA's Office of New Drugs (OND) to appeal the 2026 Complete Response Letter. We expect to meet with the OND during the fourth quarter of 2026. For additional information, see the risk factor below titled “We have submitted an FDRR to the FDA appealing the 2026 Complete Response Letter. The FDRR process is uncertain, may be lengthy, and may not result in approval of reproxalap.”

However, the timing of the FDRR process is not within our control and may take longer than we expect, including if the FDRR is escalated to successive levels of review and there can be no assurance that the FDA will agree with our position, that the FDRR will result in a favorable outcome, or that a favorable outcome would lead to approval of reproxalap on the timeline we expect or at all. If the FDRR is unsuccessful, or if the FDA requires us to conduct additional clinical trials, we could incur additional costs and delays, particularly to the extent any such trial is more complex, time-consuming and/or expensive to design, initiate, and complete. Any of these outcomes could materially harm our business, financial condition, results of operations and stock price.

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

We have submitted an FDRR to the FDA appealing the 2026 Complete Response Letter. The FDRR process is uncertain, may be lengthy, and may not result in approval of reproxalap.

Following our Type A meeting held on June 10, 2026 and our Type D meeting held on September 25, 2026 with the FDA, we submitted an FDRR to the OND appealing the 2026 Complete Response Letter. We expect to meet with the OND during the fourth quarter of 2026. The FDRR process is a discretionary process that is not within our control and may take longer than we expect, including if the FDRR is escalated to successive levels of reviewor if the matter is referred to an FDA advisory committee. There can be no assurance that the FDA will agree with our position, that the FDRR will result in a favorable outcome, or that a favorable outcome would lead to approval of reproxalap on the timeline we expect or at all. The FDA may deny our appeal in whole or in part, and a denial may be appealed only to successively higher levels of review within the FDA, which would extend the process and may not lead to a different outcome. Historically, only a minority of FDRRs have been granted in whole. Even if the appeal is granted in whole or in part, the FDA may still require additional information, analyses, studies or clinical trials, prior to a resubmission of the Reproxalap NDA and a new review cycle, before reproxalap could be approved.

In addition, the FDA may request an advisory committee during any subsequent review cycle, which could delay approval or result in recommendations that are unfavorable to us. Any advisory committee review in connection with the FDRR would be based on the information already in the administrative record, and we would not be able to submit new data or analyses in support of our position as part of the FDRR. Advisory committee recommendations are not binding on the FDA. An advisory committee may not support our position and, even if it does, the FDA may decline to follow its recommendations. An unfavorable advisory committee recommendation or vote could make it less likely that our appeal is granted and could adversely affect any subsequent review of the Reproxalap NDA.

Any approval may not come on the timeline we expect, or at all, and may be subject to limitations on the indicated patient populations or conditions of use. While the FDRR is pending, we may delay or forgo other regulatory paths, such as conducting additional clinical trials, which could lengthen the overall time to potential approval if the FDRR is unsuccessful. Pursuing the FDRR will also require significant management attention and resources, particularly if we are required to prepare for and present at an advisory committee meeting. In addition, our public statements about the FDRR, and any FDA publication of correspondence or decisions relating to it, or any related advisory committee proceedings, could cause volatility in our stock price, and could also give rise to, or be cited in, litigation, including the pending Securities Class Action. If the FDRR is unsuccessful, or if the FDA requires us to conduct additional clinical trials, we could incur additional costs and delays, particularly to the extent any such trial is more complex, time-consuming and/or expensive to design, initiate, and complete, our projected cash runway could be shortened, we may need to raise additional capital sooner than we expect, AbbVie may decide not to exercise the AbbVie Option, and our business, financial condition, results of operations and stock price could be materially harmed.

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

If the exclusive option (the AbbVie Option) to enter into the Co-Development, Co-Commercialization and License Agreement (the Collaboration Agreement) is not exercised by AbbVie Inc. (AbbVie), pursuant to the exclusive option agreement with AbbVie, we will be responsible for funding further development and commercialization of reproxalap, and may be unable to raise the additional capital required to further develop and commercialize reproxalap or enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all. Additionally, AbbVie may request or require us to undertake additional activities prior to or in connection with AbbVie’s potential exercise of the AbbVie Option, which we may not be able to undertake or complete. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs and reproxalap commercialization efforts.

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

There exist several designations that we can apply for from the FDA and other regulators, including the European Medicines Agency (EMA), that would provide us with various combinations of the potential for expedited regulatory review, certain financial incentives as well as the potential for post-approval exclusivity for a period of time. FDA designations include but are not limited to orphan drug designation, breakthrough therapy designation, accelerated approval, fast track status, and priority review for our product candidates. We may seek one or more of these designations for our current and future product candidates. For example, ADX‑2191 has received orphan designation from the FDA for the treatment of primary vitreoretinal lymphoma, as well as orphan designation from the EMA for the treatment of primary large B-cell lymphomas of immune-privileged sites, including primary vitreoretinal lymphoma and the treatment of inherited retinal dystrophies of the rod-dominant phenotype. There can be no assurance that any of our other product candidates will qualify for any of these designations. There can also be no assurance that any of our product candidates that do qualify for FDA or EMA designations will be granted such designations or that the FDA or EMA will not revoke such a designation. Further, there can be no assurance that any of our product candidates that are granted such designations will ever benefit from such designations or that the FDA or EMA would not withdraw such designations once granted. Were we to receive a designation that promised a period of market exclusivity, such as orphan drug exclusivity, such exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Further, with respect to orphan drug status, even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug for the same condition if the FDA or EMA concludes that the later drug is clinically superior if it is shown to be safer, more effective, or makes a major contribution to patient care.

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

As part of our business strategy, we have and continue to evaluate the development and commercialization of product candidates for the treatment of orphan and other rare diseases, including primary vitreoretinal lymphoma. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients willing and able to participate in the clinical trials required by the FDA or other non-United States regulatory agencies. In addition, if others develop products for the treatment of similar diseases, we would potentially compete for the enrollment in rare patient populations, which may adversely impact the rate of patient enrollment in and the timely completion of our current and planned clinical trials. Any negative results or perceived negative results in clinical trials of our product candidates may make it difficult or impossible to recruit or retain patients in other clinical trials of the same product candidate. Insufficient patient enrollment may be a function of other factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the timing and magnitude of disease symptom presentation, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Our inability to identify and enroll a sufficient number of eligible patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials or development program. Public health epidemics or pandemics and the response thereto may have an impact on our ability to enroll and retain patients in our clinical trials. For instance, patient enrollment in our GUARD trial of ADX‑2191 in proliferative vitreoretinopathy was negatively impacted as a result of limited clinical trial staffing at trial sites and some patients electing to delay surgery. Delays in patient enrollment in the future as a result of these and other factors may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent us from completing these trials and adversely affect our ability to advance the development of our product candidates. For instance, in rare diseases such as proliferative vitreoretinopathy and idiopathic nephrotic syndrome, lack of availability of, or difficulty recruiting or retaining a sufficient number of, patients may make it difficult or cost-prohibitive to sufficiently power our clinical trials, which may not enable us to continue development and seek regulatory approval for the applicable product candidate. Further, if our products are approved by regulatory agencies, we may not be able to identify sufficient number of patients to generate significant revenue.

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

Even if we receive regulatory approval for reproxalap or any other product candidate, we or our partners, if any, still may not be able to successfully commercialize, and the revenue that we generate from its sales, if any, could be limited.

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

We operate in highly competitive segments of the biotechnology market. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies (including generic and over-the-counter drugs) as well as with new treatments that may be introduced by our competitors. With the exception of primary vitreoretinal lymphoma, there are a variety of approved drugs and drug candidates in development for the indications that we intend to test. Current pharmaceutical treatments that are used in the United States for dry eye disease include over-the-counter artificial tears, Restasis®, Xiidra®, Cequa®, Eysuvis®, Tyrvaya®, Miebo®, Vevye®, and Tryptyr®. In February 2022, the FDA approved the first generic version of Restasis®, which is now available for sale in the U.S. Many of our competitors have significantly greater financial, product candidate development, manufacturing, and marketing resources than we do. Large pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, universities and private and public research institutes could be in direct competition with us. We also may compete with these organizations to recruit management, scientists, and commercial and clinical development personnel. We will also face competition from these third parties in establishing clinical trial sites, registering subjects for clinical trials, and identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

We have incurred significant operating losses since we were founded in 2004 and expect to incur significant losses for the next several years as we continue our clinical trial, development programs, and commercial activities for reproxalap and our other product candidates. Net loss for the nine months ended September 30, 2026 and 2025 was approximately $12.7 million and $27.4 million, respectively. As of September 30, 2026, we had total stockholders’ equity of $35.2 million and an accumulated deficit of $496.6 million. Losses have resulted principally from costs incurred in our clinical trials and research and development programs, and from general and administrative expenses. In the future, we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, pre-commercial activities, and, if reproxalap or any of our other product candidates is approved and we do not enter into collaboration agreements with third parties, commercialization efforts, including sales and marketing activities, that, together with anticipated general and administrative expenses, will likely result in our incurring further significant losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We currently generate no revenue from sales, and we may never be able to commercialize reproxalap or our other product candidates. We do not currently have the required approvals to market any of our product candidates and we may never receive them. We do not expect to generate revenue from sales of our product candidates that is sufficient to achieve profitability, excluding any upfront licensing fees we may receive, unless and until we obtain marketing approval for and commercialize one or more of our product candidates. We do not expect to commercialize reproxalap alone or with others or any of our other product candidates before further discussions, including as part of the FDRR process, with the FDA, if ever. Achieving profitability will require us or our partners, if any, to be successful in a range of challenging activities, including:

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

We have not sold any products, and we do not expect to sell or derive revenue from any product sales for the foreseeable future. We may seek additional funding through collaboration agreements and public or private financings, including debt financings. The state of the global economy and market instability has made the business climate volatile and more costly. Uncertain economic conditions, uncertainty as to the general direction of the macroeconomic environment, and the price of our common stock, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. For example, the capital and credit markets may be adversely affected by the ongoing hostilities in Iran, Ukraine, and Israel and the surrounding areas, the possibility of wider regional or global conflicts, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as a global financial crisis, could affect our ability to raise additional capital. Additional funding may not be available to us on acceptable terms, or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders or be excessively dilutive. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities. Because of the number and variability of factors that will determine our use of our cash, cash equivalents, and marketable securities, the ultimate use of cash, cash equivalents, and marketable securities may vary substantially from the currently intended use. Our management might not apply our cash, cash equivalents, or marketable securities in ways that ultimately increase the value of your investment. We expect to use our cash, cash equivalents, and marketable securities to: fund our planned clinical trials of a number of product candidates; continue to fund the regulatory process for reproxalap, including the FDRR process, any resubmission of the Reproxalap NDA, and conducting any additional clinical trials or other activities that the FDA may require for approval of reproxalap; develop other molecules that relate to immune-mediated disease; pursue regulatory approval for our product candidates; and provide working capital and capital for other general corporate purposes. The failure by our management to apply these funds effectively could harm our business. We may invest our cash, cash equivalents, or marketable securities in short-term investment-grade interest-bearing securities, which may not yield a favorable return to our stockholders. If we do not invest or apply our cash, cash equivalents, or marketable securities in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) and certain other tax assets (tax attributes) to offset future taxable income or tax due. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Transactions involving our common stock within the testing period, even those outside our control, such as purchases or sales by investors, could result in an ownership change. A limitation on our ability to utilize some or all of our NOLs or credits could have a material adverse effect on our results of operations and cash flows. We believe, prior to December 31, 2021, that four ownership changes occurred since inception. Management believes that the aggregate Section 382 and 383 limitation (including the additional limitation for recognized "built-in gains") is sufficient so that no current impairment of pre-ownership change tax attributes is required. We believe there were no ownership changes from December 31, 2021 through September 30, 2026, based on a review of our equity history during that period. Any future ownership changes, including those resulting from our recent or future financing activities, may cause our existing tax attributes to have additional limitations. However, subject to annual limitations, Federal NOLs generated in years 2018 and beyond will have an indefinite carryforward period and will not expire. Future changes in federal and state tax laws pertaining to NOL carryforwards may also cause limitations or restrictions from us claiming such NOLs. If the NOL carryforwards become unavailable to us or are fully utilized, our future taxable income will not be shielded from federal and state income taxation absent certain U.S. federal and state tax credits, and the funds otherwise available for general corporate purposes would be reduced.

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

Our operations could be subject to business disruptions such as earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health epidemics, regional or larger scale conflicts or geo-political actions, war or other military conflict (including an escalation of the conflicts in Iran, Ukraine, and Israel and the surrounding areas), trade policies, sanctions, treaties and tariffs and other natural or man-made disasters or other business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition, and increase our costs and expenses. We rely on third-party manufacturers to produce reproxalap and our other product candidates. Our ability to obtain clinical and commercial supplies of reproxalap or our other product candidates could be disrupted, if the operations of suppliers are affected by business disruptions.

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

As of September 30, 2026, we had only 6 full-time employees and, as a result, we rely, and expect to continue to rely, on outsourcing arrangements for a significant portion of our activities, including clinical research, data collection and analysis, manufacturing, commercial readiness preparations, financial reporting and accounting, and human resources, as well as for certain functions required of publicly traded companies. We may have limited control over third parties and we cannot guarantee that any third-party will perform its obligations in an effective and timely manner.

In addition, during challenging and uncertain economic environments, in tight credit markets and during public health epidemics, and with the continued hostilities in Iran, Ukraine, and Israel and the surrounding areas, there may be a disruption or delay in the performance of our third-party contractors, suppliers, or partners. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants, and collaborators are vulnerable to damage from computer viruses; unauthorized access; natural disasters; terrorism; war or other military conflict; including as a result of the continued hostilities in Iran, Ukraine, and Israel and the surrounding areas; and telecommunication and electrical failures. While to our knowledge we have not experienced any such material system failure, accident, or security breach to date, such an event could cause interruptions in our operations, and could result in a material disruption of our development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails or artificial intelligence to misappropriate passwords, payment information, or other personal information, or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets, or other devices. Despite our efforts to mitigate the effectiveness of such malicious actions through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. Security risks may be heightened as a result of remote working arrangements. In addition, due to the political uncertainty involving the continued hostilities in Iran, Ukraine, and Israel and the surrounding areas, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Any of these events or circumstances could materially adversely affect our business, financial condition, and operating results.

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

As of September 30, 2026, we only had 6 full-time employees. We currently plan to commercialize reproxalap through a collaboration with AbbVie, should AbbVie choose to exercise the AbbVie Option. However, if AbbVie elects not to exercise the AbbVie Option, we may need to grow our organization to continue development and pursue the potential commercialization of reproxalap, either alone or with another third party. In addition, we expect that we will need to grow our organization to continue development and pursue the potential commercialization of our other product candidates, as well as function as a public company. As we seek to advance reproxalap, alone or with others, and other product candidates towards potential commercialization, increase the number of ongoing product development programs, and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our financial, development, regulatory, manufacturing, marketing, and sales capabilities, or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers, and other third parties. Future growth will impose significant added responsibilities on members of management and require us to retain additional internal capabilities. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively, and hire, train, and integrate additional clinical and regulatory, financial, administrative and sales, and marketing personnel. We may not be able to identify, recruit, or integrate additional personnel, and our failure to do so could prevent us from successfully growing our company.

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
•
increases in custom duties and tariffs;
•
changes in currency exchange rates;
•
economic weakness, including inflation, and political instability, including effects of adverse developments affecting the financial services industry, the ongoing conflicts in Iran, Ukraine, and Israel and the surrounding areas, and the possibility of a wider regional or global conflict, and global sanctions imposed in response thereto;
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

Changes in United States social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. Concerns over economic recession, elevated interest rates and inflation, tariffs, supply chain delays and disruptions, priorities of the U.S. presidential administration and related changes in laws, regulations or policies, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Recent and upcoming presidential and congressional elections in the United States could also result in significant changes in, and uncertainty with respect to, legislation, regulation, and government policy that may impact the biopharmaceutical industry in the United States. Any such impacts may have a negative impact on the United States economies and on our business, financial condition, and results of operations. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, continued hostilities in Iran, Ukraine, and Israel and the surrounding areas could lead to disruption, instability, and volatility in global markets and industries. The U.S. government and other governments and jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the Society for Worldwide Interbank Financial Telecommunication payment (SWIFT) system, and have threatened additional sanctions and controls. The impact of sanctions, control, and other measures, as well as potential responses by Russia, is unknown.

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

Concerns over economic recession, elevated interest rates and inflation, adverse developments affecting the biotechnology industry, supply chain delays and disruptions, priorities of the U.S. presidential administration and related changes in laws, regulations, and policies, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the continued hostilities in Iran, Ukraine, and Israel and the surrounding areas, could lead to disruption, instability, and volatility in global markets and industries. In connection with the hostilities between Russia and Ukraine, the U.S. government and other governments and jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of such measures, as well as potential responses to them by Russia, is unknown.

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

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market (Nasdaq), such as the corporate governance requirements or the minimum closing bid price requirement of $1.00 per share, Nasdaq may take steps to de-list our common stock. Although we have not received a bid price deficiency notice from Nasdaq since, the closing bid price of our common stock has been below $1.00 since October 2, 2026 through the date of the filing of this Quarterly Report on Form 10-Q. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

Because a small number of our existing stockholders own a substantial percentage of our outstanding common stock, your ability to influence corporate matters will be limited.

As of September 30, 2026, our executive officers, directors, and greater than 5% stockholders, in the aggregate, own approximately 18% of our outstanding common stock. As a result, such persons, acting together, may have the ability to control our management and business affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. Concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

10.1

Lease Agreement by and between Bradford Street, L.L.C. and Aldeyra Therapeutics, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K as filed on July 30, 2026, and incorporated herein by reference)

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

Aldeyra Therapeutics, Inc.

November 5, 2026	/s/ Todd C. Brady, M.D., Ph.D.
Todd C. Brady, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Aldeyra Therapeutics, Inc.

November 5, 2026	/s/ Michael Alfieri
Michael Alfieri
Head of Finance
(Principal Financial and Principal Accounting Officer)